Form 10QSB
period 2008-01-31
Atlantic Resources Inc.
filed 2008-04-10
CIK 1424864

     UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the quarterly period ended January 31, 2008

[  ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period _____________to______________

      Commission File Number 333-149299

ATLANTIC RESOURCES INC.
(Exact name of small Business Issuer as specified in its charter)

Nevada	20-1769847
---------------------------------	------------------------------
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

#606-610 Granville St.
Vancouver, British Columbia	V6C 3T3
----------------------------------------	------------------------------
(Address of principal executive offices)	(Postal or Zip Code)

Issuer's telephone number, including area code:	(604) 568-0059
----------------------------

N/A
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [ ] Yes [ X ] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[ X ] Yes [ ] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 4,700,000 shares of $0.001 par value common stock outstanding as of April ,2008.

ATLANTIC RESOURCES INC.
(An Exploration Stage Company)
FINANCIAL STATEMENTS
January 31, 2008
(Unaudited)

ATLANTIC RESOURCES INC.
(An Exploration Stage Company)
INTERIM BALANCE SHEETS
January 31, 2008 and July 31, 2007

	January 31	July 31
	2008	2007
ASSETS

Current
Cash and cash equivalents	$18,383	$21,641

Total Assets	$18,383	$21,641

LIABILITIES

Current
Accounts payable and accrued liabilities – Note 5	$6,387	$1,000
Due to related party – Note 6	500	500

Total Liabilities	6,887	1,500

STOCKHOLDERS’ EQUITY

Capital stock – Note 7
Authorized
70,000,000 common shares, par value $0.001
Issued and outstanding
4,700,000 common shares	4,700	4,700
Additional paid-in capital	24,500	24,500
Deficit, accumulated during the exploration stage	(17,704)	(9,059)

Total Stockholders’ Equity	11,496	20,141

Total Liabilities and Stockholders’ Equity	$18,383	$21,641

Going Concern – Note 3

SEE ACCOMPANYING NOTES

ATLANTIC RESOURCES INC.
(An Exploration Stage Company)
INTERIM STATEMENT OF OPERATIONS
for the three and six months ended January 31, 2008
and for the period from February 9, 2007 (Date of Inception)
to January 31, 2008

			Accumulated for
			the Period from
			February 9, 2007
			(Date of
	Three months	Six months	Inception)
	January 31	January 31	To January 31
	2008	2008	2008

Expenses
Geological, mineral and prospect costs	$-	$-	$7,500
General and administrative	658	677	736
Incorporation costs	-	-	500
Professional fees	7,968	7,968	8,968

	8,626	8,645	17,704

Net loss for the period	$(8,626)	$(8,645)	$(17,704)

Basic and diluted earnings per common share	$(0.000)	$(0.000)	$(0.000)

Weighted average common shares outstanding	4,700,000	4,700,000	4,220,787

SEE ACCOMPANYING NOTES

ATLANTIC RESOURCES INC.
(An Exploration Stage Company)
INTERIM STATEMENT OF CASH FLOWS
for the three and six months ended January 31, 2008
and for the period from February 9, 2007 (Date of Inception)
to January 31, 2008

			Accumulated for
			the
			Period from
	Three months	Six months	February 9, 2007
	ended	ended	(Date of Inception)
	January 31	January 31	to January 31
	2008	2008	2008
Operating Activities
Loss for the period	$(8,626)	$(8,645)	$(17,704)
Changes in non-cash working capital items
Accounts payable and accrued liabilities	5,387	5,387	6,387
Net cash provided by (used in) Operating Activities	(3,239)	(3,258)	(11,317)
Financing Activities
Advance from related party	-	-	500
Common stock issued for cash	-	-	29,200
	-	-	29,700

Increase (Decrease) In Cash and Cash Equivalents
During The Period	(3,239)		18,383
Cash and Cash Equivalents, Beginning of Period	21,622	21,641	-

Cash and Cash Equivalents, End of Period	$18,383	$18,383	$18,383

Supplementary disclosure of dash flow information
Cash paid for
Interest	$-	$-	$-
Income taxes	$-	$-	$-

SEE ACCOMPANYING NOTES

ATLANTIC RESOURCES INC.
(An Exploration Stage Company)
INTERIM STATEMENT OF
STOCKHOLDERS’ EQUITY
for the period from February 9, 2007
(Date of Inception)
to January 31, 2008

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, February 9, 2007	--	$--	$--	$--	$--

Shares issued for $.001 March
12, 2007	3,000,000	3,000	--	--	3,000
Shares issued for $.001 March
14, 2007	1,200,000	1,200	--	--	1,200
Shares issued for $.05 April 26,
2007	500,000	500	24,500	--	25,000
Net loss for the period ended
July 31, 2007	--	--	--	(9,059)	(9,059)

Balance, July 31, 2007	4,700,000	$4,700	$24,500	$(9,059)	$20,141
Net loss for the six month period
ended January 31, 2008	--	--	--	(8,645)	(8,645)

Balance, January 31, 2008	4,700,000	$4,700	$24,500	$(17,704)	$11,496

SEE ACCOMPANYING NOTES

ATLANTIC RESOURCES INC.
(An Exploration Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
January 31, 2008

Note 1	Operations

The Company was incorporated in the State of Nevada on February 9, 2007 and is in the exploration stage. The Company has acquired a mineral property located in the Province of British Columbia, Canada, and has not yet determined whether this property contains reserves that are economically recoverable. The recoverability of amounts from the property will be dependent upon the discovery of economically recoverable reserves, confirmation of the Company’s interest in the underlying property, the ability of the Company to obtain necessary financing to satisfy expenditure requirements and to complete the development of the property and upon future profitable production or proceeds from the sale thereof..

The Company has adopted July 31as its fiscal year end.

Note 2	Interim Reporting

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended January 31, 2008 are not necessarily indicative of the results that may be expected for the year ended July 31, 2008.

Note 3	Summary of Significant Accounting Policies

This summary of significant accounting policies is presented to assist in understanding the financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the U.S. and have been consistently applied in the preparation of the financial statements.

Going Concern

These financial statements have been prepared on the going concern basis, which presumes that the Company will continue operations for the foreseeable future and will be able to realize assets and discharge liabilities in the normal course of business. The Company has accumulated a deficit of $17,704 since inception, has yet to achieve profitable operations and further losses are anticipated in the development of its business, raising substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. These financial statements do not reflect the adjustments or reclassifications to the assets and liabilities which would be necessary if the Company was unable to continue its operations. The Company anticipates that additional funding will be in the form of equity financing from the sale of common stock. The Company may also seek to obtain short-term loans from the directors of the Company. There are no current arrangements in place for equity funding or short-term loans.

Atlantic Resources Inc.
(An Exploration Stage Company)
Notes to the Interim Financial Statements
January 31, 2008

Note 3	Summary of Significant Accounting Policies – (cont’d)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying disclosures. Although these estimates are based on management's best knowledge of current events and actions the Company may undertake in the future, actual results may ultimately differ from the estimates. Management believes such estimates to be reasonable.

Mineral Property Costs

Mineral property acquisition, exploration and development costs are expensed as incurred until such time as economic reserves are quantified. From that time forward, the Company will capitalize all costs to the extent that future cosh flows from mineral reserves equal or exceed the costs deferred. The deferred costs will be amortized over the recoverable reserves when a property reaches commercial production. Costs related to site restoration programs will be accrued over the life of the project. To date, the Company has not established any proven reserves on its mineral property.

Note 4	Mineral Property

On April 18 2007, the Company purchased a mineral claim in the Province of British Columbia for $7,500. The claim will expire on June 26, 2008 unless the Company carries out assessment procedures as required by government.

Note 5	Accounts Payable and Accrued Liabilities

Accrued professional fees payable	$6,387

Note 6	Due to Related Party

The account represents company costs paid by a major shareholder and director. There is no interest or stated terms of repayment.

Atlantic Resources Inc.
(An Exploration Stage Company)
Notes to the Interim Financial Statements
January 31, 2008

Note 7	Capital Stock

On March 12, 2007, the Company issued 3,000,000 common shares for $3,000 in cash to the sole director.

On March 14, 2007, the Company issued 1,200,000 common shares for $1,200 in cash.

On April 26, 2007, the Company issued 500,000 common shares for $25,000 in cash.

There are no shares subject to options, warrants or other agreements as at January 31, 2008.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operation

Our plan of operation for the next twelve months is to complete the recommended phase one and two  exploration programs on the Vic Vein Mining Claim consisting of grid emplacement, concentrated geological mapping and sampling, geophysical surveys and an initial drill hole. We anticipate that these  exploration programs will cost approximately $7,000 and $25,000 respectively.

We plan to commence the phase one exploration program on the Vic Vein Mining claim in the spring of 2008, subject to financing. This program will take approximately two months to complete. We do not have any verbal or written agreement regarding the retention of any qualified engineer or geologist for these exploration programs

Our budget for the phase one exploration program is as follows:

Budget - Phase 1

Follow-up Geochem and Detailed Geology sampling	$5,000
Assays 75 @ $20 per assay	$1,500
Contingency	$500

Total Phase I	$7,000

The anticipated budget for the phase two program is as follows:

Geophysical survey	$18,500
Follow-up Mapping	$2,500
Report writing/consulting	$2,500
Operating Supplies	$1,500

Total Phase II	$25,000

After the completion of the phase two exploration program, we will have our consulting geologist prepare a report discussing the results and conclusions of the first two phases of exploration. We will also ask him to provide us with a recommendation for additional exploration work on the Vic Vein Mining claim, which will include a proposed budget.

As well, we anticipate spending an additional $15,000 on administrative fees, including fees payable in connection with reporting obligations. Total expenditures over the next 12 months are therefore expected to be approximately $50,000.

We will require additional funding in order to proceed with exploration on the Vic Vein Mining claim and to cover administrative expenses. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock or from director loans. We do not have any arrangements in place for any future equity financing or loans.

Results Of Operations For Period Ending January 31, 2008

We did not earn any revenues during the six-month period ending January 31, 2008. We incurred operating expenses in the amount of $8,645 for the six-month period ended January 31, 2008. Our operating expenses were comprised of general & administrative fees of $677 relating to mineral property exploration, professional fees of $7968.

At January 31, 2008, we had total assets of $18,383, consisting entirely of cash. At the same date, our liabilities consisted of accounts payable and accrued liabilities of $6,387 and $500 due to our president for a loan he made to us.

ITEM 3: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

Our management evaluated the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter on January 31, 2008. This evaluation was conducted by Raffi Khorchidian our director, President, Chief Executive Officer, Secretary, Principal Accounting Officer & Treasurer.

At January 31, 2008, we had total assets of $18,383, consisting entirely of cash. At the same date, our liabilities consisted of accounts payable and accrued liabilities of $6,387 and $500 due to our president for a loan he made to us.

Limitations on the Effective of Controls

Our management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but no absolute, assurance that the objectives of a control system are met. Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs. These limitations also include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of a control. A design of a control system is also based upon certain assumptions about potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Conclusions

Based upon his evaluation of our controls, our chief executive officer and principal accounting officer has concluded that, subject to the limitations noted above, the disclosure controls are effective providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared. There were no changes in our internal controls that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

PART II- OTHER INFORMATION

Item 1.	Legal Proceedings

We are not a party to any pending legal proceeding. Management is not aware of any threatened litigation, claims or assessments.

Item 2.	Changes in Securities

We did not issue any securities during the quarter ended January 31, 2008.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Report on Form 8-K

31.1	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: April , 2008

Atlantic Resources Inc.

/s/ Raffi Khorchidian
------------------------------
Raffi Khorchidian, President

Exhibit 31.1

CERTIFICATION

I, Raffi Khorchidian, President and Chief Executive Officer of Atlantic Resources Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Atlantic Resources Inc.;

2.	Based on my knowledge, this report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d- 15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

	a)	designed such disclosure controls and procedures, or caused such disclosure control and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

	b)	designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

	c)	evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation;

	d)	disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.	The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process summarize and report financial information; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting

Date: April , 2008

/s/ Raffi Khorchidian
-------------------------------------------
Raffi Khorchidian, President and C.E.O.
(Principal Executive Officer)

Exhibit 31.2

CERTIFICATION

I, Raffi Khorchidian, Treasurer and Director of Atlantic Resources Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Atlantic Resources Inc.;

2.	Based on my knowledge, this report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d- 15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

	a)	designed such disclosure controls and procedures, or caused such disclosure control and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

	b)	designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

	c)	evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation;

	d)	disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.	The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process summarize and report financial information; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting

Date: April , 2008

/s/ Raffi Khorchidian
---------------------------------------
Raffi Khorchidian, Treasurer and Director
Principal Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Atlantic Resources Inc. (the “Company”) on Form 10-QSB for the period ended January 31, 2008 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

1.	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: April , 2008

/s/ Raffi Khorchidian
---------------------------------
Raffi Khorchidian, President and C.E.O.
(Principal Executive Officer)

Exhibit 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Atlantic Resources Inc. (the “Company”) on Form 10-QSB for the period ended January 31, 2008 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

1.	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: April , 2008

/s/ Raffi Khorchidian
-------------------------------------------
Raffi Khorchidian, Principal Financial Officer