Form 10QSB
period 2008-04-30
Atlantic Resources Inc.
filed 2008-06-13
CIK 1424864

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]        Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2008

[  ]         Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period _____________to______________

Commission File Number 333-149299

ATLANTIC RESOURCES INC.
(Exact name of small Business Issuer as
specified in its charter)

Nevada	20-8443182
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

#606-610 Granville St.
Vancouver, British Columbia	V6C 3T3
(Address of principal executive offices)	(Postal or Zip Code)

Issuer's telephone number, including area code:	(604) 568-0059

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 4,700,000 shares of $0.001 par value common stock outstanding as of June 13, 2008.

ATLANTIC RESOURCES INC.
(An Exploration Stage Company)
FINANCIAL STATEMENTS
April 30, 2008

ATLANTIC RESOURCES INC.
(An Exploration Stage Company)
INTERIM BALANCE SHEETS
April 30, 2008 and July 31, 2007

	April 30	July 31
	2008	2007
ASSETS

Current
Cash and cash equivalents	$7,529	$21,641

Total Assets	$7,529	$21,641

LIABILITIES

Current
Accounts payable and accrued liabilities – Note 5	$3,845	$1,000
Due to related party – Note 6	500	500

Total Liabilities	4,345	1,500

STOCKHOLDERS’ EQUITY

Capital stock – Note 7
Authorized
70,000,000 common shares, par value $0.001
Issued and outstanding
4,700,000 common shares	4,700	4,700
Additional paid-in capital	24,500	24,500
Deficit, accumulated during the exploration stage	(26,016)	(9,059)

Total Stockholders’ Equity	3,184	20,141

Total Liabilities and Stockholders’ Equity	$7,529	$21,641

Going Concern – Note 3

SEE ACCOMPANYING NOTES

ATLANTIC RESOURCES INC.
(An Exploration Stage Company)
INTERIM STATEMENT OF OPERATIONS
for the three and nine months ended April 30, 2008
and for the period from February 9, 2007 (Date of Inception)
to April 30, 2008

				Accumulated
			53 days from	for the Period
			February 9,	February 9,
			2007 (Date of	2007 (Date of
	Three months	Nine months	Inception) to	Inception) to
	April 30, 2008	April 30, 2008	April 30, 2007	April 30, 2008

Expenses

Geological, mineral and prospect costs	$5,000	$5,000	$7,500	$12,500
General and administrative	2,915	3,592	28	3,651
Incorporation costs	-	-	500	500
Professional fees	397	8,365	-	9,365

Net loss for the period	(8,312)	(16,957)	(8,028)	(26,016)

Basic and diluted earnings per common share	(0.002)	(0.004)	(0.002)	(0.003)

Weighted average number of common shares used in
per share calculations	4,700,000	4,700,000	3,954,717

SEE ACCOMPANYING NOTES

ATLANTIC RESOURCES INC.
(An Exploration Stage Company)
INTERIM STATEMENT OF CASH FLOWS
for the three and nine months ended April 30, 2008
and for the period from February 9, 2007 (Date of Inception)
to April 30, 2008

			Accumulated
		53 day	for the
		Period from	Period from
	Nine months	February 9, 2007	February 9, 2007
	ended	(Date of Inception) to	(Date of Inception) to
	April 30	April 30	April 30
	2008	2007	2008
Operating Activities
Loss for the period	$(16,957)	$(8,028)	$(26,016)
Changes in non-cash working capital items
Accounts payable and accrued liabilities	2,845	-	3,845
Net cash provided by (used in) Operating Activities	(14,112)	(8,028)	(22,171)
Financing Activities
Advance from related party	-	500	500
Common stock issued for cash	-	29,200	29,200

	-	29,700	29,700

Increase (Decrease) In Cash and Cash Equivalents During The		2
Period	(14,112)	1,672	7,529

Cash and Cash Equivalents, Beginning of Period	21,641	-	-

Cash and Cash Equivalents, End of Period	$7,529	$21,672	$7,529

Supplementary disclosure of dash flow information
Cash paid for
Interest	$-	$-	$-
Income taxes	$-	$-	$-

SEE ACCOMPANYING NOTES

ATLANTIC RESOURCES INC.
(An Exploration Stage Company)
INTERIM STATEMENT OF
STOCKHOLDERS’ EQUITY
for the period from February 9, 2007
(Date of Inception)
to April 30, 2008

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, February 9, 2007	--	$--	$--	$--	$--

Shares issued for $.001 March 12, 2007
	3,000,000	3,000	--	--	3,000
Shares issued for $.001 March 14, 2007
	1,200,000	1,200	--	--	1,200
Shares issued for $.05 April 26, 2007
	500,000	500	24,500	--	25,000
Net loss for the period ended
July 31, 2007	--	--	--	(9,059)	(9,059)

Balance, July 31, 2007	4,700,000	4,700	24,500	(9,059)	20,141

Net loss for the nine month period ended
April 30, 2008	--	--	--	(16,957)	(16,957)

Balance, April 30, 2008	4,700,000	$4,700	$24,500	$(26,016)	$3,184

SEE ACCOMPANYING NOTES

ATLANTIC RESOURCES INC.
(An Exploration Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
April 30, 2008

Note 1	Operations

The Company was incorporated in the State of Nevada on February 9, 2007 and is in the exploration stage. The Company has acquired a mineral property located in the Province of British Columbia, Canada, and has not yet determined whether this property contains reserves that are economically recoverable. The recoverability of amounts from the property will be dependent upon the discovery of economically recoverable reserves, confirmation of the Company’s interest in the underlying property, the ability of the Company to obtain necessary financing to satisfy expenditure requirements and to complete the development of the property and upon future profitable production or proceeds from the sale thereof

The Company has adopted July 31as its fiscal year end.

Note 2	Interim Reporting

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended April 30, 2008 are not necessarily indicative of the results that may be expected for the year ended July 31, 2008.

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

Going Concern

These financial statements have been prepared on the going concern basis, which presumes that the Company will continue operations for the foreseeable future and will be able to realize assets and discharge liabilities in the normal course of business. The Company has accumulated a deficit of $26,016 since inception, has yet to achieve profitable operations and further losses are anticipated in the development of its business, raising substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. These financial statements do not reflect the adjustments or reclassifications to the assets and liabilities which would be necessary if the Company was unable to continue its operations. The Company anticipates that additional funding will be in the form of equity financing from the sale of common stock. The Company may also seek to obtain short-term loans from the directors of the Company. There are no current arrangements in place for equity funding or short-term loans.

Atlantic Resources Inc.
(An Exploration Stage Company)
Notes to the Interim Financial Statements
April 30, 2008

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

On April 18 2007, the Company purchased a mineral claim in the Province of British Columbia for $7,500. The Company has conducted a work program totalling $5,000 to keep the claims in good standing and is currently assessing the results.

Note 5	Accounts Payable and Accrued Liabilities

Accrued administrative and professional fees payable	$3,845

Note 6	Due to Related Party

The account represents company costs paid by a major shareholder and director. There is no interest or stated terms of repayment.

Atlantic Resources Inc.
(An Exploration Stage Company)
Notes to the Interim Financial Statements
April 30, 2008

Note 7	Capital Stock

On March 12, 2007, the Company issued 3,000,000 common shares for $3,000 in cash to the sole director.

On March 14, 2007, the Company issued 1,200,000 common shares for $1,200 in cash.

On April 26, 2007, the Company issued 500,000 common shares for $25,000 in cash.

There are no shares subject to options, warrants or other agreements as at April 30, 2008.

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

We plan to commence the phase one exploration program on the Vic Vein Mining claim in the summer of 2008, subject to financing. This program will take approximately two months to complete. We do not have any verbal or written agreement regarding the retention of any qualified engineer or geologist for these exploration programs.

Our budget for the phase one exploration program is as follows:

Budget - Phase 1

Follow-up Geochem and Detailed Geology sampling	$5,000
Assays 75 @ $20 per assay	$1,500
Contingency	$500

Total Phase I1	$7,000

The anticipated budget for the phase two program is as follows:

Geophysical survey	$18,500
Follow-up Mapping	$2,500
Report writing/consulting	$2,500
Operating Supplies	$1,500

Total Phase II	$25,000

After the completion of the phase two exploration program, we will have our consulting geologist prepare a report discussing the results and conclusions of the first two phases of exploration. We will also ask her to provide us with a recommendation for additional exploration work on the Vic Vein Mining claim, which will include a proposed budget.

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

Results of Operations For Period Ending April 30, 2008

We did not earn any revenues during the nine-month period ending April 30, 2008. We incurred operating expenses in the amount of $16,957 for the nine-month period ended April 30, 2008. Our operating expenses were comprised of geological, mineral and prospect costs of $5,000, general and administrative expenses of $3,592 and professional fees of $8,365.

At April 30, 2008, we had total assets of $7,529, consisting entirely of cash. At the same date, our liabilities consisted of accounts payable and accrued liabilities of $3,845 and $500 due to our president for a loan he made to us.

ITEM 3:	CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS

Our management evaluated the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter on April 30, 2008. This evaluation was conducted by Raffi Khorchidian our director, President, Chief Executive Officer, Secretary, Principal Accounting Officer & Treasurer.

Disclosure controls are controls and other procedures that are designed to ensure that information that we are required to disclose in the reports we file pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported.

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

We did not issue any securities during the quarter ended April 30, 2008.

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

DATED: June 13, 2008

Atlantic Resources Inc.

/s/ Raffi Khorchidian
------------------------------
Raffi Khorchidian, President