Form 10-K
period 2008-07-31
Atlantic Resources Inc.
filed 2008-10-29
CIK 1424864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________________

FORM 10-K

____________________________

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2008

Commission File # 333-149299

ATLANTIC RESOURCES INC.

(Exact name of small business issuer as specified in its charter)

Nevada

(State or other jurisdiction of incorporation or organization)

20-8443182

(IRS Employer Identification Number)

#606-610 Granville St.

Vancouver, BC  V6C 3T3

(Address of principal executive offices)

(604) 568-0059

(Issuer’s telephone number)

Securities registered pursuant to section 12(b) of the Act:

None.

Securities registered pursuant to section 12(g) of the Act:

Common Stock, Par Value $0.001 per share

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [  ] Yes    [√] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act: [  ] Yes    [√] No

Indicate by check mark whether the registrant(1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day. [√]  Yes    [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [√]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

[√] Yes    [  ] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal year end. $85,000.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 4,700,000 shares of common stock issued and outstanding as of October 22, 2008.

Documents incorporated by reference: None.

PART I

Item 1.

Business

DESCRIPTION OF BUSINESS

Business Development

We are an exploration stage company engaged in the acquisition and exploration of mineral properties with a view to exploiting any mineral deposits we discover.  We own a 100% interest in a mineral claim known as the Vic Vein Mining claim, which is located approximately 250 kilometers west of Williams Lake, British Columbia, Canada.  We purchased this claim from 1698727 Ontario Ltd.

There is no assurance that a commercially viable mineral deposit exists on the Vic Vein Mining claim.  We do not have any current plans to acquire interests in additional mineral properties, although we may consider such acquisitions in the future.

Mineral property exploration is typically conducted in phases.  Each phase of exploration work is recommended by a geologist based on the results from the most recent phase of exploration.  We carried out the initial phase of exploration on the Vic Vein mining claim during the summer of 2008 at a cost of $5,000.  Once we have completed each phase of exploration, we will make a decision as to whether or not we proceed with each successive phase based upon the analysis of the results of that program.  Our director will make this decision based upon the recommendations of the independent geologist who oversees the program and records the results.

Our plan of operation is to conduct exploration work on the Vic Vein mining claim in order to ascertain whether it possesses economic quantities of gold.  There can be no assurance that an economic mineral deposit exists on the Vic Vein claim until appropriate exploration work is completed.

Even if we complete our proposed exploration programs on the Vic Vein mining claim and we are successful in identifying a mineral deposit, we will have to spend substantial funds on further drilling and engineering studies before we will know if we have a commercially viable mineral deposit.

Vic Vein Mining Claim

On April 18th, 2007 we entered into a Mineral Property Staking and Purchase Agreement with 1698727 Ontario Inc. whereby we purchased a 100% interest in the Vic Vein mining claim for $7,500.00.

Description, Location and Access

The Vic Vein mining claim is located in the approximately 250 kilometers west of Williams Lake, British Columbia, just 8 kilometers northwest of the north end of Tatlayoko Lake. The property is accessible by a four wheel drive road from the Mt. Skinner access road.

Title to the Vic Vein Claim

The Vic Vein Mining claim consists of two mineral claims. A “mineral claim” refers to a specific section of land over which a title holder owns rights to explore the ground and subsurface, and extract minerals.

Claims details are as follows:

Claim Name	Record Number	Expiry Date
Victoria Mining Claim	561213	January 26, 2009
Victoria Mining Claim	561217	Janury 26, 2009

Geological Setting and Mineralization

In this section, the following geological terms have the indicated meaning:

Argillic alteration: an increase in clay content in subsoil relative to overlying soil horizons caused by translocation of clay minerals during leaching

Chalcopyrite: a copper-iron sulphide mineral; the major ore mineral of copper

Chlorite:  group of platy, monoclinic, usually greenish minerals

Diorite: a medium-gray volcanic rock, often with a “salt and pepper” appearance

Epidote:  a silicate of alumina, lime, and oxide of iron, or manganese

Felsic: relating to volcanic rock that has abundant light-colored minerals and is rich in silica

Mafic: containing or relating to a group of dark-colored minerals, composed chiefly of magnesium and iron, that occur in igneous rocks

Pyrite: an iron sulphide mineral, also known as fool’s gold

Most of the claim property is underlain by a quartz diorite intrusion.  Numerous mafic, intermediate and felsic dykes, up to three meters thick, intrude the quartz diorite. Sporadic chlorite-epidote alteration is present in the intrusion.

The Victoria vein is a mesothermal quartz vein within the quartz diorite intrusion. The length of the vein is undetermined but is at least 125 meters long, of which 110 meters has been exposed by hand trenching.

The vein pinches and swells and appears to be fault controlled.  The vein is up to 1.4 meters in thickness, and strikes between 050 and 070 degrees, dipping at least 70 degrees northwest. The host quartz diorite is moderately silicified and chloritized adjacent to the vein and some argillic alteration is present.

The Victoria vein contains up to 5% pyrite, with a trace of chalcopyrite, locally associated with malachite on fracture surfaces. Fractures are common and are rich in limonite and also hematite. Native gold occurs on some fracture surfaces.

Exploration History

Only a limited amount of prospecting and hand trenching had been completed in the vicinity of the Victoria gold vein.  Elsewhere, within the immediate region, limited exploration for both base and precious metals has been completed since the 1900’s.  Sampling, mapping, and geophysical surveying were completed on a grid basis over the Victoria Vein and its extension.  In addition limited backhoe trenching was completed on the vein.

Geological Report

We have obtained a geological report on the Vic Vein Mining claim that was prepared by Amanda Tremblay.  Ms. Tremblay has an Honors Bachelor of Science degree in Geology from Queens University.

The geological report summarizes details concerning the Vic Vein claim and makes a recommendation for further exploration work.

Based on her review of geological information relating to the Vic Vein Mining claim, Ms. Tremblay recommends an initial exploration program on the property consisting of grid emplacement, concentrated geological mapping and sampling, geophysical surveys and an initial drill hole.

Grid emplacement involves dividing the claims area into subsections in order to aid the plotting of exploration data.

Mapping involves plotting previous exploration data relating to a property on a map in order to determine the best property locations to conduct subsequent exploration work.  Sampling consists of a geologist gathering pieces of rock or soil for mineral testing because they appear to contain valuable mineralization.

Geophysical surveying is the search for mineral deposits by measuring the physical property of near-surface rocks, and looking for unusual responses caused by the presence of mineralization. Electrical, magnetic, gravitational, seismic and radioactive properties are the ones most commonly measured.  Geophysical surveys are applied in situations where there is insufficient information obtainable from the property surface to allow informed opinions concerning the merit of properties.

Drilling involves extracting a long cylinder of rock from the ground to determine amounts of metals at different depths. Pieces of the rock obtained, known as drill core, are analyzed for mineral content.

Compliance with Government Regulation

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in Canada generally, and in British Columbia specifically.

We will have to sustain the cost of reclamation and environmental remediation for all exploration and development work undertaken.  The amount of these costs is not known at this time as we do not know the extent of the exploration program that will be undertaken beyond completion of the currently planned work programs. Because there is presently no information on the size, tenor, or quality of any resource or reserve at this time, it is impossible to assess the impact of any capital expenditures on earnings or our competitive position in the event a potentially economic deposit is discovered.

If we enter into production, the cost of complying with permit and regulatory environment laws will be greater than in the exploration phases because the impact on the project area is greater.  Permits and regulations will control all aspects of any production program if the project continues to that stage because of the potential impact on the environment. Examples of regulatory requirements include:

•

Water discharge will have to meet water standards;

•

Dust generation will have to be minimal or otherwise re-mediated;

•

Dumping of material on the surface will have to be re-contoured and re-vegetated;

•

An assessment of all material to be left on the surface will need to be environmentally benign;

•

Ground water will have to be monitored for any potential contaminants;

•

The socio-economic impact of the project will have to be evaluated and if deemed negative, will have to be re-mediated; and

•

There will have to be an impact report of the work on the local fauna and flora.

Because there will not be any appreciable disturbance to the land during the phase one and two exploration programs on the Vic Vein claim, we will not have to seek any government approvals prior to conducting exploration.

Employees

We have no employees as of the date of this filing other than our directors.

Research and Development Expenditures

We have not incurred any research or development expenditures since our incorporation.

Subsidiaries

We do not have any subsidiaries.

Patents and Trademarks

We do not own, either legally or beneficially, any patents or trademarks.

Dependence on Major Customers

We have no customers.

Item 1A.

Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 1B.

Unresolved Staff Comments

None.

Item 2.

Properties

We have the right to explore for and extract minerals from the Vic Vein claim.  We do not own any real property interest in the Vic Vein claim or any other property.

Item 3.

Legal Proceedings

We are not currently a party to any legal proceedings. Our address for service of process in Nevada is 2620 Regatta Drive, Suite 102, Las Vegas, Nevada, 89128.

Item 4.

Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5.

Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information

There is currently no market for our common stock and no certainty that a market will develop.  We currently plan to apply for listing of our common stock on the OTC Bulletin Board.  Our shares may never trade on the OTC Bulletin Board.  If no market is ever developed for our shares, it will be difficult for shareholders to sell their stock. In such a case, shareholders may find that they are unable to achieve benefits from their investment.

Holders

As of October 22, 2008, there were 32 holders of our common stock.

Dividends

We have not paid dividends on our common stock, and do not anticipate paying dividends on our common stock in the foreseeable future.

Securities authorized for issuance under equity compensation plans

We have no compensation plans under which our equity securities are authorized for issuance.

Performance graph

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Recent sales of unregistered securities

None.

Issuer Repurchases of Equity Securities

None.

Item 6.

Selected Financial Data.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-looking statements

This report contains "forward-looking statements" relating to us which represent our current expectations or beliefs, including statements concerning our operations, performance, financial condition and growth.  For this purpose, any statement contained in this report that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "anticipation", "intend", "could", "estimate", or "continue" or the negative or other comparable terminology are intended to identify forward-looking statements.  These statements by their nature involve substantial risks and uncertainties, such as credit losses, dependence on management and key personnel and variability of quarterly results, our ability to continue our growth strategy and competition, certain of which are beyond our control.  Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

The following discussion and analysis should be read in conjunction with the information set forth in our audited financial statements for the period ended July 31, 2008.

Plan of Operation

As at July 31, 2008, we had a cash balance of $4,664.  Our plan of operation for the next twelve months is to complete the recommended phase two exploration programs on the Vic Vein Mining Claim consisting of a geophysical survey and follow-up mapping. We carried out the first phase of the recommended exploration program in the summer of 2008 at a cost of $5,000.  We anticipate that the second phase of the recommended exploration programs will cost approximately $25,000, which is budgeted as follows:

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

As well, we anticipate spending an additional $15,000 on administrative fees, including fees payable in connection with reporting obligations. Total expenditures over the next 12 months are therefore expected to be approximately $40,000.

We do not have sufficient funds to cover the anticipated exploration expenses associated with the second phase of the exploration program, so we will require additional funding in order to proceed with additional exploration on the Vic Vein claim and to cover administrative expenses.  We anticipate that additional funding will be in the form of equity financing from the sale of our common stock or from director loans. We do not have any arrangements in place for any future equity financing or loans.

If we are not successful in raising additional financing, we anticipate that we will not be able to proceed with our business plan.  In such a case, we may decide to discontinue our current business plan and seek other business opportunities in the resource sector.  Any business opportunity would require our management to perform diligence on possible acquisition of additional resource properties. Such due diligence would likely include purchase investigation costs, such as professional fees by consulting geologists, preparation of geological reports on the properties, conducting title searches and travel costs for site visits.

Our current cash on hand will not be sufficient to acquire any resource property and additional funds will be required to close any possible acquisition.  As a reporting company we will need to maintain our periodic filings with the appropriate regulatory authorities and will incur legal and accounting costs.  If no other such opportunities are available and we cannot raise additional capital to sustain minimum operations, we may be forced to discontinue business.  We do not have any specific alternative business opportunities in mind and have not planned for any such contingency.

Based on the nature of our business, we anticipate incurring operating losses in the foreseeable future.  We base this expectation, in part, on the fact that very few mineral claims in the exploration stage ultimately develop into producing, profitable mines.  Our future financial results are also uncertain due to a number of factors, some of which are outside our control.  These factors include the following:

•

our ability to raise additional funding;

•

the market price for minerals that may be found on the Vic Vein mineral claims;

•

the results of our proposed exploration programs on the mineral property; and

•

our ability to find joint venture partners for the development of our property interests

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities.  For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Results of Operations

We have had no operating revenues since our inception on February 9, 2007 through July 31, 2008, and have incurred operating expenses in the amount of $32,916 for the same period.  Our activities have been financed from the proceeds of share subscriptions and director loans.

We do not anticipate earning revenues unless we enter into commercial production on the Vic Vein claim, which is doubtful.  We have not commenced the exploration stage of our business and can provide no assurance that we will discover economic mineralization on the Vic Vein claim, or if such minerals are discovered, that we will enter into commercial production.

For the fiscal year ended July 31, 2008, general and administrative expenses were $5,491 and professional fees were $13,366.  For the period from inception on February 9, 2007 through July 31, 2007, general and administrative expenses were $59, incorporation costs were $500 and professional fees were $1,000.  For the fiscal year ended July 31, 2008, we incurred $5,000 in geological, mineral and prospect costs and for the period from inception on February 9, 2007 through July 31, 2007 we incurred $7,500 in mineral exploration costs.

During our first full fiscal year ended July 31, 2008, we incurred a net loss of $(23,857), which resulted in an accumulated deficit of $(32,916).

Our financial statements are prepared in accordance with U.S. generally accepted accounting principles.  We have expensed all development costs related to our establishment.

Liquidity and Capital Resources

We had cash of $4,664 as of July 31, 2008, compared to a cash position of $21,641 at July 31, 2007.  Since inception through to and including July 31, 2008, we have raised $29,200 through private placements of our common shares and we have received contributed capital by related parties of $500.

We expect to run at a loss for at least the next twelve months. We have no agreements for additional financing and cannot provide any assurance that additional funding will be available to finance our operations on acceptable terms in order to enable us to complete our plan of operations.  There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing.  If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our exploration of our mineral claims and our venture will fail.

Off-balance sheet arrangements

We have no off-balance sheet arrangements including arrangements that would affect our liquidity, capital resources, market risk support and credit risk support or other benefits.

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 8.

Financial Statements and Supplementary Data.

ATLANTIC RESOURCES INC.

(An Exploration Stage Company)

FINANCIAL STATEMENTS

July 31, 2008

K. R. MARGETSON LTD.	CHARTERED ACCOUNTANT

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders,

Atlantic Resources Inc.

We have audited the accompanying balance sheets of Atlantic Resources Inc. (An Exploration Stage Company) as of July 31, 2008 and 2007 and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended July 31, 2008 and 2007 and for the period from February 9, 2007 (Date of Inception) to July 31, 2008.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America).  Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement.  An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinions.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2008 and 2007 and the results of its operations and its cash flows for years ended July 31, 2008 and 2007 and for the period from February 9, 2007 (Date of Inception) to July 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared using accounting principles generally accepted in the Unites States of America assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company is an exploration stage company and has yet to commence operations, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to their planned financing and other matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

North Vancouver, Canada	“K R. MARGETSON LTD.”
October 22, 2008	Chartered Accountant
331 East 5th Street	Telephone: (604) 929-0819
North Vancouver BC	Facsimile: (604) 929-0851
V7L 1M1	email: keith@krmargetson.com

ATLANTIC RESOURCES INC.

(An Exploration Stage Company)

BALANCE SHEETS

July 31, 2008 and July 31, 2007

	July 31	July 31
	2008	2007
ASSETS

Current
Cash and cash equivalents	$4,664	$21,641

Total Assets	$4,664	$21,641

LIABILITIES

Current
Accounts payable and accrued liabilities – Note 4	$7,880	$1,000
Due to related party – Note 5	500	500

Total Liabilities	8,380	1,500

STOCKHOLDERS’ EQUITY (DEFICIT)

Capital stock – Note 7
Authorized
70,000,000 common shares, par value $0.001
Issued and outstanding
4,700,000 common shares	4,700	4,700
Additional paid-in capital	24,500	24,500
Deficit, accumulated during the exploration stage	(32,916)	(9,059)

Total Stockholders’ Equity (Deficit)	(3,716)	20,141

Total Liabilities and Stockholders’ Equity (Deficit)	$4,664	$21,641

Going Concern – Note 2

SEE ACCOMPANYING NOTES

ATLANTIC RESOURCES INC.

(An Exploration Stage Company)

STATEMENTS OF OPERATIONS

for the years ended July 31, 2008 and 2007

and for the period from February 9, 2007 (Date of Inception)

to July 31, 2008

		172 day	Accumulated for
		Period from	the Period
		February 9, 2007	February 9,
		(Date of	2007 (Date of
	Year ended	Inception) to	Inception) to
	July 31, 2008	July 31, 2007	July 31, 2008

Expenses

Geological, mineral and prospect costs	$5,000	$7,500	$12,500
General and administrative	5,491	59	5,550
Incorporation costs	-	500	500
Professional fees	13,366	1,000	14,366

Net loss for the period	$(23,857)	$(9,059)	$(32,916)

Basic and diluted earnings per common share	$(0.005)	$(0.002)

Weighted average number of common shares used in
per share calculations	4,700,000	3,708,140

SEE ACCOMPANYING NOTES

ATLANTIC RESOURCES INC.

(An Exploration Stage Company)

STATEMENT OF CASH FLOWS

for the years ended July 31, 2008 and 2007

and for the period from February 9, 2007 (Date of Inception)

to July 31, 2008

		172 day	Accumulated for the
		Period from	Period from
		February 9, 2007	February 9, 2007
	Year ended	(Date of Inception) to	(Date of Inception) to
	July 31	July 31	July 31
	2008	2007	2008
Operating Activities
Loss for the period	$(23,857)	$(9,059)	$(32,916)
Changes in non-cash working capital items
Accounts payable and accrued liabilities	6,880	1,000	7,880
Net cash provided by (used in) Operating Activities	(16,977)	(8,059)	(25,036)
Financing Activities
Advance from related party	-	500	500
Common stock issued for cash	-	29,200	29,200

Net cash provided by Financing Activities	-	29,700	29,700

Increase (Decrease) In Cash and Cash Equivalents During The
Period	(16,977)	21,641	4,664

Cash and Cash Equivalents, Beginning of Period	21,641	-	-

Cash and Cash Equivalents, End of Period	$4,664	$21,641	$4,664

Supplementary disclosure of dash flow information
Cash paid for
Interest	$-	$-	$-
Income taxes	$-	$-	$-

SEE ACCOMPANYING NOTES

ATLANTIC RESOURCES INC.

(An Exploration Stage Company)

STATEMENT OF

STOCKHOLDERS’ EQUITY (DEFICIT)

for the period from February 9, 2007

(Date of Inception)

to July 31, 2008

				Additional
	Common Stock			Paid-in	Accumulated
	Shares	Amount		Capital	Deficit	Total

Balance, February 9, 2007	-	$-		$-	$-	$-

Shares issued for cash at $.001
per share March 12, 2007	3,000,000	3,000	-	-	-	3,000
Shares issued for cash at $.001
per share March 14, 2007	1,200,000	1,200	-	-	-	1,200
Shares issued for cash at $.05
per share at April 26, 2007	500,000	500		24,500	-	25,000
Net loss for the period ended
July 31, 2007	-	-	-	-	(9,059)	(9,059)

Balance, July 31, 2007	4,700,000	4,700		24,500	(9,059)	20,141

Net loss for the year ended
July 31, 2008	-	-	-	-	(23,857)	(23,857)

Balance, July 31, 2008	4,700,000	$4,700		$24,500	$(32,916)	$(3,716)

SEE ACCOMPANYING NOTES

ATLANTIC RESOURCES INC.

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

July 31, 2008

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

Going Concern

These financial statements have been prepared on the going concern basis, which presumes that the Company will continue operations for the foreseeable future and will be able to realize assets and discharge liabilities in the normal course of business. The Company has accumulated a deficit of $32,916 since inception, has yet to achieve profitable operations and further losses are anticipated in the development of its business, raising substantial doubt about the Company’s ability to continue as a going concern.  Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  These financial statements do not reflect the adjustments or reclassifications to the assets and liabilities which would be necessary if the Company was unable to continue its operations.  Management anticipates that additional funding will be in the form of equity financing from the sale of common stock.  Management may also seek to obtain short-term loans from the directors of the Company.  There are no current arrangements in place for equity funding or short-term loans.

Revenue Recognition

The Company recognizes revenue when a contract is in place, minerals are delivered to the purchaser and collection is reasonably assured.

Atlantic Resources Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

July 31, 2008

Note 2

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

Cash Equivalents

Cash equivalents are defined as highly liquid securities with maturities of three months or less.

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

Basic and Diluted Loss Per Share

The Company reports basic loss per share in accordance with Statement of Financial Accounting Standards No. 128, “Earning Per Share” and International Accounting Standards IAS 33.  Basic loss per share is computed using the weighted average number of shares outstanding during the period.  Diluted earnings per share include the potentially dilutive effect of outstanding common stock options and warrants which are convertible to common shares.

Income Taxes

The Company follows Statement of Financial Accounting Standards No 109, “Accounting for Income Taxes” (“FAS 109”) which requires the use of the asset and liability method of accounting for income taxes.  Under the asset and liability method FAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carryforwards and their respective tax bases.  Deferred tax assets and liabilities and measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled.

Atlantic Resources Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

July 31, 2008

Note 2

Summary of Significant Accounting Policies – (cont’d)

Environmental costs

Environmental expenditures that relate to current operations are expensed or capitalized as appropriate.  Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed.  Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated.  Generally, the timing of these accruals coincides with the earlier of:

i)

Completion of a feasibility study; or

ii)

The Company’s commitment to a plan of action based on the then known facts.

Financial Instruments

The carrying value of the Company’s financial instruments, consisting of cash and cash equivalents, accounts payable and accrued liabilities and related party payable, approximate their fair value due to the short-term maturity of such instruments.  Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments.

Derivative Instruments

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities – Deferral of the Effective Date of FASB No. 133”, SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities”, and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”,  which is effective for the Company as of its inception.  These statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities.  They require that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change.  Atlantic Resources Inc.

The Company has not entered into derivatives contracts to hedge existing risks or for speculative purposes.

Atlantic Resources Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

July 31, 2008

Note 2

Summary of Significant Accounting Policies – (cont’d)

Cash and Currency Risks

The Company incurs expenditures in Canadian and U.S. dollars. Consequently, some assets and liabilities are exposed to Canadian dollar foreign currency fluctuations.  As at July 31, 2008, there were no amounts denominated in Canadian dollars included in the financial statements. The Company has cash balances at well-known financial institutions.  Balances in U.S. dollars at Canadian institutions are not protected by insurance and are therefore subject to deposit risk.  As at July 31, 2008 all cash and equivalents represented cash at Canadian financial institutions.

Foreign Currency Translations

The Company's functional currency is US dollars. Foreign currency balances are translated into US dollars as follows:

Monetary assets and liabilities are translated at the period-end exchange rate. Non-monetary assets are translated at the rate of exchange in effect at their acquisition, unless such assets are carried at market or nominal value, in which case they are translated at the period-end exchange rate. Revenue and expense items are translated at the average exchange rate for the period. Foreign exchange gains and losses in the period are included in operations

Recent Accounting Pronouncements

The Company adopts new pronouncements relating to generally accepted accounting principles applicable to the Company as they are issued, which may be in advance of their effective date.   Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Note 3

Mineral Property

On April 18 2007, the Company purchased a mineral claim in the Province of British Columbia for $7,500.  In 2008, the Company conducted a work program totalling $5,000 to keep the claims in good standing and is currently assessing the results.

Note 4

Accounts Payable and Accrued Liabilities

Accrued administrative and professional fees payable	$7,880

Note 5

Due to Related Party

The account represents company costs paid by a major shareholder and director.  There is no interest or stated terms of repayment.

Atlantic Resources Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

July 31, 2008

Note 6

Income Taxes

The impact of differences between the Company’s reported income tax provision on operating income and the benefit that would otherwise result from the application of statutory rates is noted below.  As management cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been recorded.

Balance, July 31	2008	2007

Income tax recovery at statutory rate – 32.5%
(34.1% in 2007)	$7,754	$3,089
Permanent differences	-	(43
Temporary differences	8	(119)
Income tax rate changes	(137)
Valuation allowance	(7,625)	(2,927

Net income tax benefit	$-	$-

The net deferred tax asset is as follows:

As at July 31	2008	2007

Net operating loss carried forward of $32,466
($8,585 in 2007)	$10,552	$2,927
Valuation allowance	(10,552)	(2,927)

Net income tax benefit	$-	$-

Under normal circumstances the ability to apply the tax loss of $32,466 will expire as follows: expiring 2028 - $23,881, expiring in 2027 - $8,585.

Note 7

Capital Stock

On March 12, 2007, the Company issued 3,000,000 common shares for $3,000 in cash to the sole director.

On March 14, 2007, the Company issued 1,200,000 common shares for $1,200 in cash.

On April 26, 2007, the Company issued 500,000 common shares for $25,000 in cash.

There are no shares subject to options, warrants or other agreements as at July 31, 2008.

Item 9.

Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

There have been no changes in and disagreements with our accountants on accounting and financial disclosure from the inception of our company through to the date of this Report.

Item 9A(t).

Controls and Procedures.

(a)

Evaluation of disclosure controls and procedures

Based upon an evaluation of the effectiveness of our disclosure controls and procedures performed by our management, with participation of our Chief Executive Officer, Chief Operating Officer, and our Chief Accounting Officer as of the end of the period covered by this report, our Chief Executive Officer, Chief Operating Officer, and our Chief Accounting Officer concluded that our disclosure controls and procedures have been effective in ensuring that material information relating to us, is made known to the certifying officers by others within our company during the period covered by this report.

As used herein, “disclosure controls and procedures” mean controls and other procedures of our company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b)

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) under the Securities Exchange Act of 1934.  Under the supervision and with the participation of our Chief Executive Officer, our Chief Operating Officer and our Chief Accounting Officer, we conducted an evaluation of the effectiveness of our control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on our evaluation under the framework, management has concluded that our internal control over financial reporting was effective as of July 31, 2008.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

(c)

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal controls or in other factors that occurred during our last fiscal year ended July 31, 2008 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.

Other Information.

None.

PART III

Item 10.

Directors, Executive Officers and Corporate Governance.

Our sole executive officer and director and his age and titles as of the date of this report are as follows:

Name	Age	Position
Raffi Khorchidian	42	President, Secretary, Treasurer and Chief Executive Officer

Our director is appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws.  Our officers are appointed by our board of directors and hold office until removed by the board.

Biographical information

Mr. Raffi Khorchidian has acted as our president, chief executive officer and as a director since our incorporation on February 9, 2007.  Mr. Khorchidian has been the owner and founder, sole director and shareholder of Graffico.  His positions with Graffico have been his principal occupation over the past 15 years. Raffi Khorchidian has over 25 years of experience in the print industry in all aspects of print sales, production and marketing.

Mr. Khorchidian does not have any professional training or technical credentials in the exploration, development and operation of mines.

He will rely on the information forwarded to him by the geologist we pay to complete the studies regarding our mineral property.  Mr. Khorchidian intends to devote approximately 30% of his business time to our affairs.

Significant Employees and Consultants

We have no significant employees other than the officers and directors described above.

Conflicts of Interest

We do not have any written procedures in place to address conflicts of interest that may arise between our business and the future business activities of Mr. Khorchidian.

Audit Committee Financial Expert

We do not have a financial expert serving on an audit committee as we do not have an audit committee because our board of directors has determined that as a start-up exploration company with no revenues it would be too expensive to have one.

Role and Responsibilities of the Board

The Board of Directors oversees the conduct and supervises the management of our business and affairs pursuant to the powers vested in it by and in accordance with the requirements of the Revised Statutes of Nevada. The Board of Directors holds regular meetings to consider particular issues or conduct specific reviews whenever deemed appropriate.

Our Board of Directors considers good corporate governance to be important to our effective operations. Our directors are elected at the annual meeting of the stockholders and serve until their successors are elected or appointed.  Officers are appointed by the Board of Directors and serve at the discretion of the Board of Directors or until their earlier resignation or removal.

As we have only one director and executive officer, there are no arrangements or understandings pursuant to which a director or executive officer was selected to be a director or executive officer.

Code of Ethics

We have adopted a Code of Ethics within the meaning of Item 406(b) of Regulation S-K of the Securities Exchange Act of 1934. The Code of Ethics applies to directors and senior officers, such as the principal executive officer, principal financial officer, controller, and persons performing similar functions. The Code of Ethics is attached to this report as an exhibit.

Item 11.

Executive Compensation.

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers for all services rendered in all capacities to us for the period from our inception through the fiscal period ended July 31, 2007 and for the fiscal year ended July 31, 2008.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen-sation ($)	Change in Pension Value and Nonqualified Deferred Compensation ($)	All Other Compen-sation ($)	Total ($)
Raffi Khorchidian, President, CEO, Secretary, Treasurer & Director	2007 2008	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

Option/SAR Grants

We made no grants of stock options or stock appreciation rights to Raffi Khorchidian during the period from our inception on February 9, 2007 through the fiscal period ending July 31, 2008.

Compensation of Directors

Our directors do not receive salaries for serving as directors.

Employment contracts and termination of employment and change-in-control arrangements

There are no employment agreements between our company and Raffi Khorchidian.  We do not pay Mr. Khorchidian any amount for acting as director of the Company.

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our common stock, as of the date of this registration statement, by (i) each person (including any group) who is known by us to beneficially own more than 5% of any class of the voting securities of our company; (ii) each of our directors, and (iii) officers and directors as a group.

Each common share entitles the holder thereof to one vote in respect of any matters that may properly come before our stockholders. To the best of our knowledge, there exist no arrangements that could cause a change in voting control of our company. Unless otherwise indicated, the persons named below have sole voting and investment power with respect to all shares beneficially owned by them, subject to community property laws where applicable.

Title of Class	Name and Address Of Owner	Relationship to Company	Number of Shares	Percent Owned (1)
Common Stock	Raffi Khorchidian	Director, 5% Shareholder, President, Secretary and Treasurer	3,000,000	63.83%
Common Stock	All directors and executive officers as a group (one individual)		3,000,000	63.83%

(1)

The percent ownership of class is based on 4,700,000 shares of common stock issued and outstanding as of the date of this report.

Under the rules of the Commission, a person (or group of persons) is deemed to be a "beneficial owner" of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security.  Accordingly, more than one person may be deemed to be a beneficial owner of the same security. A person is also deemed to be a beneficial owner of any security, which that person has the right to acquire within 60 days, such as options or warrants to purchase our common stock.

Item 13.

Certain Relationships and Related Transactions, and Director Independence.

Transactions with related persons

Except as disclosed below, none of the following parties has, since our inception, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

•

any of our directors or executive officers;

•

any person proposed as a nominee for election as a director;

•

any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock;

•

any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law or sister-in-law of any of the foregoing persons; or

•

any person sharing the household of any director, executive officer, nominee for director or 5% shareholder of our company.

Promoters and control persons

The promoter of our company is Raffi Khorchidian.

There is nothing of value to be received by the promoter, either directly or indirectly, from us. Additionally, there have been no assets acquired nor are there any assets to be acquired from the promoter, either directly or indirectly, from us.

Item 14.

Principal Accountant Fees and Services.

The following table shows the fees billed by K.R. Margetson Ltd., Chartered Accountant, our current auditors, for the fiscal year ended July 31, 2008 and the period from inception to July 31, 2007:

	Fiscal year ended	Period from
	May 31, 2008	inception to May 31,
		2007
Audit Fees	$4,914	$-
Audit Related Fees	1,837	-
Tax Fees	-	-
All Other Fees	-	-

PART IV

Item 15.

Exhibits, Financial Statement Schedules.

(a)

Financial Statements

The following documents are filed under “Item 8. Financial Statements and Supplementary Data,” pages F-1 through F-14, and are included as part of this report:

Financial Statements for the fiscal year ended July 31, 2008

Report of Independent Registered Public Accounting Firm

Balance Sheets

Statements of Income

Statement of Stockholders’ Equity

Statements of Cash Flows

Notes to Financial Statements

(b)

Exhibits

The exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 18 of this report, and are incorporated herein by this reference.

(c)

Financial Statement Schedules

We are not filing any financial statement schedules as part of this report as such schedules are either not applicable or the required information is included in the financial statements or notes thereto.

INDEX TO EXHIBITS

Number

Exhibit Description

3.1

Articles of Incorporation (1)

3.2

Bylaws (1)

10.1

Mineral property agreement dated April 18, 2007 (1)

14.1

Code of Ethics

31.1

Certificate of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1

Certificate of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)

Filed as an exhibit to our registration statement on Form S-1 filed February 19, 2008 and incorporated herein by this reference

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATLANTIC RESOURCES INC.

/s/ Raffi Khorchidian

Raffi Khorchidian

President, Chief Executive Officer and Director

October 22, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Raffi Khorchidian

Raffi Khorchidian

President, Chief Executive Officer, Secretary, Treasurer,

principal accounting officer, Principal Financial Officer and Director

October 22, 2008