Form 10-K/A
period 2008-07-31
Atlantic Resources Inc.
filed 2008-10-30
CIK 1424864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________________

FORM 10-K/A
Amendment No.1

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

We are filing this Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the fiscal year ended July 31, 2008, to add Exhibits 14.1, 31.1 and 32.1

PART I

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

October 29, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Raffi Khorchidian

Raffi Khorchidian

President, Chief Executive Officer, Secretary, Treasurer,

principal accounting officer, Principal Financial Officer and Director

October 29, 2008