Form 10-Q
period 2008-10-31
Atlantic Resources Inc.
filed 2008-12-11
CIK 1424864

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the quarterly period ended October 31, 2008

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

[  X  ] Yes [    ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of ‘‘accelerated filer and large accelerated filer’’ in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Small reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[ X ] Yes [   ] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 4,700,000 shares of $0.001 par value common stock outstanding as of December 10, 2008.

PART I.

FINANCIAL INFORMATION

Item 1.

Financial Statements

ATLANTIC RESOURCES INC.

(An Exploration Stage Company)

FINANCIAL STATEMENTS

October 31, 2008

ATLANTIC RESOURCES INC.

(An Exploration Stage Company)

BALANCE SHEETS

October 31, 2008 and July 31, 2008

	October 31	July 31
	2008	2008
ASSETS

Current
Cash and cash equivalents	$1,259	$4,664

Total Assets	$1,259	$4,664

LIABILITIES

Current
Accounts payable and accrued liabilities – Note 5	$9,981	$7,880
Due to related party – Note 6	1,500	500

Total Liabilities	11,481	8,380

STOCKHOLDERS’ DEFICIT

Capital stock – Note 7
Authorized
70,000,000 common shares, par value $0.001
Issued and outstanding
4,700,000 common shares	4,700	4,700
Additional paid-in capital	24,500	24,500
Deficit, accumulated during the exploration stage	(39,422)	(32,916)

Total Stockholders’ Deficit	(10,222)	(3,716)

Total Liabilities and Stockholders’ Deficit	$1,259	$4,664

Going Concern – Note 2

SEE ACCOMPANYING NOTES

ATLANTIC RESOURCES INC.

(An Exploration Stage Company)

STATEMENTS OF OPERATIONS

for the three months ended October 31, 2008 and 2007

and for the period from February 9, 2007 (Date of Inception)

to October 31, 2008

			Accumulated for
			the Period
			February 9, 2007
	Three months	Three months	(Date of
	ended	ended	Inception) to
	October 31, 2008	October 31, 2007	October 31, 2008

Expenses

Geological, mineral and prospect costs	$-	$-	$12,500
General and administrative	2,390	19	7,940
Incorporation costs	-	-	500
Professional fees	4,116	-	18,482

Net loss for the period	$(6,506)	$(19)	$(39,422)

Basic and diluted earnings per common share	$(0.001)	$(0.000)

Weighted average number of common shares used in per share calculations	4,700,000	4,700,000

SEE ACCOMPANYING NOTES

ATLANTIC RESOURCES INC.

(An Exploration Stage Company)

STATEMENT OF CASH FLOWS

for the three months ended October 31, 2008 and 2007

and for the period from February 9, 2007 (Date of Inception)

to October 31, 2008

			Accumulated for the
			Period from
	Three months	Three months	February 9, 2007
	ended	ended	(Date of Inception) to
	October 31	October 31	October 31
	2008	2007	2008

Operating Activities

Loss for the period	$(6,506)	$(19)	$(39,422)
Changes in non-cash working capital items
Accounts payable and accrued liabilities	2,101	-	9,881

Net cash provided by (used in) Operating Activities	(4,405)	(19)	(29,441)

Financing Activities

Advance from related party	1,000	-	1,500
Common stock issued for cash	-	-	29,200

Net cash provided by Financing Activities	1,000	-	30,700

Increase (Decrease) In Cash and Cash Equivalents During The Period	(3,405)	(19)	1,259

Cash and Cash Equivalents, Beginning of Period	4,664	21,641	-

Cash and Cash Equivalents, End of Period	$1,259	$21,622	$1,259

Supplementary disclosure of dash flow information

Cash paid for

Interest	$-	$-	$-

Income taxes	$-	$-	$-

SEE ACCOMPANYING NOTES

ATLANTIC RESOURCES INC.

(An Exploration Stage Company)

STATEMENT OF

STOCKHOLDERS’ EQUITY (DEFICIT)

for the period from February 9, 2007

(Date of Inception)

to October 31, 2008

			Additional
	Common Stock		Paid -in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, February 9, 2007	--	$--	$--	$--	$--

Shares issued for cash at $.001 per share March 12, 2007	3,000,000	3,000	--	--	3,000
Shares issued for cash at $.001 per share March 14, 2007	1,200,000	1,200	--	--	1,200
Shares issued for cash at $.05 per share at April 26, 2007	500,000	500	24,500	--	25,000
Net loss for the period ended July 31, 2007	--	--	--	(9,059)	(9,059)

Balance, July 31, 2007	4,700,000	4,700	24,500	(9,059)	20,141

Net loss for the year ended July 31, 2008	--	--	--	(23,857)	(23,857)

Balance, July 31, 2008	4,700,000	$4,700	$24,500	$(32,916)	$(3,716)

Net loss for the three months ended October 31, 2008	--	--	--	(6,506)	(6,506)
	4,700,000	$4,700	$24,500	$(39,422)	$(10,222)

SEE ACCOMPANYING NOTES

ATLANTIC RESOURCES INC.

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

October 31, 2008

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

Interim Reporting

While the information presented in the accompanying interim three months interim financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America.  These interim financial statements follow the same accounting policies and methods of their application as the Company’s July 31, 2008 annual financial statements.  All adjustments are of a normal recurring nature.  It is suggested that these interim financial statements be read in conjunction with the Company’s July 31, 2008 annual financial statements.

Operating results for the three months ended Oct 31, 2008 are not necessarily indicative of the results that can be expected for the year ended July 31, 2009.

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

Going Concern

These financial statements have been prepared on the going concern basis, which presumes that the Company will continue operations for the foreseeable future and will be able to realize assets and discharge liabilities in the normal course of business. The Company has accumulated a deficit of $39,422 since inception, has yet to achieve profitable operations and further losses are anticipated in the development of its business, raising substantial doubt about the Company’s ability to continue as a going concern.  Its ability to continue as a going concern is dependent upon the

Note 3

Summary of Significant Accounting Policies – (cont’d)

Going Concern – (cont’d)

ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  These financial statements do not reflect the adjustments or reclassifications to the assets and liabilities which would be necessary if the Company was unable to continue its operations.  Management anticipates that additional funding will be in the form of equity financing from the sale of common stock.  Management may also seek to obtain short-term loans from the directors of the Company.  There are no current arrangements in place for equity funding or short-term loans.

Revenue Recognition

The Company recognizes revenue when a contract is in place, minerals are delivered to the purchaser and collectability is reasonably assured.

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

Basic and Diluted Loss Per Share

The Company reports basic loss per share in accordance with Statement of Financial Accounting Standards No. 128, “Earning Per Share” and International Accounting

Note 3

Summary of Significant Accounting Policies – (cont’d)

Basic and Diluted Loss Per Share  - (cont’d)

Standards IAS 33.  Basic loss per share is computed using the weighted average number of shares outstanding during the period.  Diluted earnings per share includes the potentially dilutive effect of outstanding common stock options and warrants which are convertible to common shares.

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

Derivative Instruments

The Financial Accounting Standards Board issued Statement of Financial ccounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments  and Hedging Activities,” as amended by SFAS No. 137, “Accounting for Derivative Instruments

Note 3

Summary of Significant Accounting Policies – (cont’d)

Derivative Instruments –( cont’d)

and Hedging Activities – Deferral of the Effective Date of FASB No. 133”, SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities”, and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”,  which is effective for the Company as of its inception.  These statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities.  They require that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

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

Cash and Currency Risks

The Company incurs expenditures in Canadian and U.S. dollars . Consequently, some assets and liabilities are exposed to Canadian dollar foreign currency fluctuations.  As at October 31, 2008, there were no amounts denominated in Canadian dollars included in the financial statements. The Company has cash balances at well-known financial institutions.  Balances in U.S. dollars at Canadian institutions are not protected by insurance and are therefore subject to deposit risk.  As at October 31, 2008 all cash and equivalents represented cash at Canadian financial institutions.

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

Note 3

Summary of Significant Accounting Policies – (cont’d)

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

Note 5

Accounts Payable and Accrued Liabilities

Accrued administrative and professional fees payable	$ 9,981

Note 6

Due to Related Party

The account represents company costs and loan advanced by a major shareholder and director.  There is no interest or stated terms of repayment.

Note 7

Capital Stock

On March 12, 2007, the Company issued 3,000,000 common shares for $3,000 in cash to the sole director.

On March 14, 2007, the Company issued 1,200,000 common shares for $1,200 in cash.

On April 26, 2007, the Company issued 500,000 common shares for $25,000 in cash.

There are no shares subject to options, warrants or other agreements as at October 31, 2008.

Item 2. Management’s Discussion and Analysis or Plan of Operation

This document includes statements that may constitute forward-looking statements made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995 . We caution readers regarding certain forward-looking statements in this document, press releases, securities filings, and all other documents and communications.  All statements, other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this Quarterly Report on Form 10-Q (" Report ") are forward looking.  The words " believes ," " anticipates ," " estimates ," " expects ," and words of similar import, constitute " forward-looking statements ."  While we believe in the veracity of all statements made herein, forward-looking statements are necessarily based upon a number of estimates and assumptions that, while considered reasonable by us, are inherently subject to significant business, economic and competitive uncertainties and contingencies and known and unknown risks.  As a result of such risks, our actual results could differ materially from those expressed in any forward-looking statements made by, or on behalf of, our company.  We will not necessarily update information if any forward-looking statement later turns out to be inaccurate.  Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including risks and uncertainties set forth in our Annual Report on Form 10-K, as well as in other documents we file with the Securities and Exchange Commission (" SEC ").

The following information has not been audited.  You should read this information in conjunction with the unaudited financial statements and related notes to the financial statements included in this report.

Plan of Operation

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

Our budget for the phase two exploration program is as follows:

Budget - Phase 2

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

Results of Operations for Period Ending October 31, 2008

We did not earn any revenues during the three-month period ending October 31, 2008. We incurred operating expenses in the amount of $6,506 for the three-month period ended October 31, 2008 (2007 - $19). Our operating expenses were comprised of geological, mineral and prospect costs of $Nil (2007 - $Nil), general and administrative expenses of $2,390 (2007 - $19) and professional fees of $4,116 (2007 - $Nil).

Liquidity and Capital Resources

At October 31, 2008, we had total assets of $1,259, consisting entirely of cash. At the same date, our liabilities consisted of accounts payable and accrued liabilities of $9,981 and $1,500 due to our president for a loan he made to us.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet transactions, arrangements, or obligations that are reasonably likely to have a material effect on our financial condition, results of operations, liquidity, or capital resources.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 4:

Controls and Procedures

Evaluation of Disclosure Controls

Our management evaluated the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter on October 31, 2008.  This evaluation was conducted by Raffi Khorchidian our director, President, Chief Executive Officer, Secretary, Principal Accounting Officer and Treasurer.

Disclosure controls are controls and other procedures that are designed to ensure that information that we are required to disclose in the reports we file pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported.

Limitations on the Effectiveness of Controls

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

Item 2.

Changes in Securities and Use of Proceeds

We did not issue any securities during the quarter ended October 31, 2008.

Item 3.

Defaults Upon Senior Securities

None.

Item 4.

Submission of Matters to a Vote of Security Holders

None.

Item 5.

Other Information

None.

Item 6.

Exhibits and Report on Form 8-K

(a)

Exhibit(s)

31.1

Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 Or 15d-14 of the Securities Exchange Act Of 1934,as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1

Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C.  Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)

Reports on Form 8-K

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:   December 10, 2008

Atlantic Resources Inc.

/s/ Raffi Khorchidian
------------------------------
Raffi Khorchidian, President