Form 10-Q
period 2009-01-31
Atlantic Resources Inc.
filed 2009-03-11
CIK 1424864

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the quarterly period ended January 31, 2009

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 4,700,000 shares of $0.001 par value common stock outstanding as of March 11, 2009.

PART I.

FINANCIAL INFORMATION

Item 1.

Financial Statements

ATLANTIC RESOURCES INC.

(An Exploration Stage Company)

FINANCIAL STATEMENTS

January 31, 2009

ATLANTIC RESOURCES INC.

(An Exploration Stage Company)

BALANCE SHEETS

January 31, 2009 and July 31, 2008

	January 31	July 31
	2009	2008
ASSETS

Current
Cash and cash equivalents	$5,926	$4,664

Total Assets	$5,926	$4,664

LIABILITIES

Current
Accounts payable and accrued liabilities – Note 5	$10,904	$7,880
Due to related party – Note 6	6,500	500

Total Liabilities	17,404	8,380

STOCKHOLDERS’ DEFICIT

Capital stock – Note 7
Authorized
70,000,000 common shares, par value $0.001
Issued and outstanding
4,700,000 common shares	4,700	4,700
Additional paid-in capital	24,500	24,500
Deficit, accumulated during the exploration stage	(40,678)	(32,916)

Total Stockholders’ Deficit	(11,478)	(3,716)

Total Liabilities and Stockholders’ Deficit	$5,926	$4,664

Going Concern – Note 3

SEE ACCOMPANYING NOTES

ATLANTIC RESOURCES INC.

(An Exploration Stage Company)

STATEMENTS OF OPERATIONS

for the three month and six months ended January 31, 2009 and 2008 and for the period from February 9, 2007 (Date of Inception)

to January 31, 2009

					Accumulated
					for the Period
					February 9,
	Three months	Six months	Three months	Six months	2007 (Date of
	ended	ended	ended	ended	Inception) to
	January 31,	January 31,	January 31,	January 31,	January 31,
	2009	2009	2008	2008	2009

Expenses

Geological, mineral and prospect costs	$-	$-	$-	$-	$12,500
General and administrative	383	2,773	658	677	8,323
Incorporation costs	-	-	-	-	500
Professional fees	873	4,989	7,968	7,968	19,355

Net loss for the period	$(1,256)	$(7,762)	$(8,626)	$(8,645)	$(40,678)

Basic and diluted earnings per common share	$(0.000)	$(0.002)	$(0.000)	$(0.000)

Weighted average number of common
shares used in per share calculations	4,700,000	4,700,000	4,700,000	4,700,000

SEE ACCOMPANYING NOTES

ATLANTIC RESOURCES INC.

(An Exploration Stage Company)

STATEMENT OF CASH FLOWS

for the six months ended January 31, 2009 and 2008

and for the period from February 9, 2007 (Date of Inception)

to January 31, 2009

			Accumulated for the
			Period from
	Six months	Six months	February 9, 2007
	ended	ended	(Date of Inception) to
	January 31	January 31	January 31
	2009	2008	2009

Operating Activities
Loss for the period	$(7,762)	$(8,645)	$(40,678)
Changes in non-cash working capital items
Accounts payable and accrued liabilities	3,024	5,387	10,904
Net cash provided by (used in) Operating Activities	(4,738)	(3,258)	(29,774)
Financing Activities
Advance from related party	6,000	-	6,500
Common stock issued for cash	-	-	29,200

Net cash provided by Financing Activities	6,000	-	35,700

Increase (Decrease) In Cash and Cash Equivalents During The Period	(1,262)	(3,258)	5,926

Cash and Cash Equivalents, Beginning of Period	4,664	21,641	-

Cash and Cash Equivalents, End of Period	$5,926	$18,383	$5,926

Supplementary disclosure of dash flow information
Cash paid for
Interest	$-	$-	$-
Income taxes	$-	$-	$-

SEE ACCOMPANYING NOTES

ATLANTIC RESOURCES INC.

(An Exploration Stage Company)

STATEMENT OF

STOCKHOLDERS’ EQUITY (DEFICIT)

for the period from February 9, 2007

(Date of Inception)

to January 31, 2009

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, February 9, 2007	--	$--	$--	$--	$--

Shares issued for cash at $.001 per share March 12, 2007	3,000,000	3,000	--	--	3,000
Shares issued for cash at $.001 per share March 14, 2007	1,200,000	1,200	--	--	1,200
Shares issued for cash at $.05 per share at April 26, 2007	500,000	500	24,500	--	25,000
Net loss for the period ended July 31, 2007	--	--	--	(9,059)	(9,059)

Balance, July 31, 2007	4,700,000	4,700	24,500	(9,059)	20,141
Net loss for the year ended July 31, 2008	--	--	--	(23,857)	(23,857)

Balance, July 31, 2008	4,700,000	$4,700	$24,500	$(32,916)	$(3,716)

Net loss for the six months ended January 31, 2009	--	--	--	(7,762)	(7,762)
	4,700,000	$4,700	$24,500	$(40,678)	$(11,478)

SEE ACCOMPANYING NOTES

ATLANTIC RESOURCES INC.

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

January 31, 2009

Note 1

Operations

The Company was incorporated in the State of Nevada on February 9, 2007 and is in the exploration stage.  The Company has acquired a mineral property located in the Province of British Columbia, Canada, and has not yet determined whether this property contains reserves that are economically recoverable.  The recoverability of amounts from the property will be dependent upon the discovery of economically recoverable reserves, confirmation of the Company’s interest in the underlying property, the ability of the Company to obtain necessary financing to satisfy expenditure requirements and to complete the development of the property and upon future profitable production or proceeds from the sale thereof.

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

Operating results for the six months ended January 31, 2009 are not necessarily indicative of the results that can be expected for the year ended July 31, 2009.

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

Going Concern

These financial statements have been prepared on the going concern basis, which presumes that the Company will continue operations for the foreseeable future and will be able to realize assets and discharge liabilities in the normal course of business. The Company has accumulated a deficit of $40,678 since inception, has yet to achieve profitable operations and further losses are anticipated in the development of its business, raising substantial doubt about the Company’s ability to continue as a going concern.  Its ability to continue as a going concern is dependent upon the

Note 3

Summary of Significant Accounting Policies – (cont’d)

Going Concern – (cont’d)

ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  These financial statements do not reflect the adjustments or reclassifications to the assets and liabilities which would be necessary if the Company was unable to continue its operations.  Management anticipates that additional funding will be in the form of equity financing from the sale of common stock.  Management may also seek to obtain short-term loans from the directors of the Company.  There are no current arrangements in place for equity funding or short-term loans.

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

Mineral Property Costs

Mineral property acquisition, exploration and development costs are expensed as incurred until such time as economic reserves are quantified.  From that time forward, the Company will capitalize all costs to the extent that future cash flows from mineral reserves equal or exceed the costs deferred.  The deferred costs will be amortized over the recoverable reserves when a property reaches commercial production.  Costs related to site restoration programs will be accrued over the life of the project.  To date, the Company has not established any proven reserves on its mineral property.

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

Derivative Instruments

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities – Deferral of the Effective Date of FASB

Note 3

Summary of Significant Accounting Policies – (cont’d)

Derivative Instruments – ( cont’d)

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

Cash and Currency Risks

The Company incurs expenditures in Canadian and U.S. dollars. Consequently, some assets and liabilities are exposed to Canadian dollar foreign currency fluctuations.  As at January 31, 2009, there were no amounts denominated in Canadian dollars included in the financial statements. The Company has cash balances at well-known financial institutions.  Balances in U.S. dollars at Canadian institutions are not protected by insurance and are therefore subject to deposit risk.  As at January 31, 2009 all cash and equivalents represented cash at Canadian financial institutions.

Foreign Currency Translations

The Company's functional currency is US dollars. Foreign currency balances are translated into US dollars as follows:

Monetary assets and liabilities are translated at the period-end exchange rate. Non-monetary assets are translated at the rate of exchange in effect at their acquisition, unless such assets are carried at market or nominal value, in which case they are translated at the period-end exchange rate. Revenue and expense items are translated at the average exchange rate for the period. Foreign exchange gains and losses in the period are included in operations.

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

Note 5

Accounts Payable and Accrued Liabilities

Accrued administrative and professional fees payable	$ 10,904

Note 6

Due to Related Party

The account represents company costs and loans advanced by a major shareholder and director.  There is no interest or stated terms of repayment.

Note 7

Capital Stock

On March 12, 2007, the Company issued 3,000,000 common shares for $3,000 in cash to the sole director.

On March 14, 2007, the Company issued 1,200,000 common shares for $1,200 in cash.

On April 26, 2007, the Company issued 500,000 common shares for $25,000 in cash.

There are no shares subject to options, warrants or other agreements as at January 31, 2009.

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

Results of Operations for Period Ending January 31, 2009

We did not earn any revenues during the six-month period ending January 31, 2009. We incurred operating expenses in the amount of $7,762 for the six-month period ended January 31, 2009 (2008 - $8,645). Our operating expenses were comprised of general and administrative expenses of $2,773 (2008 - $677) and professional fees of $4,989 (2008 - $7,968).

Liquidity and Capital Resources

At January 31, 2009, we had total assets of $5,926, consisting entirely of cash. At the same date, our liabilities consisted of accounts payable and accrued liabilities of $10,904 and $6,500 due to our president for a loan he made to us.

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

Item 4:

Controls and Procedures

Evaluation of Disclosure Controls

Our management evaluated the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter on January 31, 2009.  This evaluation was conducted by Raffi Khorchidian our director, President, Chief Executive Officer, Secretary, Principal Accounting Officer and Treasurer.

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

We did not issue any securities during the quarter ended January 31, 2009.

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

DATED:   March 11, 2009

Atlantic Resources Inc.

/s/ Raffi Khorchidian
------------------------------
Raffi Khorchidian, President