Form 10-K
period 2009-07-31
Atlantic Resources Inc.
filed 2009-10-29
CIK 1424864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________________

FORM 10-K

____________________________

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2009

Commission File # 333-149299

ATLANTIC RESOURCES INC.

(Exact name of small business issuer as specified in its charter)

Nevada

(State or other jurisdiction of incorporation or organization)

20-1769847

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 4,700,000 shares of common stock issued and outstanding as of October 28, 2009.

Documents incorporated by reference: None.

Table of Contents

Item

Page

Item 1.

Business

4

Item 1A.

Risk Factors

8

Item 1B.

Unresolved Staff Comments

8

Item 2.

Properties

8

Item 3.

Legal Proceedings

8

Item 4.

Submission of Matters to a Vote of Security Holders

8

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer

Purchases of Securities

8

Item 6.

Selected Financial Data

9

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of

Operation

9

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk

12

Item 8.

Financial Statements and Supplementary Data

12

Item 9.

Changes in and Disagreements With Accountants on Accounting and Financial

Disclosure

13

Item 9A(t).

Controls and Procedures

13

Item 9B.

Other Information

14

Item 10.

Directors, Executive Officers and Corporate Governance

14

Item 11.

Executive Compensation

15

Item 12.

Security Ownership of Certain Beneficial Owners and Management and

Related Stockholder Matters

16

Item 13.

Certain Relationships and Related Transactions and Director Independence

17

Item 14.

Principal Accountant Fees and Services

18

Item 15.

Exhibits and Financial Statement Schedules

18

SIGNATURES

20

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

Holders

As of October 28, 2009, there were 32 holders of our common stock.

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

The following discussion and analysis should be read in conjunction with the information set forth in our audited financial statements for the period ended July 31, 2009.

Plan of Operation

As at July 31, 2009, we had a cash balance of $1,539.  Our plan of operation for the next twelve months is to complete the recommended phase two exploration programs on the Vic Vein Mining Claim consisting of a geophysical survey and follow-up mapping. We carried out the first phase of the recommended exploration program in the summer of 2008 at a cost of $5,000.  We anticipate that the second phase of the recommended exploration programs will cost approximately $25,000, which is budgeted as follows:

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

We do not have sufficient funds to cover the anticipated exploration expenses associated with the second phase of the exploration program, so we will require additional funding in order to proceed with additional exploration on the Vic Vein claims and to cover administrative expenses.  We anticipate that additional funding will be in the form of equity financing from the sale of our common stock or from director loans. We do not have any arrangements in place for any future equity financing or loans.

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

Results of Operations

We have had no operating revenues since our inception on February 9, 2007 through July 31, 2009, and have incurred operating expenses in the amount of $44,468 for the same period.  Our activities have been financed from the proceeds of share subscriptions and director loans.

We do not anticipate earning revenues unless we enter into commercial production on the Vic Vein claims, which is doubtful.  We have not commenced the exploration stage of our business and can provide no assurance that we will discover economic mineralization on the Vic Vein claims, or if such minerals are discovered, that we will enter into commercial production.

For the fiscal year ended July 31, 2009, general and administrative expenses were $5,328 and professional fees were $6,224.  For the fiscal year ended July 31, 2008, general and administrative expenses were $5,491, professional fees were $13,366 and we incurred $5,000 in geological, mineral and prospect costs.

During our fiscal year ended July 31, 2009, we incurred a net loss of $(11,552), which resulted in an accumulated deficit of $(44,468).

Our financial statements are prepared in accordance with U.S. generally accepted accounting principles.  We have expensed all development costs related to our establishment.

Liquidity and Capital Resources

We had cash of $1,539 as of July 31, 2009, compared to a cash position of $4,664 at July 31, 2008.  Since inception through to and including July 31, 2009, we have raised $29,200 through private placements of our common shares.

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

July 31, 2009

K. R. MARGETSON LTD.	CHARTERED ACCOUNTANT

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders,

Atlantic Resources Inc.

We have audited the accompanying balance sheets of Atlantic Resources Inc. (An Exploration Stage Company) as of July 31, 2009 and 2008 and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended July 31, 2009 and 2008 and for the period from February 9, 2007 (Date of Inception) to July 31, 2009.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2009 and 2008 and the results of its operations and its cash flows for years ended July 31, 2009 and 2008 and for the period from February 9, 2007 (Date of Inception) to July 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

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

North Vancouver, Canada

“K R. MARGETSON LTD.”

October 28, 2009

Chartered Accountant

331 East 5th Street

Tel: 604.929.0819

North Vancouver BC

Fax: 1-877-874-9583

V7L 1M1

info@krmargetson.com

ATLANTIC RESOURCES INC.

(An Exploration Stage Company)

BALANCE SHEETS

July 31, 2009 and July 31, 2008

	July 31	July 31
	2009	2008
ASSETS

Current
Cash and cash equivalents	$ 1,539	$ 4,664

Total Assets	$ 1,539	$ 4,664

LIABILITIES

Current
Accounts payable and accrued liabilities – Note 4	$ 11,216	$ 7,880
Due to related party – Note 5	5,591	500

Total Liabilities	16,807	8,380
STOCKHOLDERS’ DEFICIT

Capital stock – Note 7
Authorized
70,000,000 common shares, par value $0.001
Issued and outstanding
4,700,000 common shares	4,700	4,700
Additional paid-in capital	24,500	24,500
Deficit, accumulated during the exploration stage	(44,468)	(32,916)

Total Stockholders’ Deficit	(15,268)	(3,716)

Total Liabilities and Stockholders’ Deficit	$ 1,539	$ 4,664

Going Concern – Note 2

SEE ACCOMPANYING NOTES

ATLANTIC RESOURCES INC.

(An Exploration Stage Company)

STATEMENTS OF OPERATIONS

for the years ended July 31, 2009 and 2008

and for the period from February 9, 2007 (Date of Inception)

to July 31, 2009

	Year ended July 31, 2009	Year ended July 31, 2008	Accumulated for the Period February 9, 2007 (Date of Inception) to July 31, 2009

Expenses

Geological, mineral and prospect costs	$ -	$ 5,000	$ 12,500
General and administrative	5,328	5,491	10,878
Incorporation costs	-	-	500
Professional fees	6,224	13,366	20,590

Net loss for the period	$ (11,552)	$ (23,857)	$ (44,468)

Basic and diluted earnings per common share	$ (0.002)	$ (0.005)

Weighted average number of common shares used in per share calculations	4,700,000	4,700,000

SEE ACCOMPANYING NOTES

ATLANTIC RESOURCES INC.

(An Exploration Stage Company)

STATEMENT OF CASH FLOWS

for the years ended July 31, 2009 and 2008

and for the period from February 9, 2007 (Date of Inception)

to July 31, 2009

			Accumulated for the
			Period from
			February 9, 2007
	Year ended	Year ended	(Date of Inception) to
	July 31	July 31	July 31
	2009	2008	2009

Operating Activities
Loss for the period	$ (11,552)	$ (23,857)	$ (44,468)
Changes in non-cash working capital items
Accounts payable and accrued liabilities	3,336	6,880	11,216

Net cash provided by (used in) Operating Activities	(8,216)	(16,977)	(33,352)

Financing Activities
Advance from related party	5,091	-	5,591
Common stock issued for cash	-	-	29,200

Net cash provided by Financing Activities	5,091	-	34,79

Increase (Decrease) In Cash and Cash Equivalents During The Period	(3,125)	(16,977)	1,539

Cash and Cash Equivalents, Beginning of Period	4,664	21,641	- -

Cash and Cash Equivalents, End of Period	$ 1,539	$ 4,664	$ 1,539

Supplementary disclosure of dash flow information
Cash paid for
Interest	$ -	$ -	$ -
Income taxes	$ -	$ -	$ -

SEE ACCOMPANYING NOTES

ATLANTIC RESOURCES INC.

(An Exploration Stage Company)

STATEMENT OF

STOCKHOLDERS’ EQUITY (DEFICIT)

for the period from February 9, 2007

(Date of Inception)

to July 31, 2009

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, February 9, 2007	--	$ --	$ --	$ --	$ --
Shares issued for cash at $.001 per share March 12, 2007	3,000,000	3,000	--	--	3,000
Shares issued for cash at $.001 per share March 14, 2007	1,200,000	1,200	--	--	1,200
Shares issued for cash at $.05 per share at April 26, 2007	500,000	500	24,500	--	25,000
Net loss for the period ended July 31, 2007	--	--	--	(9,059)	(9,059)

Balance, July 31, 2007	4,700,000	4,700	24,500	(9,059)	20,141
Net loss for the year ended July 31, 2008	--	--	--	(23,857)	(23,857)

Balance, July 31, 2008	4,700,000	$ 4,700	$ 24,500	$ (32,916)	$ (3,716)
Net loss for the year ended July 31, 2009	--	--	--	(11,552)	(11,552)
	4,700,000	$ 4,700	$ 24,500	$ (44,468)	$ (15,268)

SEE ACCOMPANYING NOTES

ATLANTIC RESOURCES INC.

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

July 31, 2009

Note 1

Operations

The Company was incorporated in the State of Nevada on February 9, 2007 and is in the exploration stage. The Company is engaged in activities related to the exploration for mineral resources in Canada. In 2007 the Company acquired the rights to a mineral property located in the Province of British Columbia, Canada, and has not yet determined whether this property contains reserves that are economically recoverable.  The recoverability of amounts from the property will be dependent upon the discovery of economically recoverable reserves, confirmation of the Company’s interest in the underlying property, the ability of the Company to obtain necessary financing to satisfy expenditure requirements and to complete the development of the property and upon future profitable production or proceeds from the sale thereof.

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

Going Concern

These financial statements have been prepared on the going concern basis, which presumes that the Company will continue operations for the foreseeable future and will be able to realize assets and discharge liabilities in the normal course of business. The Company has accumulated a deficit of $44,468 since inception, has yet to achieve profitable operations and further losses are anticipated in the development of its business, raising substantial doubt about the Company’s ability to continue as a going concern.  Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  These financial statements do not reflect the adjustments or reclassifications to the assets and liabilities which would be necessary if the Company was unable to continue its operations.  Management plans to obtain short-term loans from the director of the Company.

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

Exploration Stage Company

As an exploration stage Company, it is a type of development stage company as defined in Financial Accounting Standard Board ("FASB") Accounting Standards Codification 205-915.  Accordingly, the Company devotes substantially all of its present efforts to establish its business and its planned principal operations have not commenced.  All losses accumulated since inception have been considered as part of the Company’s development stage activities.

Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As at July 31, 2009, the Company did not have any cash equivalents. (2008 – $nil).

Mineral Property Costs

Past mineral property acquisition, exploration and development costs have been expensed as incurred until such time as economic reserves are quantified, at which time the Company would capitalize all costs to the extent that future cash flows from mineral reserves equal or exceed the costs deferred The deferred costs will be amortized over the recoverable reserves when a property reaches commercial production.  Costs related to site restoration programs will be accrued over the life of the project.

Although the Company has taken steps to verify title to mineral properties in which it has an interest, according to the usual industry standards for the stage of exploration of such properties, these procedures do not guarantee the Company’s title.  Such properties may be subject to prior agreements or transfers and title may be affected by undetected defects.

Basic and Diluted Loss Per Share

The Company computes net loss per share in accordance with FASB Accounting Standard Codification 260, "Earnings Per Share".  Basic loss per share is computed using the weighted average number of shares outstanding during the period.  Diluted EPS gives effect to all dilutive potential common shares

Atlantic Resources Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

July 31, 2008

Note 2

Summary of Significant Accounting Policies – (cont’d)

Basic and Diluted Loss Per Share – (cont’d)

outstanding during the year including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method.  In computing diluted EPS, the average stock price for the year is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants.  Diluted EPS excludes all dilutive potential common shares if their effect is anti dilutive.

Income Taxes

The Company follows FASB Accounting Standards Codification 740, “Accounting for Income Taxes” which requires the use of the asset and liability method of accounting for income taxes.  Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carryforwards and their respective tax bases.  Deferred tax assets and liabilities and measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled.

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

Financial Instruments

The carrying value of the Company’s financial instruments, consisting of cash and cash equivalents, accounts payable and accrued liabilities and related party payable, approximate their fair value due to the short-term maturity of such instruments.  Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Fair Value Measurements

Effective May 1, 2008, the Company adopted SFAS No. 157, 'Fair Value Measurements,' for all financial instruments and non-financial instruments accounted

Atlantic Resources Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

July 31, 2008

Note 2

Summary of Significant Accounting Policies – (cont’d)

Fair Value Measurements – (cont’d)

 for at fair value on a recurring basis. SFAS 157 establishes a single definition of fair value and a framework for measuring fair value, sets out a fair value hierarchy to be used to classify the source of information used in fair value measurement and expands disclosures about fair value measurements required under other accounting pronouncements. It does not change existing guidance as to whether or not an instrument is carried at fair value.

SFAS 157 established market and observable inputs as the preferred source of values, followed by assumptions based on hypothetical transaction in the absence of market inputs. The valuation techniques required by SFAS 57 are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company's market assumptions. These two types of inputs create the following fair value hierarchy:

Level 1 - Quoted prices in active markets for identical asset or liabilities.

Level 2 - Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset in a Market That Is Not Active” (FSP 157-3), which clarifies the application of SFAS 157 when the market for a financial asset is inactive. Specifically, FSP 157-3 clarifies how (1) management’s internal assumptions should be considered in measuring fair value when observable data are not present, (2) observable market information from an inactive market should be taken into account, and (3) the use of broker quotes or pricing services should be considered in assessing the relevance of observable and unobservable data to measure fair value. The guidance in FSP 157-3 became effective immediately.

Derivative Instruments

The Company accounts for derivative instruments according to FASB Accounting Standard Codification 815.  These standards establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities.

Atlantic Resources Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

July 31, 2008

Note 2

Summary of Significant Accounting Policies – (cont’d)

Derivative Instruments– (cont’d)

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

Cash and Currency Risks

The Company incurs expenditures in Canadian and U.S. dollars. Consequently, some assets and liabilities are exposed to Canadian dollar foreign currency fluctuations.  As at July 31, 2009, there were no amounts denominated in Canadian dollars included in the financial statements. The Company has cash balances at well-known financial institutions.  Balances in U.S. dollars at Canadian institutions are not protected by insurance and are therefore subject to deposit risk.  As at July 31, 2009 all cash and equivalents represented cash at Canadian financial institutions.

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

Note 3

Mineral Property and Subsequent Event

On April 18 2007, the Company purchased a mineral claim in the Province of British Columbia for $7,500.  In 2008, the Company conducted a work program totalling $5,000 to keep the claims in good standing.  In 2009, the claim lapsed, but

Atlantic Resources Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

July 31, 2008

Note 3

Mineral Property and Subsequent Event – (cont’d)

subsequent to the year end, was reinstated and is in good standing until October 6, 2010.

Note 4

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities represent administrative expenses and professional fees payable and accrued.

Note 5

Due to Related Party

The account represents advances made by a major shareholder and director.  There is no interest or stated terms of repayment.

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

Balance, July 31	2009	2008
Income tax recovery at statutory rate – 30.2.0% (32.5% in 2008)	$ 3,489	$ 7,754
Temporary differences	7	8
Income tax rate change	(747)	(137)
Valuation allowance	(2,749)	(7,625)
Net income tax benefit	$ -	$ -

The net deferred tax asset is as follows:

As at July 31	2009	2008
Net operating loss carried forward of $44,041 ($32,467 in 2008)	$ 13,300	$ 10,552
Valuation allowance	(13,300)	(10,552)
Net income tax benefit	$ -	$ -

The valuation allowance increased $2,749 in 2009 and $7,625 in 2008.

Under normal circumstances the ability to apply the tax loss of $44,041 will expire between 2027 and 2029.

Atlantic Resources Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

July 31, 2008

Note 7

Capital Stock

On March 12, 2007, the Company issued 3,000,000 common shares for $3,000 in cash to the sole director.

On March 14, 2007, the Company issued 1,200,000 common shares for $1,200 in cash.

On April 26, 2007, the Company issued 500,000 common shares for $25,000 in cash.

There are no shares subject to options, warrants or other agreements as at July 31, 2009.

Item 9.

Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

There have been no changes in and disagreements with our accountants on accounting and financial disclosure from the inception of our company through to the date of this Report.

Item 9A(t).     Controls and Procedures.

(a)

Evaluation of disclosure controls and procedures

Based upon an evaluation of the effectiveness of our disclosure controls and procedures performed by our management, with participation of our Chief Executive Officer, Chief Operating Officer, and our Chief Accounting Officer as of the end of the period covered by this report, our Chief Executive Officer, Chief Operating Officer, and our Chief Accounting Officer concluded that our disclosure controls and procedures have not been effective as a result of a weakness in the design of internal control over financial reporting.

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

(b)

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) under the Securities Exchange Act of 1934.  Under the supervision and with the participation of our Chief Executive Officer, our Chief Operating Officer and our Chief Accounting Officer, we conducted an evaluation of the effectiveness of our control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on our evaluation under the framework, management has concluded that our internal control over financial reporting was not effective as of July 31, 2009.

In connection with the preparation of our financial statements for the years ended July 31, 2009 certain internal control weaknesses became evident that, in the aggregate, represent material weaknesses, including:  (i) lack of segregation of incompatible duties; and (ii) insufficient Board of Directors representation.

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

(c)

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal controls or in other factors that occurred during our last fiscal year ended July 31, 2009 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.

Other Information.

None.

PART III

Item 10.

Directors, Executive Officers and Corporate Governance.

Our sole executive officer and director and his age and titles as of the date of this report are as follows:

Name	Age	Position
Raffi Khorchidian	43	President, Secretary, Treasurer and Chief Executive Officer

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

Item 11.

Executive Compensation.

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers for all services rendered in all capacities to us for the period from our inception through the fiscal period ended July 31, 2008 and for the fiscal year ended July 31, 2009.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen-sation ($)	Change in Pension Value and Nonqualified Deferred Compensation ($)	All Other Compen-sation ($)	Total ($)
Raffi Khorchidian, President, CEO, Secretary, Treasurer & Director	2008 2009	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

Option/SAR Grants

We made no grants of stock options or stock appreciation rights to Raffi Khorchidian during the fiscal year ending July 31, 2009.

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

Item 14.

Principal Accountant Fees and Services.

The following table shows the fees billed by K.R. Margetson Ltd., Chartered Accountant, our current auditors, for the fiscal year ended July 31, 2009 and for the fiscal year ended July 31, 2008:

	Fiscal year ended July 31, 2009	Fiscal year ended July 31, 2008
Audit Fees	$ 5,145	$ 4,914
Audit Related Fees	1,701	1,837
Tax Fees	-	-
All Other Fees	-	-

PART IV

Item 15.

Exhibits, Financial Statement Schedules.

(a)

Financial Statements

The following documents are filed under “Item 8. Financial Statements and Supplementary Data,” pages F-1 through F-14, and are included as part of this report:

Financial Statements for the fiscal year ended July 31, 2009

Report of Independent Registered Public Accounting Firm

Balance Sheets

Statements of Operations

Statements of Cash Flows

Statement of Stockholders’ Equity (Deficit)

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

Code of Ethics (2)

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

(2)

Filed as an exhibit to our Form 10-K, Amendment No. 1 filed October 30, 2008 and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATLANTIC RESOURCES INC.

/s/ Raffi Khorchidian

Raffi Khorchidian

President, Chief Executive Officer and Director

October 28, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Raffi Khorchidian

Raffi Khorchidian

President, Chief Executive Officer, Secretary, Treasurer,

principal accounting officer, Principal Financial Officer and Director

October 28, 2009