Form 10-Q
period 2009-10-31
Atlantic Resources Inc.
filed 2009-12-15
CIK 1424864

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the quarterly period ended            October 31, 2009

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 4,700,000 shares of $0.001 par value common stock outstanding as of December 14, 2009.

PART I.

FINANCIAL INFORMATION

Item 1.

Financial Statements

ATLANTIC RESOURCES INC.

(An Exploration Stage Company)

FINANCIAL STATEMENTS

(Unaudited)

October 31, 2009

ATLANTIC RESOURCES INC.

(An Exploration Stage Company)

BALANCE SHEETS

October 31, 2009 and July 31, 2008

	July 31	July 31
	2009	2008
	(unaudited)
ASSETS

Current
Cash and cash equivalents	$ 1,061	$ 1,539

Total Assets	$ 1,061	$ 1,539

LIABILITIES

Current
Accounts payable and accrued liabilities – Note 5	$ 6,569	$ 11,216
Due to related party – Note 6	11,500	5,591

Total Liabilities	18,069	16,807
STOCKHOLDERS’ DEFICIT

Capital stock – Note 7
Authorized
70,000,000 common shares, par value $0.001
Issued and outstanding
4,700,000 common shares	4,700	4,700
Additional paid-in capital	24,500	24,500
Deficit, accumulated during the exploration stage	(46,208)	(44,468)

Total Stockholders’ Deficit	(17,008)	(15,268)

Total Liabilities and Stockholders’ Deficit	$ 1,061	$ 1,539

Going Concern – Note 3

SEE ACCOMPANYING NOTES

ATLANTIC RESOURCES INC.

(An Exploration Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

for the three months ended October 31, 2009 and 2008

and for the period from February 9, 2007 (Date of Inception)

to October 31, 2009

	Three months ended October 31, 2009	Three months ended October 31, 2008	Accumulated for the Period February 9, 2007 (Date of Inception) to October 31, 2009

Expenses

Geological, mineral and prospect costs	$ -	$ -	$ 12,500
General and administrative	81	2,390	10,959
Incorporation costs	-	-	500
Professional fees	1,659	4,116	22,249

Net loss for the period	$ (1,740)	$ (6,506)	$ (46,208)

Basic and diluted earnings per common share	$ (0.000)	$ (0.001)

Weighted average number of common shares used in per share calculations	4,700,000	4,700,000

SEE ACCOMPANYING NOTES

ATLANTIC RESOURCES INC.

(An Exploration Stage Company)

STATEMENT OF CASH FLOWS

(Unaudited)

for the three months ended October 31, 2009 and 2008

and for the period from February 9, 2007 (Date of Inception)

to October 31, 2009

			Accumulated for the
			Period from
			February 9, 2007
	Three months ended	Three months ended	(Date of Inception) to
	October 31	October 31	October 31
	2009	2008	2009

Operating Activities
Loss for the period	$ (1,740)	$ (6,506)	$ (46,208)
Changes in non-cash working capital items
Accounts payable and accrued liabilities	(4,647)	2,101	6,569

Net cash provided by (used in) Operating Activities	(6,387)	(4,405)	(39,639)

Financing Activities
Advance from related party	5,909	1,000	11,500
Common stock issued for cash	-	-	29,200

Net cash provided by Financing Activities	5,909	1,000	40,700

Increase (Decrease) In Cash and Cash Equivalents During The Period	(478)	(3,405)	1,061

Cash and Cash Equivalents, Beginning of Period	1,539	4,664	- -

Cash and Cash Equivalents, End of Period	$ 1,061	$ 1,259	$ 1,061

Supplementary disclosure of dash flow information
Cash paid for
Interest	$ -	$ -	$ -
Income taxes	$ -	$ -	$ -

SEE ACCOMPANYING NOTES

ATLANTIC RESOURCES INC.

(An Exploration Stage Company)

STATEMENT OF

STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

for the period from February 9, 2007

(Date of Inception)

to October 31, 2009

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, February 9, 2007	--	$ --	$ --	$ --	$ --
Shares issued for cash at $.001 per share March 12, 2007	3,000,000	3,000	--	--	3,000
Shares issued for cash at $.001 per share March 14, 2007	1,200,000	1,200	--	--	1,200
Shares issued for cash at $.05 per share at April 26, 2007	500,000	500	24,500	--	25,000
Net loss for the period ended July 31, 2007	--	--	--	(9,059)	(9,059)

Balance, July 31, 2007	4,700,000	4,700	24,500	(9,059)	20,141
Net loss for the year ended July 31, 2008	--	--	--	(23,857)	(23,857)

Balance, July 31, 2008	4,700,000	$ 4,700	$ 24,500	$ (32,916)	$ (3,716)
Net loss for the year ended July 31, 2009	--	--	--	(11,552)	(11,552)
Balance, July 31, 2009	4,700,000	$ 4,700	$ 24,500	$ (44,468)	$ (15,268)

Net loss for the three months ended October 31, 2009	--	--	--	(1,740)	(1,740)
	4,700,000	$ 4,700	$ 24,500	$ (46,208)	$ (17,008)

SEE ACCOMPANYING NOTES

ATLANTIC RESOURCES INC.

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

October 31, 2009

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

Note 2

Interim Reporting

While the information presented in the accompanying interim three months interim financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America.  These interim financial statements follow the same accounting policies and methods of their application as the Company’s July 31, 2009 annual financial statements.  All adjustments are of a normal recurring nature.  It is suggested that these interim financial statements be read in conjunction with the Company’s July 31, 2009 annual financial statements.

Operating results for the three months ended Oct 31, 2009 are not necessarily indicative of the results that can be expected for the year ended July 31, 2010.

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

Atlantic Resources Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

October 31, 2009

Note 3

Summary of Significant Accounting Policies – (cont’d)

Going Concern

These financial statements have been prepared on the going concern basis, which presumes that the Company will continue operations for the foreseeable future and will be able to realize assets and discharge liabilities in the normal course of business. The Company has accumulated a deficit of $46,208 since inception, has yet to achieve profitable operations and further losses are anticipated in the development of its business, raising substantial doubt about the Company’s ability to continue as a going concern.  Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  These financial statements do not reflect the adjustments or reclassifications to the assets and liabilities which would be necessary if the Company was unable to continue its operations.  Management plans to obtain short-term loans from the directors of the Company.

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

Exploration Stage Company

As an exploration stage Company, it is a type of development stage company as defined in Financial Accounting Standard Board ("FASB") Accounting Standards Codification (“ASC”) 205-915.  Accordingly, the Company devotes substantially all of its present efforts to establish its business and its planned principal operations have not commenced.  All losses accumulated since inception have been considered as part of the Company’s development stage activities.

Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As at October 31, 2009, the Company did not have any cash equivalents. (October 2008 – $nil).

Atlantic Resources Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

October 31, 2009

Note 3

Summary of Significant Accounting Policies – (cont’d)

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

Basic and Diluted Loss Per Share

The Company computes net loss per share in accordance with FASB ASC 260, Earnings Per Share.  Basic loss per share is computed using the weighted average number of shares outstanding during the period.  Diluted EPS gives effect to all dilutive potential common shares outstanding during the year including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method.  In computing diluted EPS, the average stock price for the year is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants.  Diluted EPS excludes all dilutive potential common shares if their effect is anti dilutive.

Income Taxes

The Company follows FASB ASC 740, Accounting for Income Taxes which requires the use of the asset and liability method of accounting for income taxes.  Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carryforwards and their respective tax bases.  Deferred tax assets and liabilities and measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled.

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

Atlantic Resources Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

October 31, 2009

Note 3

Summary of Significant Accounting Policies – (cont’d)

Environmental costs – (cont’d)

i)

Completion of a feasibility study; or

ii)

The Company’s commitment to a plan of action based on the then known facts.

Financial Instruments

Fair Value

The fair value of financial instruments consisting of cash and cash equivalents, accrued liabilities, and amounts due to related party were estimated to approximate their carrying values based on the short-term maturity of these instruments. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments.

Risks

Financial instruments that potentially subject the Company to credit risk consist principally of cash. Management does not believe the Company is exposed to significant credit risk.  As well, management does not believe the Company is exposed to significant interest rate risks during the period presented in these financial statements.

The accompanying financial statements do not include any adjustments that might result from the eventual outcome of the risks and uncertainties described above.

Fair Value Measurements

The Company follows FASB ASC 820, Fair Value Measurements and Disclosures, for all financial instruments and non-financial instruments accounted for at fair value on a recurring basis. This new accounting standard establishes a single definition of fair value and a framework for measuring fair value, sets out a fair value hierarchy to be used to classify the source of information used in fair value measurement and expands disclosures about fair value measurements required under other accounting pronouncements. It does not change existing guidance as to whether or not an instrument is carried at fair value. The Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities, which are required to be recorded at fair value, the Company considers the principal or most advantageous market in which the Company would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as inherent risk, transfer restrictions and credit risk.

The Company has adopted FASB ASC 825, Financial Instruments, which allows companies to choose to measure eligible financial instruments and certain other items

Atlantic Resources Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

October 31, 2009

Note 3

Summary of Significant Accounting Policies – (cont’d)

Fair Value Measurements – (cont’d)

at fair value that are not required to be measured at fair value. The Company has not elected the fair value option for any eligible financial instruments.

Derivative Instruments

The Company accounts for derivative instruments according to FASB ASC 815

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

Cash and Currency Risks

The Company incurs expenditures in Canadian and U.S. dollars. Consequently, some assets and liabilities are exposed to Canadian dollar foreign currency fluctuations.  As at October 31, 2009, there were no amounts denominated in Canadian dollars included in the financial statements. The Company has cash balances at well-known financial institutions.  Balances in U.S. dollars at Canadian institutions are not protected by insurance and are therefore subject to deposit risk.  As at October 31, 2009 all cash and equivalents represented cash at Canadian financial institutions.

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

October 31, 2009

Note 3

Summary of Significant Accounting Policies – (cont’d)

Recent Accounting Pronouncements – (cont’d)

yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Note 4

Mineral Property

On April 18 2007, the Company purchased a mineral claim in the Province of British Columbia for $7,500.   The claim is in good standing until October 6, 2010.

Note 5

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities represent administrative expenses and professional fees payable and accrued.

Note 6

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

There are no shares subject to options, warrants or other agreements as at October 31, 2009.

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

Results of Operations for Period Ending October 31, 2009

We did not earn any revenues during the three-month period ending October 31, 2009. We incurred operating expenses in the amount of $1,740 for the three-month period ended October 31, 2009 (2008 - $6,506). Our operating expenses were comprised of general and administrative expenses of $81 (2008 - $2,390) and professional fees of $1,659 (2008 - $4,116).

Liquidity and Capital Resources

At October 31, 2009, we had total assets of $1,061, consisting entirely of cash.  At the same date, our liabilities consisted of accounts payable and accrued liabilities of $6,569 and $11,500 due to our president for a loan he made to us.

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

Item 4:

Controls and Procedures

Evaluation of Disclosure Controls

Our management evaluated the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter on October 31, 2009.  This evaluation was conducted by Raffi Khorchidian our director, President, Chief Executive Officer, Secretary, Principal Accounting Officer and Treasurer.

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

We did not issue any securities during the quarter ended October 31, 2009.

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

DATED:   December 14, 2009

ATLANTIC RESOURCES INC.

/s/ Raffi Khorchidian
------------------------------
Raffi Khorchidian, President