Form 10-Q
period 2010-04-30
Atlantic Resources Inc.
filed 2010-06-15
CIK 1424864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the quarterly period ended

April 30, 2010

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 4,700,000 shares of $0.001 par value common stock outstanding as of June 14, 2010.

PART I.

FINANCIAL INFORMATION

Item 1.

Financial Statements

ATLANTIC RESOURCES INC.

(An Exploration Stage Company)

FINANCIAL STATEMENTS

(Unaudited)

April 30, 2010

ATLANTIC RESOURCES INC.

(An Exploration Stage Company)

BALANCE SHEETS

April 30, 2010 and July 31, 2009

	April 30	July 31
	2010	2009
	(unaudited)
ASSETS

Current
Cash and cash equivalents	$ 7,149	$ 1,539

Total Assets	$ 7,149	$ 1,539

LIABILITIES

Current
Accounts payable and accrued liabilities – Note 5	$ 13,114	$ 11,216
Due to related party – Note 6	21,500	5,591

Total Liabilities	34,614	16,807
STOCKHOLDERS’ DEFICIT

Capital stock – Note 7
Authorized
70,000,000 common shares, par value $0.001
Issued and outstanding
4,700,000 common shares	4,700	4,700
Additional paid-in capital	24,500	24,500
Deficit, accumulated during the exploration stage	(56,665)	(44,468)

Total Stockholders’ Deficit	(27,465)	(15,268)

Total Liabilities and Stockholders’ Deficit	$ 7,149	$ 1,539

Going Concern – Note 3

ATLANTIC RESOURCES INC.

(An Exploration Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

for the three and nine months ended April 30, 2010 and 2009

and for the period from February 9, 2007 (Date of Inception)

to April 30, 2010

	Three months ended April 30, 2010	Nine months ended April 30, 2010	Three months ended April 30, 2009	Nine months ended April 30, 2009	Accumulated for the Period February 9, 2007 (Date of Inception) to April 30, 2010

Expenses

Geological, mineral and prospect costs	$ -	$ -	$ -	$ -	$ 12,500
General and administrative	18	3,421	1,849	4,622	14,299
Incorporation costs	-	-	-	-	500
Professional fees	974	8,776	735	5,724	29,366

Net loss and comprehensive loss for the period	$ (992)	$ (12,197)	$ (2,584)	$ (10,346)	$ (56,665)

Basic and diluted earnings per common share	$ (0.000)	$ (0.003)	$ (0.001)	$ (0.002)

Weighted average number of common shares used in per share calculations	4,700,000	4,700,000	4,700,000	4,700,000

ATLANTIC RESOURCES INC.

(An Exploration Stage Company)

STATEMENT OF CASH FLOWS

(Unaudited)

for the nine months ended April 30, 2010 and 2009

and for the period from February 9, 2007 (Date of Inception)

to April 30, 2010

			Accumulated for the
			Period from
			February 9, 2007
	Nine months ended	Nine months ended	(Date of Inception) to
	April 30	April 30	April 30
	2010	2009	2010

Operating Activities
Loss for the period	$ (12,197)	$ (10,346)	$ (56,665)
Changes in non-cash working capital items
Accounts payable and accrued liabilities	1,898	2,886	13,114

Net cash provided by (used in) Operating Activities	(10,299)	(7,460)	(43,551)

Financing Activities
Advance from related party	15,909	6,000	21,500
Common stock issued for cash	-	-	29,200

Net cash provided by Financing Activities	15,909	6,000	50,700

Increase (Decrease) In Cash and Cash Equivalents During The Period	5,610	(1,460)	7,149

Cash and Cash Equivalents, Beginning of Period	1,539	4,664	- -

Cash and Cash Equivalents, End of Period	$ 7,149	$ 3,204	$ 7,149

Supplementary disclosure of dash flow information
Cash paid for
Interest	$ -	$ -	$ -
Income taxes	$ -	$ -	$ -

ATLANTIC RESOURCES INC.

(An Exploration Stage Company)

STATEMENT OF

STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

for the period from February 9, 2007

(Date of Inception)

to April 30, 2010

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, February 9, 2007	--	$ --	$ --	$ --	$ --
Shares issued for cash at $.001 per share March 12, 2007	3,000,000	3,000	--	--	3,000
Shares issued for cash at $.001 per share March 14, 2007	1,200,000	1,200	--	--	1,200
Shares issued for cash at $.05 per share at April 26, 2007	500,000	500	24,500	--	25,000
Net loss for the period ended July 31, 2007	--	--	--	(9,059)	(9,059)

Balance, July 31, 2007	4,700,000	4,700	24,500	(9,059)	20,141
Net loss for the year ended July 31, 2008	--	--	--	(23,857)	(23,857)

Balance, July 31, 2008	4,700,000	$ 4,700	$ 24,500	$ (32,916)	$ (3,716)
Net loss for the year ended July 31, 2009	--	--	--	(11,552)	(11,552)
Balance, July 31, 2009	4,700,000	$ 4,700	$ 24,500	$ (44,468)	$ (15,268)

Net loss for the nine months ended April 30, 2010	--	--	--	(12,197)	(12,197)
	4,700,000	$ 4,700	$ 24,500	$ (55,665)	$ (27,465)

ATLANTIC RESOURCES INC.

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

April 30, 2010

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

Note 2

Interim Reporting

While the information presented in the accompanying nine months interim financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America.  These interim financial statements follow the same accounting policies and methods of their application as the Company’s July 31, 2009 annual financial statements.  All adjustments are of a normal recurring nature.  It is suggested that these interim financial statements be read in conjunction with the Company’s July 31, 2009 annual financial statements.

Operating results for the nine months ended April 30, 2010 are not necessarily indicative of the results that can be expected for the year ended July 31, 2010.

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

Notes to the Financial Statements

April 30, 2009

Note 3

Summary of Significant Accounting Policies – (cont’d)

Going Concern

These financial statements have been prepared on the going concern basis, which presumes that the Company will continue operations for the foreseeable future and will be able to realize assets and discharge liabilities in the normal course of business. The Company has accumulated a deficit of $56,665 since inception, has yet to achieve profitable operations and further losses are anticipated in the development of its business, raising substantial doubt about the Company’s ability to continue as a going concern.  Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  These financial statements do not reflect the adjustments or reclassifications to the assets and liabilities which would be necessary if the Company was unable to continue its operations.  Management plans to obtain short-term loans from the directors of the Company.

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

Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As at April 30, 2010, the Company did not have any cash equivalents. (April 2009 – $nil).

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

Cash and Currency Risks

The Company incurs expenditures in Canadian and U.S. dollars. Consequently, some assets and liabilities are exposed to Canadian dollar foreign currency fluctuations.  As at April 30, 2010, there were no amounts denominated in Canadian dollars included in the financial statements. The Company has cash balances at well-known financial institutions.  Balances in U.S. dollars at Canadian institutions are not protected by insurance and are therefore subject to deposit risk.  As at April 30, 2010 all cash and equivalents represented cash at Canadian financial institutions.

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

There are no shares subject to options, warrants or other agreements as at April 30, 2010.

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

Results of Operations for Period Ending April 30, 2010

We did not earn any revenues during the three-month period ending April 30, 2010.  We incurred operating expenses in the amount of $12,197 for the nine-month period ended April 30, 2010 (2009 - $10,346). Our operating expenses were comprised of general and administrative expenses of $3,421 (2009 - $4,622) and professional fees of $8,776 (2009 - $5,724).

Liquidity and Capital Resources

At April 30, 2010, we had total assets of $7,149, consisting entirely of cash and cash equivalents.  At the same date, our liabilities consisted of accounts payable and accrued liabilities of $13,114 and $21,500 due to our president for a loan he made to us.

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

Item 4:

Controls and Procedures

Evaluation of Disclosure Controls

Our management evaluated the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter on April 30, 2010.  This evaluation was conducted by Raffi Khorchidian our director, President, Chief Executive Officer, Secretary, Principal Accounting Officer and Treasurer.

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

We did not issue any securities during the quarter ended April 30, 2010.

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

DATED:   June 14, 2010

ATLANTIC RESOURCES INC.

/s/ Raffi Khorchidian
------------------------------
Raffi Khorchidian, President