Form 10-K
period 2010-07-31
Atlantic Resources Inc.
filed 2010-11-12
CIK 1424864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________________

FORM 10-K

____________________________

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2010

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

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes    ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act: ☐ Yes    ☒ No

Indicate by check mark whether the registrant(1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day. ☒  Yes    ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐

Accelerated filer ☐

Non-accelerated filer ☐

Smaller reporting company ☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

☒ Yes    ☐ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal year end. $85,000.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 4,700,000 shares of common stock issued and outstanding as of November 12, 2010.

Documents incorporated by reference: None.

Table of Contents

Item

Page

PART I

Item 1.

Business

4

Item 1A.

Risk Factors

7

Item 1B.

Unresolved Staff Comments

7

Item 2.

Properties

7

Item 3.

Legal Proceedings

7

Item 4.

Submission of Matters to a Vote of Security Holders

8

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer

Purchases of Securities

8

Item 6.

Selected Financial Data

8

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of

Operation

9

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk

11

Item 8.

Financial Statements and Supplementary Data

11

Item 9.

Changes in and Disagreements With Accountants on Accounting and Financial

Disclosure

12

Item 9A(t).

Controls and Procedures

12

Item 9B.

Other Information

13

PART III

Item 10.

Directors, Executive Officers and Corporate Governance

13

Item 11.

Executive Compensation

14

Item 12.

Security Ownership of Certain Beneficial Owners and Management and

Related Stockholder Matters

15

Item 13.

Certain Relationships and Related Transactions and Director Independence

16

Item 14.

Principal Accountant Fees and Services

17

Item 15.

Exhibits and Financial Statement Schedules

17

SIGNATURES

19

PART I

Item 1.

Business

DESCRIPTION OF BUSINESS

Business Development

We are an exploration stage company engaged in the acquisition and exploration of mineral properties with a view to exploiting any mineral deposits we discover.

Vic Vein Mining Claim

On April 18th, 2007 we entered into a Mineral Property Staking and Purchase Agreement with 1698727 Ontario Inc. whereby we purchased a 100% interest in the Vic Vein mining claim, which is located approximately 250 kilometers west of Williams Lake, British Columbia, Canada, for $7,500.00.  However, we no longer own any rights to the claim as it lapsed on October 6, 2010.

We are currently searching for new mineral properties to acquire.

Compliance with Government Regulation

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in Canada or wherever any mineral properties we may purchase are located.

We will have to sustain the cost of reclamation and environmental remediation for all exploration and development work undertaken.  The amount of these costs is not known at this time as we do not currently own any mineral properties.  Because there is presently no information on the size, tenor, or quality of any resource or reserve, it is impossible to assess the impact of any capital expenditures on earnings or our competitive position in the event a potentially economic deposit is discovered.

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

Item 1B.

Unresolved Staff Comments

None.

Item 2.

Properties

As the Vic Vein lapsed as of October 6, 2010, we no longer have any rights to explore for and extract minerals from the Vic Vein claim.  We do not own any real property interest in any properties.

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

Holders

As of November 12, 2010, there were 32 holders of our common stock.

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

The following discussion and analysis should be read in conjunction with the information set forth in our audited financial statements for the period ended July 31, 2010.

Plan of Operation

As at July 31, 2010, we had a cash balance of $2,435, compared to a cash balance of $1,539 as of July 31, 2009.  Our plan of operation for the next twelve months is to seek out and acquire a new mineral property or properties for exploration and development.

We anticipate spending approximately $15,000 on administrative fees, including fees payable in connection with reporting obligations over the next 12 months.

We do not have sufficient funds to cover the anticipated administrative expenses or to acquire a new mineral property, so we will require additional funding.  We anticipate that additional funding will be in the form of equity financing from the sale of our common stock or from director loans. We do not have any arrangements in place for any future equity financing or loans.

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

Based on the nature of our business, we anticipate incurring operating losses in the foreseeable future.  We base this expectation, in part, on the fact that very few mineral claims in the exploration stage ultimately develop into producing, profitable mines.  Our future financial results are also uncertain due to a number of factors, some of which are outside our control.  These factors include the following:

?

our ability to raise additional funding;

•

our ability to acquire a new mineral property;

?

the market price for minerals that may be found on any mineral property we may acquire;

?

the results of our proposed exploration programs on the mineral property; and

?

our ability to find joint venture partners for the development of our property interests.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities.  For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Results of Operations

We have had no operating revenues since our inception on February 9, 2007 through July 31, 2010, and have incurred operating expenses in the amount of $61,379 for the same period.  Our activities have been financed from the proceeds of share subscriptions and director loans.

We do not anticipate earning revenues unless we enter into commercial production on any mineral property we may acquire, which is doubtful.  We have not commenced the exploration stage of our business and can provide no assurance that we will discover economic mineralization on any mineral property we may acquire, or if such minerals are discovered, that we will enter into commercial production.

For the fiscal year ended July 31, 2010, general and administrative expenses were $5,901 (2009 $5,328) and professional fees were $11,010 (2009 - $6,224).  Since our inception on February 9, 2007 through July 31, 2010, general and administrative expenses were $16,779, professional fees were $31,600 and we incurred $12,500 in geological, mineral and prospect costs.

During our fiscal year ended July 31, 2010, we incurred a net loss of $(16,911), which resulted in an accumulated deficit of $(61,379), compared to a net loss of $(11,552) for the year ended July 31, 2009.

Our financial statements are prepared in accordance with U.S. generally accepted accounting principles.  We have expensed all development costs related to our establishment.

Liquidity and Capital Resources

We had cash of $2,435 as of July 31, 2010, compared to a cash position of $1,539 at July 31, 2008.  Since inception through to and including July 31, 2010, we have raised $29,200 through private placements of our common shares.

We expect to run at a loss for at least the next twelve months. We have no agreements for additional financing and cannot provide any assurance that additional funding will be available to finance our operations on acceptable terms in order to enable us to complete our plan of operations.  There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing.  If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to acquire a new mineral property and carry out any exploration work on it and our venture will fail.

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

(Audited)

July 31, 2010

K. R. MARGETSON LTD.	CHARTERED ACCOUNTANT

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders,

Atlantic Resources Inc.:

I have audited the accompanying balance sheets of Atlantic Resources Inc. (An Exploration Stage Company) as of July 31, 2010 and 2009 and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended July 31, 2010 and 2009 and for the period from February 9, 2007 (Date of Inception) to July 31, 2010.  These financial statements are the responsibility of the Company's management.  My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America).  Those standards require that I plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement.  An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audits provide a reasonable basis for my opinions.

In my opinion, these financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2010 and 2009 and the results of its operations and its cash flows for years ended July 31, 2010 and 2009 and for the period from February 9, 2007 (Date of Inception) to July 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

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

North Vancouver, Canada

“K R. MARGETSON LTD.”

November 12, 2010

Chartered Accountant

331 East 5th Street

Tel: 604.929.0819

North Vancouver BC

Fax: 1-877-874-9583

V7L 1M1

info@krmargetson.com

ATLANTIC RESOURCES INC.

(An Exploration Stage Company)

BALANCE SHEETS

July 31, 2010 and July 31, 2009

	July 31,	July 31
	2010	2009
ASSETS

Current
Cash and cash equivalents	$ 2,435	$ 1,539

Total Assets	$ 2,435	$ 1,539

LIABILITIES

Current
Accounts payable and accrued liabilities – Note 4	$ 13,114	$ 11,216
Due to related party – Note 5	21,500	5,591

Total Liabilities	34,614	16,807
STOCKHOLDERS’ DEFICIT

Capital stock – Note 7
Authorized
70,000,000 common shares, par value $0.001
Issued and outstanding
4,700,000 common shares	4,700	4,700
Additional paid-in capital	24,500	24,500
Deficit, accumulated during the exploration stage	(61,379)	(44,468)

Total Stockholders’ Deficit	(32,179)	(15,268)

Total Liabilities and Stockholders’ Deficit	$ 2,435	$ 1,539

Going Concern – Note 2

SEE ACCOMPANYING NOTES

ATLANTIC RESOURCES INC.

(An Exploration Stage Company)

STATEMENTS OF OPERATIONS

for the years ended July 31, 2010 and 2009

and for the period from February 9, 2007 (Date of Inception)

to July 31, 2010

	Year ended July 31, 2010	Year ended July 31, 2009	Accumulated for the Period February 9, 2007 (Date of Inception) to July 31, 2010

Expenses

Geological, mineral and prospect costs	$ -	$ -	$ 12,500
General and administrative	5,901	5,328	16,779
Incorporation costs	-	-	500
Professional fees	11,010	6,224	31,600

Net loss and comprehensive loss for the year	$ (16,911)	$ (11,552)	$ (61,379)

Basic and diluted earnings per common share	$ (0.004)	$ (0.002)

Weighted average number of common shares used in per share calculations	4,700,000	4,700,000

SEE ACCOMPANYING NOTES

ATLANTIC RESOURCES INC.

(An Exploration Stage Company)

STATEMENT OF CASH FLOWS

for the years ended July 31, 2010 and 2009

and for the period from February 9, 2007 (Date of Inception)

to July 31, 2010

			Accumulated for the
			Period from
			February 9, 2007
	Year ended	Year ended	(Date of Inception) to
	July 31	July 31	July 31
	2010	2009	2010

Operating Activities
Loss for the year	$ (16,911)	$ (11,552)	$ (61,379)
Changes in non-cash working capital items
Accounts payable and accrued liabilities	1,898	3,336	13,614

Net cash provided by (used in) Operating Activities	(15,013)	(8,216)	(47,765)

Financing Activities
Advance from related party	15,909	5,091	21,000
Common stock issued for cash	-	-	29,200

Net cash provided by Financing Activities	15,909	5,091	50,200

Increase (Decrease) In Cash and Cash Equivalents During The Year	896	(3,125)	2,435

Cash and Cash Equivalents, Beginning of Year	1,539	4,664	- -

Cash and Cash Equivalents, End of Year	$ 2,435	$ 1,539	$ 2,435

Supplementary disclosure of dash flow information
Cash paid for
Interest	$ -	$ -	$ -
Income taxes	$ -	$ -	$ -

SEE ACCOMPANYING NOTES

ATLANTIC RESOURCES INC.

(An Exploration Stage Company)

STATEMENT OF

STOCKHOLDERS’ EQUITY (DEFICIT)

for the period from February 9, 2007

(Date of Inception)

to July 31, 2010

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, February 9, 2007	--	$ --	$ --	$ --	$ --
Shares issued for cash at $.001 per share March 12, 2007	3,000,000	3,000	--	--	3,000
Shares issued for cash at $.001 per share March 14, 2007	1,200,000	1,200	--	--	1,200
Shares issued for cash at $.05 per share at April 26, 2007	500,000	500	24,500	--	25,000
Net loss and comprehensive loss for the period ended July 31, 2007	--	--	--	(9,059)	(9,059)

Balance, July 31, 2007	4,700,000	4,700	24,500	(9,059)	20,141
Net loss and comprehensive loss for the year ended July 31, 2008	--	--	--	(23,857)	(23,857)

Balance, July 31, 2008	4,700,000	$ 4,700	$ 24,500	$ (32,916)	$ (3,716)
Net loss and comprehensive loss for the year ended July 31, 2009	--	--	--	(11,552)	(11,552)
Balance, July 31, 2009	4,700,000	$ 4,700	$ 24,500	$ (44,468)	$ (15,268)

Net loss and comprehensive loss for the year ended July 31, 2010	--	--	--	(16,911)	(16,911)
Balance, July 31, 2010	4,700,000	$ 4,700	$ 24,500	$ (61,379)	$ (32,179)

SEE ACCOMPANYING NOTES

ATLANTIC RESOURCES INC.

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

July 31, 2010

Note 1

Operations

The Company was incorporated in the State of Nevada on February 9, 2007 and is in the exploration stage. The Company is engaged in activities related to the exploration for mineral resources in Canada. The Company acquired a mineral property claim located in the Province of British Columbia, Canada, but allowed the claim on October 6, 2010.  The Company is currently searching for new mineral properties to acquire.

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

Going Concern

These financial statements have been prepared on the going concern basis, which presumes that the Company will continue operations for the foreseeable future and will be able to realize assets and discharge liabilities in the normal course of business. The Company has accumulated a deficit of $61,379 since inception, has yet to achieve profitable operations and further losses are anticipated in the development of its business, raising substantial doubt about the Company’s ability to continue as a going concern.  Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  These financial statements do not reflect the adjustments or reclassifications to the assets and liabilities which would be necessary if the Company was unable to continue its operations.  Management plans to obtain short-term loans from the directors of the Company.

Revenue Recognition

The Company recognizes revenue when a contract is in place, minerals are delivered to the purchaser and collectability is reasonably assured.

Atlantic Resources Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

July 31, 2008

Note 2

Summary of Significant Accounting Policies - (cont’d)

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

Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As at July 31, 2010, the Company did not have any cash equivalents. (July 31, 2009 – $nil).

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

Atlantic Resources Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

July 31, 2008

Note 2

Summary of Significant Accounting Policies - (cont’d)

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

The Company has adopted FASB ASC 825, Financial Instruments, which allows companies to choose to measure eligible financial instruments and certain other items at fair value that are not required to be measured at fair value. The Company has not elected the fair value option for any eligible financial instruments.

Derivative Instruments

The Company accounts for derivative instruments according to FASB ASC 815, Derivatives and Hedging. These standards establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities.  If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change.  The Company has not entered into derivatives contracts to hedge existing risks or for speculative purposes.

Atlantic Resources Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

July 31, 2008

Note 2

Summary of Significant Accounting Policies – (cont’d)

Cash and Currency Risks

The Company incurs expenditures in Canadian and U.S. dollars. Consequently, some assets and liabilities are exposed to Canadian dollar foreign currency fluctuations.  As at July 31, 2010, there were no amounts denominated in Canadian dollars included in the financial statements. The Company has cash balances at well-known financial institutions.  Balances in U.S. dollars at Canadian institutions are not protected by insurance and are therefore subject to deposit risk.  As at July 31, 2010 all cash and equivalents represented cash at Canadian financial institutions.

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

Recent Accounting Pronouncements

The Company adopts new pronouncements relating to generally accepted accounting principles applicable to the Company as they are issued, which may be in advance of their effective date.   Management does not believe that any recently issued, but not yet effective accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

Note 3

Mineral Property

On April 18 2007, the Company purchased a mineral claim in the Province of British Columbia for $7,500.   The claim lapsed October 6, 2010.

Note 4

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities represent administrative expenses and professional fees payable and accrued.

Atlantic Resources Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

July 31, 2008

Note 5

Due to Related Party

The account represents advances made by a major shareholder and director.  The advances are due on demand without interest.

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

Balance, July 31	2010	2009
Statutory rate and effective rate	29.1%	30.2%

Income tax recovery at statutory rate	$ 4,926	$ 3,489
Temporary differences	6	7
Income tax rate change	(471)	(747)
Valuation allowance	(4,461)	(2,749)
Net income tax benefit	$ -	$ -

The components of the net deferred tax asset are as follows:

As at July 31	2010	2009
Net operating loss carried forward of $60,973 ($44,041 in 2009)	$ 17,761	$ 13,300
Valuation allowance	(17,761)	(13,300)
Net income tax benefit	$ -	$ -

The valuation allowance increased $4,461 in 2010 and $2,479 in 2009.

Under normal circumstances the ability to apply the tax loss of $60,973 will expire between 2027 and 2029.

Note 7

Capital Stock

On March 12, 2007, the Company issued 3,000,000 common shares for $3,000 in cash to the sole director.

On March 14, 2007, the Company issued 1,200,000 common shares for $1,200 in cash.

On April 26, 2007, the Company issued 500,000 common shares for $25,000 in cash.

There are no shares subject to options, warrants or other agreements as at July 31, 2010.

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

(b)

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) under the Securities Exchange Act of 1934.  Under the supervision and with the participation of our Chief Executive Officer, our Chief Operating Officer and our Chief Accounting Officer, we conducted an evaluation of the effectiveness of our control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on our evaluation under the framework, management has concluded that our internal control over financial reporting was not effective as of July 31, 2010.

In connection with the preparation of our financial statements for the years ended July 31, 2010 certain internal control weaknesses became evident that, in the aggregate, represent material weaknesses, including:  (i) lack of segregation of incompatible duties; and (ii) insufficient Board of Directors representation.

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

(c)

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal controls or in other factors that occurred during our last fiscal year ended July 31, 2010 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.

Other Information.

None.

PART III

Item 10.

Directors, Executive Officers and Corporate Governance.

Our sole executive officer and director and his age and titles as of the date of this report are as follows:

Name	Age	Position
Raffi Khorchidian	44	President, Secretary, Treasurer and Chief Executive Officer

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

Item 11.

Executive Compensation.

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers for all services rendered in all capacities to us for the period from our inception through the fiscal period ended July 31, 2010 and for the fiscal year ended July 31, 2009.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen-sation ($)	Change in Pension Value and Nonqualified Deferred Compensation ($)	All Other Compen-sation ($)	Total ($)
Raffi Khorchidian, President, CEO, Secretary, Treasurer & Director	2010 2009	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

Option/SAR Grants

We made no grants of stock options or stock appreciation rights to Raffi Khorchidian during the fiscal year ending July 31, 2010.

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

Item 13.

Certain Relationships and Related Transactions, and Director Independence.

Transactions with related persons

None of the following parties has, since our inception, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

?

any of our directors or executive officers;

?

any person proposed as a nominee for election as a director;

?

any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock;

?

any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law or sister-in-law of any of the foregoing persons; or

?

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

Item 14.

Principal Accountant Fees and Services.

The following table shows the fees billed by K.R. Margetson Ltd., Chartered Accountant, our current auditors, for the fiscal year ended July 31, 2009 and for the fiscal year ended July 31, 2008:

	Fiscal year ended July 31, 2010	Fiscal year ended July 31, 2009
Audit Fees	$ 4,935	$ 5,145
Audit Related Fees	$ 2,339	$ 1,701
Tax Fees	-	-
All Other Fees	-	-

PART IV

Item 15.

Exhibits, Financial Statement Schedules.

(a)

Financial Statements

The following documents are filed under “Item 8. Financial Statements and Supplementary Data,” pages F-1 through F-14, and are included as part of this report:

Financial Statements for the fiscal year ended July 31, 2010

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

November 12, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Raffi Khorchidian

Raffi Khorchidian

President, Chief Executive Officer, Secretary, Treasurer,

principal accounting officer, Principal Financial Officer and Director

November 12, 2010

19