Form 10-Q
period 2010-10-31
Atlantic Resources Inc.
filed 2010-12-09
CIK 1424864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the quarterly period ended

October 31, 2010

[  ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period _____________to______________

      Commission File Number 333-149299

ATLANTIC RESOURCES INC.
(Exact name of small Business Issuer as specified in its charter)

Nevada	20-1769847
---------------------------------	------------------------------
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

#606-610 Granville St.
Vancouver, British Columbia	V6C 3T3
------------------------------------------------------	------------------------------
(Address of principal executive offices)	(Postal or Zip Code)

Issuer's telephone number, including area code:	(604) 568-0059
----------------------------

N/A
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of ‘‘accelerated filer and large accelerated filer’’ in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐

Accelerated filer ☐

Non-accelerated filer ☐

Small reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☒ Yes ☐ No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 4,700,000 shares of $0.001 par value common stock outstanding as of December 3, 2010.

PART I.

FINANCIAL INFORMATION

Item 1.

Financial Statements

ATLANTIC RESOURCES INC.

(An Exploration Stage Company)

FINANCIAL STATEMENTS

(Unaudited)

October 31, 2010

ATLANTIC RESOURCES INC.

(An Exploration Stage Company)

BALANCE SHEETS

October 31, 2010 and July 31, 2010

(Unaudited)

	October 31,	July 31
	2010	2010
ASSETS

Current
Cash and cash equivalents	$ 3,300	$ 2,435

Total Assets	$ 3,300	$ 2,435

LIABILITIES

Current
Accounts payable and accrued liabilities – Note 3	$ 9,592	$ 13,114
Due to related party – Note 4	30,500	5,591

Total Liabilities	40,092	16,807
STOCKHOLDERS’ DEFICIT

Capital stock – Note 5
Authorized
70,000,000 common shares, par value $0.001
Issued and outstanding
4,700,000 common shares	4,700	4,700
Additional paid-in capital	24,500	24,500
Deficit, accumulated during the exploration stage	(65,992)	(61,379)

Total Stockholders’ Deficit	(36,792)	(32,179)

Total Liabilities and Stockholders’ Deficit	$ 3,300	$ 2,435

Going Concern – Note 2

ATLANTIC RESOURCES INC.

(An Exploration Stage Company)

STATEMENTS OF OPERATIONS

for the three months ended October 31, 2010 and 2009

and for the period from February 9, 2007 (Date of Inception)

to October 31, 2010

(Unaudited)

	Three months ended October 31, 2010	Three month ended October 31, 2009	Accumulated for the Period February 9, 2007 (Date of Inception) to October 31, 2010

Expenses

Geological, mineral and prospect costs	$ -	$ -	$ 12,500
General and administrative	21	81	16,800
Incorporation costs	-	-	500
Professional fees	4,592	1,659	36,192

	4,613	1,740	65,992

Net loss and comprehensive loss for the period	$ (4,613)	$ (1,740)	$ (65,992)

Basic and diluted earnings per common share	$ (0.000)	$ (0.001)

Weighted average number of common shares used in per share calculations	4,700,000	4,700,000

ATLANTIC RESOURCES INC.

(An Exploration Stage Company)

STATEMENT OF CASH FLOWS

for the three months ended October 31, 2010 and 2009

and for the period from February 9, 2007 (Date of Inception)

to October 31, 2010

(Unaudited)

			Accumulated for the
			Period from
	Three months	Three months	February 9, 2007
	ended	ended	(Date of Inception) to
	October 31	October 31	October 31
	2010	2009	2010

Operating Activities
Loss for the period	$ (4,613)	$ (1,740)	$ (65,992)
Changes in non-cash working capital items
Accounts payable and accrued liabilities	(3,522)	(4,647)	9,592

Net cash provided by (used in) Operating Activities	(8,135)	(6,387)	(56,400)

Financing Activities
Advance from related party	9,000	5,909	30,500
Common stock issued for cash	-	-	29,200

Net cash provided by Financing Activities	9,000	5,909	59,700

Increase (Decrease) In Cash and Cash Equivalents During The Period	895	(478)	3,300

Cash and Cash Equivalents, Beginning of Period	2,435	1,539	- -

Cash and Cash Equivalents, End of Period	$ 3,300	$ 1,061	$ 3,300

Supplementary disclosure of dash flow information
Cash paid for
Interest	$ -	$ -	$ -
Income taxes	$ -	$ -	$ -

ATLANTIC RESOURCES INC.

(An Exploration Stage Company)

STATEMENT OF

STOCKHOLDERS’ EQUITY (DEFICIT)

for the period from February 9, 2007

(Date of Inception)

to October 31, 2010

(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, February 9, 2007	--	$ --	$ --	$ --	$ --
Shares issued for cash at $.001 per share March 12, 2007	3,000,000	3,000	--	--	3,000
Shares issued for cash at $.001 per share March 14, 2007	1,200,000	1,200	--	--	1,200
Shares issued for cash at $.05 per share at April 26, 2007	500,000	500	24,500	--	25,000
Net loss and comprehensive loss for the period ended July 31, 2007	--	--	--	(9,059)	(9,059)

Balance, July 31, 2007	4,700,000	4,700	24,500	(9,059)	20,141
Net loss and comprehensive loss for the year ended July 31, 2008	--	--	--	(23,857)	(23,857)

Balance, July 31, 2008	4,700,000	$ 4,700	$ 24,500	$ (32,916)	$ (3,716)
Net loss and comprehensive loss for the year ended July 31, 2009	--	--	--	(11,552)	(11,552)
Balance, July 31, 2009	4,700,000	$ 4,700	$ 24,500	$ (44,468)	$ (15,268)

Net loss and comprehensive loss for the year ended July 31, 2010	--	--	--	(16,911)	(16,911)
Balance, July 31, 2010	4,700,000	$ 4,700	$ 24,500	$ (61,379)	$ (32,179)

Net loss and comprehensive loss for the three months ended October 31, 2010	--	--	--	(4,613)	(4,613)
Balance, October 31, 2010		$ 4,700	$ 24,500	$ (65,992)	$ (36,792)

ATLANTIC RESOURCES INC.

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

October 31, 2010

(Unaudited)

Note 1

Operations

The Company was incorporated in the State of Nevada on February 9, 2007 and is in the exploration stage. The Company is engaged in activities related to the exploration for mineral resources in Canada. The Company acquired a mineral property claim located in the Province of British Columbia, Canada, but allowed the claim to lapse on October 6, 2010.  The Company is currently searching for new mineral properties to acquire.

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

Going Concern

These financial statements have been prepared on the going concern basis, which presumes that the Company will continue operations for the foreseeable future and will be able to realize assets and discharge liabilities in the normal course of business. The Company has accumulated a deficit of $65,992 since inception, has yet to achieve profitable operations and further losses are anticipated in the development of its business, raising substantial doubt about the Company’s ability to continue as a going concern.  Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  These financial statements do not reflect the adjustments or reclassifications to the assets and liabilities which would be necessary if the Company was unable to continue its operations.  Management plans to obtain short-term loans from the directors of the Company.

Revenue Recognition

The Company recognizes revenue when a contract is in place, minerals are delivered to the purchaser and collectability is reasonably assured.

Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As at October 31, 2010, the Company did not have any cash equivalents. (July 31, 2010 – $nil).

Atlantic Resources Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

October 31, 2010

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

Exploration Stage Company

As an exploration stage Company, it is a type of development stage company as defined in Financial Accounting Standard Board ("FASB") Accounting Standards Codification (“ASC”) 205-915, Development Stage Entities.  Accordingly, the Company devotes substantially all of its present efforts to establish its business and its planned principal operations have not commenced.  All losses accumulated since inception have been considered as part of the Company’s development stage activities.

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

Atlantic Resources Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

October 31, 2010

Note 2

Summary of Significant Accounting Policies - (cont’d)

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

Atlantic Resources Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

October 31, 2010

Note 2

Summary of Significant Accounting Policies – (cont’d)

Financial Instruments – (cont’d)

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

Cash and Currency Risks

The Company incurs expenditures in Canadian and U.S. dollars. Consequently, some assets and liabilities are exposed to Canadian dollar foreign currency fluctuations.  As at October 31, 2010, there were no amounts denominated in Canadian dollars included in the financial statements. The Company has cash balances at well-known financial institutions.  Balances in U.S. dollars at Canadian institutions are not protected by insurance and are therefore subject to deposit risk.  As at October 31, 2010 all cash and equivalents represented cash at Canadian financial institutions.

Atlantic Resources Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

October 31, 2010

Note 2

Summary of Significant Accounting Policies – (cont’d)

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

Note 3

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities represent professional fees payable and accrued.

Note 4

Due to Related Party

The account represents advances made by a major shareholder and director.  The advances are due on demand without interest.

Note 5

Capital Stock

On March 12, 2007, the Company issued 3,000,000 common shares for $3,000 in cash to the sole director.

On March 14, 2007, the Company issued 1,200,000 common shares for $1,200 in cash.

On April 26, 2007, the Company issued 500,000 common shares for $25,000 in cash.

There are no shares subject to options, warrants or other agreements as at October 31, 2010.

Item 2. Management’s Discussion and Analysis or Plan of Operation

This document includes statements that may constitute forward-looking statements made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995 . We caution readers regarding certain forward-looking statements in this document, press releases, securities filings, and all other documents and communications.  All statements, other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this Quarterly Report on Form 10-Q (" Report ") are forward looking.  The words " believes ," " anticipates ," " estimates ," " expects ," and words of similar import, constitute " forward-looking statements."  While we believe in the veracity of all statements made herein, forward-looking statements are necessarily based upon a number of estimates and assumptions that, while considered reasonable by us, are inherently subject to significant business, economic and competitive uncertainties and contingencies and known and unknown risks.  As a result of such risks, our actual results could differ materially from those expressed in any forward-looking statements made by, or on behalf of, our company.  We will not necessarily update information if any forward-looking statement later turns out to be inaccurate.  Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including risks and uncertainties set forth in our Annual Report on Form 10-K, as well as in other documents we file with the Securities and Exchange Commission ("SEC").

The following information has not been audited.  You should read this information in conjunction with the unaudited financial statements and related notes to the financial statements included in this report.

Plan of Operation

As the Vic Vein lapsed as of October 6, 2010, we no longer have any rights to explore for and extract minerals from the Vic Vein mining claim.  We do not own any real property interest in any properties.

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

Results of Operations for Period Ending October 31, 2010

We did not earn any revenues during the three-month period ending October 31, 2010.  We incurred operating expenses in the amount of $4,613 for the three-month period ended October 31, 2010 (2009 - $1,740). Our operating expenses were comprised of general and administrative expenses of $21 (2009 - $81) and professional fees of $4,592 (2009 - $1,659).

Liquidity and Capital Resources

At October 31, 2010, we had total assets of $3,300, consisting entirely of cash and cash equivalents.  At the same date, our liabilities consisted of accounts payable and accrued liabilities of $9,592 and $30,500 due to our president for a loan he made to us.

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

Item 4.

Controls and Procedures

Evaluation of Disclosure Controls

Based upon an evaluation of the effectiveness of our disclosure controls and procedures performed by our management, with participation of our Chief Executive Officer and Chief Financial Officer as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures have not been effective as a result of a weakness in the design of internal control over financial reporting.

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

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) under the Securities Exchange Act of 1934.  Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on our evaluation under the framework, management has concluded that our internal control over financial reporting was not effective as of October 31, 2010.

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

We did not issue any securities during the quarter ended October 31, 2010.

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

DATED:   December 3, 2010

ATLANTIC RESOURCES INC.

/s/ Raffi Khorchidian
------------------------------
Raffi Khorchidian,

Chief Executive Officer and

Chief Financial Officer