Form 10-Q
period 2011-01-31
Atlantic Resources Inc.
filed 2011-03-07
CIK 1424864

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the quarterly period ended January 31, 2011

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

☒ Yes    ☐ No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 4,700,000 shares of $0.001 par value common stock outstanding as of March 7, 2011.

PART I.

FINANCIAL INFORMATION

Item 1.

Financial Statements

ATLANTIC RESOURCES INC.

(An Exploration Stage Company)

FINANCIAL STATEMENTS

(Unaudited)

January 31, 2011

ATLANTIC RESOURCES INC.

(An Exploration Stage Company)

BALANCE SHEETS

January 31, 2011 and July 31, 2010

(Unaudited)

	January 31,	July 31
	2011	2010
ASSETS

Current
Cash and cash equivalents	$ 1,290	$ 2,435

Total Assets	$ 1,290	$ 2,435

LIABILITIES

Current
Accounts payable and accrued liabilities – Note 3	$ 10,542	$ 13,114
Due to related party – Note 4	30,500	5,591

Total Liabilities	41,042	16,807
STOCKHOLDERS’ DEFICIT

Capital stock – Note 5
Authorized
70,000,000 common shares, par value $0.001
Issued and outstanding
4,700,000 common shares	4,700	4,700
Additional paid-in capital	24,500	24,500
Deficit, accumulated during the exploration stage	(68,952)	(61,379)

Total Stockholders’ Deficit	(39,752)	(32,179)

Total Liabilities and Stockholders’ Deficit	$ 1,290	$ 2,435

Going Concern – Note 2

ATLANTIC RESOURCES INC.

(An Exploration Stage Company)

STATEMENTS OF OPERATIONS

for the three and six months ended January 31, 2011 and 2010 and for the period from February 9, 2007 (Date of Inception)

to January 31, 2011

(Unaudited)

	Three months ended January 31, 2011	Six months ended January 31, 2011	Three months ended January 31, 2010	Six months ended January 31, 2010	Accumulated for the Period February 9, 2007 (Date of Inception) to January 31, 2011

Expenses

Geological, mineral and prospect costs	$ -	$ -	$ -	$ -	$ 12,500
General and administrative	2,010	2,031	3,322	3,403	18,810
Incorporation costs	-	-	-	-	500
Professional fees	950	5,542	6,143	7,802	37,142

Net loss and comprehensive loss for the period	$ (2,960)	$ (7,573)	$ (9,465)	$ (11,205)	$ (68,952)

Basic and diluted earnings per common share	$ (0.000)	$ (0.001)	$ (0.002)	$ (0.002)

Weighted average number of common shares used in per share calculations	4,700,000	4,700,000	4,700,000	4,700,000

ATLANTIC RESOURCES INC.

(An Exploration Stage Company)

STATEMENT OF CASH FLOWS

for the six months ended January 31, 2011 and 2010

and for the period from February 9, 2007 (Date of Inception)

to January 31, 2011 (Unaudited)

			Accumulated for the
			Period from
	Six months	Six months	February 9, 2007
	ended	ended	(Date of Inception) to
	January 31	January 31	January 31
	2011	2010	2011

Operating Activities
Loss for the period	$ (7,573)	$ (11,205)	$ (68,952)
Changes in non-cash working capital items
Accounts payable and accrued liabilities	(2,572)	924	10,542

Net cash provided by (used in) Operating Activities	(10,145)	(10,281)	(58,410)

Financing Activities
Advance from related party	9,000	15,909	30,500
Common stock issued for cash	-	-	29,200

Net cash provided by Financing Activities	9,000	15,909	59,700

Increase (Decrease) In Cash and Cash Equivalents During The Period	(1,145)	5,628	1,290

Cash and Cash Equivalents, Beginning of Period	2,435	1,539	- -

Cash and Cash Equivalents, End of Period	$ 1,290	$ 7,167	$ 1,290

Supplementary disclosure of dash flow information
Cash paid for
Interest	$ -	$ -	$ -
Income taxes	$ -	$ -	$ -

ATLANTIC RESOURCES INC.

(An Exploration Stage Company)

STATEMENT OF

STOCKHOLDERS’ EQUITY (DEFICIT)

for the period from February 9, 2007

(Date of Inception)

to January 31, 2011

(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, February 9, 2007	--	$ --	$ --	$ --	$ --
Shares issued for cash at $.001 per share March 12, 2007	3,000,000	3,000	--	--	3,000
Shares issued for cash at $.001 per share March 14, 2007	1,200,000	1,200	--	--	1,200
Shares issued for cash at $.05 per share at April 26, 2007	500,000	500	24,500	--	25,000
Net loss and comprehensive loss for the period ended July 31, 2007	--	--	--	(9,059)	(9,059)

Balance, July 31, 2007	4,700,000	4,700	24,500	(9,059)	20,141
Net loss and comprehensive loss for the year ended July 31, 2008	--	--	--	(23,857)	(23,857)

Balance, July 31, 2008	4,700,000	4,700	24,500	(32,916)	(3,716)
Net loss and comprehensive loss for the year ended July 31, 2009	--	--	--	(11,552)	(11,552)
Balance, July 31, 2009	4,700,000	4,700	24,500	(44,468)	(15,268)

Net loss and comprehensive loss for the year ended July 31, 2010	--	--	--	(16,911)	(16,911)
Balance, July 31, 2010	4,700,000	4,700	24,500	(61,379)	(32,179)

Net loss and comprehensive loss for the six months ended January 31, 2011	--	--	--	(7,573)	(7,573)
Balance, January 31, 2011	4,700,000	$ 4,700	$ 24,500	$ (68, 952)	$ (39,752)

ATLANTIC RESOURCES INC.

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

January 31, 2011

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

Going Concern

These financial statements have been prepared on the going concern basis, which presumes that the Company will continue operations for the foreseeable future and will be able to realize assets and discharge liabilities in the normal course of business. The Company has accumulated a deficit of $68,952 since inception, has yet to achieve profitable operations and further losses are anticipated in the development of its business, raising substantial doubt about the Company’s ability to continue as a going concern.  Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  These financial statements do not reflect the adjustments or reclassifications to the assets and liabilities which would be necessary if the Company was unable to continue its operations.  Management plans to obtain short-term loans from the directors of the Company.

Revenue Recognition

The Company recognizes revenue when a contract is in place, minerals are delivered to the purchaser and collectability is reasonably assured.

Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As at January 31, 2011, the Company did not have any cash equivalents. (July 31, 2010 – $nil).

Atlantic Resources Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

January 31, 2011

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

January 31, 2011

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

January 31, 2011

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

Cash and Currency Risks

The Company incurs expenditures in Canadian and U.S. dollars. Consequently, some assets and liabilities are exposed to Canadian dollar foreign currency fluctuations.  As at January 31, 2011, there were no amounts denominated in Canadian dollars included in the financial statements. The Company has cash balances at well-known financial institutions.  Balances in U.S. dollars at Canadian institutions are not protected by insurance and are therefore subject to deposit risk.  As at January 31, 2011 all cash and equivalents represented cash at Canadian financial institutions.

Atlantic Resources Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

January 31, 2011

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

There are no shares subject to options, warrants or other agreements as at January 31, 2011.

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

Results of Operations for Period Ending January 31, 2011

We did not earn any revenues during the six-month period ending January 31, 2011.  We incurred operating expenses in the amount of $7,573 for the six-month period ended January 31, 2011 (2010 - $11,205). Our operating expenses were comprised of general and administrative expenses of $2,031 (2010 - $3,403) and professional fees of $5,542 (2010 - $7,802).

Liquidity and Capital Resources

At January 31, 2011, we had total assets of $1,290, consisting entirely of cash.  At the same date, our liabilities consisted of accounts payable and accrued liabilities of $10,542 and $30,500 due to our president for a loan he made to us.

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

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) under the Securities Exchange Act of 1934.  Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on our evaluation under the framework, management has concluded that our internal control over financial reporting was not effective as of January 31, 2011.

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

DATED:   March 7, 2011

ATLANTIC RESOURCES INC.

/s/ Raffi Khorchidian
------------------------------
Raffi Khorchidian, President