Form 10-Q
period 2011-04-30
Atlantic Resources Inc.
filed 2011-06-14
CIK 1424864

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the quarterly period ended April 30, 2011

[  ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period _____________to______________

      Commission File Number 333-149299

ATLANTIC RESOURCES INC.
(Exact name of small Business Issuer as specified in its charter)

Nevada	20-1769847
---------------------------------	------------------------------
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

591 Camino de la Reina, Suite 802
San Diego, California	92108
----------------------------------------	------------------------------
(Address of principal executive offices)	(Postal or Zip Code)

Issuer's telephone number, including area code:	(619) 688-6505
----------------------------

606 – 610 Granville Street Vancouver, BC V6A 4C9
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

☒ Yes    ☐ No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 4,700,000 shares of $0.001 par value common stock outstanding as of June 14, 2011.

PART I.

FINANCIAL INFORMATION

Item 1.

Financial Statements

ATLANTIC RESOURCES INC.

(An Exploration Stage Company)

FINANCIAL STATEMENTS

(Unaudited)

April 30, 2011

ATLANTIC RESOURCES INC.

(An Exploration Stage Company)

BALANCE SHEETS

April 30, 2011 and July 31, 2010

(Unaudited)

	April 30,	July 31
	2011	2010
ASSETS

Current
Cash and cash equivalents	$ 677	$ 2,435

Total Assets	$ 677	$ 2,435

LIABILITIES

Current
Accounts payable and accrued liabilities – Note 3	$ 16,206	$ 13,114
Due to related party – Note 4	30,500	21,500

Total Liabilities	46,706	34,614
STOCKHOLDERS’ DEFICIT

Capital stock – Note 5
Authorized
70,000,000 common shares, par value $0.001
Issued and outstanding
4,700,000 common shares	4,700	4,700
Additional paid-in capital	24,500	24,500
Deficit, accumulated during the exploration stage	(75,229)	(61,379)

Total Stockholders’ Deficit	(46,029)	(32,179)

Total Liabilities and Stockholders’ Deficit	$ 677	$ 2,435

Going Concern – Note 2

ATLANTIC RESOURCES INC.

(An Exploration Stage Company)

STATEMENTS OF OPERATIONS

for the three and nine months ended April 30, 2011 and 2010

and for the period from February 9, 2007 (Date of Inception)

to April 30, 2011

(Unaudited)

	Three months ended April 30, 2011	Nine months ended April 30, 2011	Three months ended April 30, 2010	Nine months ended April 30, 2010	Accumulated for the Period February 9, 2007 (Date of Inception) to April 30, 2011

Expenses

Geological, mineral and prospect costs	$ -	$ -	$ -	$ -	$ 12,500
General and administrative	4,709	6,740	18	3,421	23,519
Incorporation costs	-	-	-	-	500
Professional fees	1,568	7,110	974	8,776	38,710

Net loss and comprehensive loss for the period	$ (6,277)	$ (13,850)	$ (992)	$ (12,197)	$ (75,229)

Basic and diluted earnings per common share	$ (0.001)	$ (0.003)	$ (0.000)	$ (0.003)

Weighted average number of common shares used in per share calculations	4,700,000	4,700,000	4,700,000	4,700,000

ATLANTIC RESOURCES INC.

(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

for the nine months ended April 30, 2011 and 2010

and for the period from February 9, 2007 (Date of Inception)

to April 30, 2011 (Unaudited)

			Accumulated for the
			Period from
	Nine months	Nine months	February 9, 2007
	ended	ended	(Date of Inception) to
	April 30	April 30	April 30
	2011	2010	2011

Operating Activities
Loss for the period	$ (13,850)	$ (12,197)	$ (75,229)
Changes in non-cash working capital items
Accounts payable and accrued liabilities	3,092	1,898	16,206

Net cash provided by (used in) Operating Activities	(10,758)	(10,299)	(59,023)

Financing Activities
Advance from related party	9,000	15,909	30,500
Common stock issued for cash	-	-	29,200

Net cash provided by Financing Activities	9,000	15,909	59,700

Increase (Decrease) In Cash and Cash Equivalents During The Period	(1,758)	5,610	677

Cash and Cash Equivalents, Beginning of Period	2,435	1,539	- -

Cash and Cash Equivalents, End of Period	$ 677	$ 7,149	$ 677

Supplementary disclosure of cash flow information
Cash paid for
Interest	$ -	$ -	$ -
Income taxes	$ -	$ -	$ -

ATLANTIC RESOURCES INC.

(An Exploration Stage Company)

STATEMENT OF

STOCKHOLDERS’ EQUITY (DEFICIT)

for the period from February 9, 2007

(Date of Inception)

to April 30, 2011

(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, February 9, 2007	--	$ --	$ --	$ --	$ --
Shares issued for cash at $.001 per share March 12, 2007	3,000,000	3,000	--	--	3,000
Shares issued for cash at $.001 per share March 14, 2007	1,200,000	1,200	--	--	1,200
Shares issued for cash at $.05 per share at April 26, 2007	500,000	500	24,500	--	25,000
Net loss and comprehensive loss for the period ended July 31, 2007	--	--	--	(9,059)	(9,059)

Balance, July 31, 2007	4,700,000	4,700	24,500	(9,059)	20,141
Net loss and comprehensive loss for the year ended July 31, 2008	--	--	--	(23,857)	(23,857)

Balance, July 31, 2008	4,700,000	4,700	24,500	(32,916)	(3,716)
Net loss and comprehensive loss for the year ended July 31, 2009	--	--	--	(11,552)	(11,552)
Balance, July 31, 2009	4,700,000	4,700	24,500	(44,468)	(15,268)

Net loss and comprehensive loss for the year ended July 31, 2010	--	--	--	(16,911)	(16,911)
Balance, July 31, 2010	4,700,000	4,700	24,500	(61,379)	(32,179)

Net loss and comprehensive loss for the nine months ended April 30, 2011	--	--	--	(13,850)	(13,850)
Balance, April 30, 2011	4,700,000	$ 4,700	$ 24,500	$ (75,229)	$ (46,029)

ATLANTIC RESOURCES INC.

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

April 30, 2011

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

Going Concern

These financial statements have been prepared on the going concern basis, which presumes that the Company will continue operations for the foreseeable future and will be able to realize assets and discharge liabilities in the normal course of business. The Company has accumulated a deficit of $75,229 since inception, has yet to achieve profitable operations and further losses are anticipated in the development of its business, raising substantial doubt about the Company’s ability to continue as a going concern.  Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  These financial statements do not reflect the adjustments or reclassifications to the assets and liabilities which would be necessary if the Company was unable to continue its operations.  Management plans to obtain short-term loans from the directors of the Company.

Revenue Recognition

The Company recognizes revenue when a contract is in place, minerals are delivered to the purchaser and collectability is reasonably assured.

Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As at April 30, 2011, the Company did not have any cash equivalents. (July 31, 2010 – $nil).

Atlantic Resources Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

April 30, 2011

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

April 30, 2011

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

April 30, 2011

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

Cash and Currency Risks

The Company incurs expenditures in Canadian and U.S. dollars. Consequently, some assets and liabilities are exposed to Canadian dollar foreign currency fluctuations.  As at April 30, 2011, there were no amounts denominated in Canadian dollars included in the financial statements. The Company has cash balances at well-known financial institutions.  Balances in U.S. dollars at Canadian institutions are not protected by insurance and are therefore subject to deposit risk.  As at April 30, 2011 all cash and equivalents represented cash at Canadian financial institutions.

Atlantic Resources Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

April 30, 2011

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

There are no shares subject to options, warrants or other agreements as at April 30, 2011.

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

Our plan of operation for the twelve months is to complete the acquisition of a mineral exploration property and commence an initial phase of exploration on the property.  We estimate that the cost of acquisition and initial exploration will be approximately $35,000.

As well, we anticipate spending an additional $25,000 on administrative fees, including fees payable in connection with our filing obligations as a reporting issuer.  Total expenditures over the next 12 months are therefore expected to be approximately $60,000.

We do not have sufficient funds to cover a mineral property acquisition or to cover expenses associated with a first phase of the exploration program.  We anticipate that additional funding will be in the form of equity financing from the sale of our common stock or from director loans.  We do not have any arrangements in place for any future equity financing or loans.

If we are not successful in raising additional financing, we anticipate that we will not be able to proceed with our business plan.  In such a case, we may decide to discontinue our current business plan and seek other business opportunities in the resource or non-resource sector.  Any business opportunity would require our management to perform diligence on possible acquisition of additional resource properties.  Such due diligence would likely include purchase investigation costs, such as professional fees by consulting geologists, preparation of geological reports on the properties, conducting title searches and travel costs for site visits.

Our current cash on hand will not be sufficient to acquire any resource property and additional funds will be required to close any possible acquisition.  As a reporting company, we will need to maintain our periodic filings with the appropriate regulatory authorities and will incur legal and accounting costs.  If no other such opportunities are available and we cannot raise additional capital to sustain minimum operations, we may be forced to discontinue business.  We do not have any specific alternative business opportunities in mind and have not planned for any such contingency.

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

• our ability to locate and acquire a suitable interest in a mineral property;

•  the market price for minerals;

• the results of our proposed exploration programs; and

• our ability to find joint venture partners for the development of any property interests

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities.  For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

We have had no operating revenues since our inception on February 9, 2007 through April 30, 2011, and have incurred operating expenses in the amount of $75,229 for the same period.  Our activities have been financed from the proceeds of share subscriptions and director loans.

Results of Operations for Period Ending April 30, 2011

We did not earn any revenues during the nine-month period ending April 30, 2011.  We incurred operating expenses in the amount of $13,850 for the nine-month period ended April 30, 2011 (2010 - $12,197). Our operating expenses were comprised of general and administrative expenses of $6,740 (2010 - $3,421) and professional fees of $7,110 (2010 - $8,776).

Liquidity and Capital Resources

At April 30, 2011, we had total assets of $677, consisting entirely of cash and cash equivalents, and a negative working capital position of ($46,029).  Our liabilities consisted of accounts payable and accrued liabilities of $16,206 and $30,500 due to our former President for a loan he made to us.

We expect to continue incurring losses in the next twelve months. We have no agreements for additional financing and cannot provide any assurance that additional funding will be available to finance our operations on acceptable terms in order to enable us to complete our plan of operations.  There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing.  If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our exploration of our mineral claim and our venture will fail.

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

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) under the Securities Exchange Act of 1934.  Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on our evaluation under the framework, management has concluded that our internal control over financial reporting was not effective as of April 30, 2011.

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

Reports on Form 8-K

On June 1, 2011 we announced that, effective May 27, 2011, John H. Schweitzer was appointed as our President, Chief Executive Officer, Secretary/Treasurer and as a director, in place of Raffi Khorchidian, who resigned from such positions and as a director.  In addition, on May 27, 2011 Mr. Khorchidian sold a total of 3,000,000 shares of restricted common stock, representing 67.92% of our issued and outstanding common stock, to Mr. Schweizter.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:   June 14, 2011

ATLANTIC RESOURCES INC.

/s/ John H. Schweitzer
------------------------------------------
John H. Schweitzer,

President and Chief Executive Officer