Form 10-K
period 2011-07-31
Atlantic Resources Inc.
filed 2011-11-14
CIK 1424864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________________

FORM 10-K

____________________________

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2011

Commission File # 333-149299

ATLANTIC RESOURCES INC.

(Exact name of small business issuer as specified in its charter)

Nevada

(State or other jurisdiction of incorporation or organization)

30-0692325

(IRS Employer Identification Number)

591 Camino de la Riena, Suite 802

San Diego, California 92108

(Address of principal executive offices)

(619) 688-6505

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

☒ Yes ☐ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal year end. $___-0-______.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 4,700,000 shares of common stock issued and outstanding as of October 20, 2011.

Documents incorporated by reference: None.

2

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

Holders

As of October 20, 2011, there were 16 holders of our common stock.

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

The following discussion and analysis should be read in conjunction with the information set forth in our audited financial statements for the period ended July 31, 2011.

Plan of Operation

As at July 31, 2011, we had a cash balance of $1,471, compared to a cash balance of $2,435 as of July 31, 2010. Our plan of operation for the next twelve months is to seek out and acquire a new mineral property or properties for exploration and development.

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

Based on the nature of our business, we anticipate incurring operating losses in the foreseeable future. We base this expectation, in part, on the fact that very few mineral claims in the exploration stage ultimately develop into producing, profitable mines. Our future financial results are also uncertain due to a number of factors, some of which are outside our control. These factors include the following:

•	our ability to raise additional funding;

•	our ability to acquire a new mineral property;

•	the market price for minerals that may be found on any mineral property we may acquire;

•	the results of our proposed exploration programs on the mineral property; and

•	our ability to find joint venture partners for the development of our property interests.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Results of Operations

We have had no operating revenues since our inception on February 9, 2007 through July 31, 2011, and have incurred operating expenses in the amount of $77,379 for the same period. Our activities have been financed from the proceeds of share subscriptions and director loans.

We do not anticipate earning revenues unless we enter into commercial production on any mineral property we may acquire, which is doubtful. We have not commenced the exploration stage of our business and can provide no assurance that we will discover economic mineralization on any mineral property we may acquire, or if such minerals are discovered, that we will enter into commercial production.

For the fiscal year ended July 31, 2011, general and administrative expenses were $8,890 compared to $5,901 for the year ended July 31, 2010 and professional fees were $7,110 compared to $11,010 for the same period last fiscal year. Since our inception on February 9, 2007 through July 31, 2011, general and administrative expenses were $25,669, professional fees were $38,710, incorporation cost were $500 and we incurred $12,500 in geological, mineral and prospect costs.

During our fiscal year ended July 31, 2011, we incurred a net loss of $16,000, which resulted in an accumulated deficit of $77,379, compared to a net loss of $16,911 and an accumulated deficit of $61,379 for the year ended July 31, 2010.

Our financial statements are prepared in accordance with U.S. generally accepted accounting principles. We have expensed all development costs related to our establishment.

Liquidity and Capital Resources

We had cash of $1,471 as of July 31, 2011, compared to a cash position of $2,435 at July 31, 2010. Since inception through to and including July 31, 2011, we have raised $29,200 through private placements of our common shares.

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

July 31, 2011

K. R. MARGETSON LTD.	CHARTERED ACCOUNTANT

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders,

Atlantic Resources Inc.:

I have audited the accompanying balance sheets of Atlantic Resources Inc. (An Exploration Stage Company) as of July 31, 2011 and 2010 and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended July 31, 2011 and 2010 and for the period from February 9, 2007 (Date of Inception) to July 31, 2011. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, these financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2011 and 2010 and the results of its operations and its cash flows for years ended July 31, 2011 and 2010 and for the period from February 9, 2007 (Date of Inception) to July 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

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

Chartered Accountant

North Vancouver, Canada

November 14, 2011

331 East 5th Street	Tel: 604.220.7704
North Vancouver BC	Fax: 1-877-874-9583
Canada	keith@krmargetson.com
V7L 1M1

ATLANTIC RESOURCES INC.
(An Exploration Stage Company)
BALANCE SHEETS
July 31, 2011 and July 31, 2010 (Audited)

	July 31	July 31
	2011	2010
ASSETS

Current
Cash and cash equivalents	$1,471	$2,435
Total Assets	$1,471	$2,435

LIABILITIES

Current
Accounts payable and accrued liabilities – Note 4	$5,150	$13,114
Due to related parties – Note 5	44,500	21,500
Total Liabilities	49,650	34,614

STOCKHOLDERS’ DEFICIT

Capital stock – Note 7
Authorized
70,000,000 common shares, par value $0.001
Issued and outstanding
4,700,000 common shares	4,700	4,700
Additional paid-in capital	24,500	24,500
Deficit, accumulated during the exploration stage	(77,379)	(61,379)
Total Stockholders’ Deficit	(48,179)	(32,179)
Total Liabilities and Stockholders’ Deficit	$1,471	$2,435

SEE ACCOMPANYING NOTES

ATLANTIC RESOURCES INC.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
for the years ended July 31, 2011 and 2010
and for the period from February 9, 2007 (Date of Inception)
to July 31, 2011 (Audited)

	Year ended	Year ended	Accumulated for the Period February 9, 2007 (Date of Inception) to July 31, 2011
	July 31, 2011	July 31, 2010

Expenses

Geological, mineral and prospect costs	$-	$-	$$12,500
General and administrative	8,890	5,901	25,669
Incorporation costs	-	-	500
Professional fees	7,110	11,010	38,710
Net loss and comprehensive loss for the year	$(16,000)	(16,911)	$(77,379)

Basic and diluted earnings per common share	$(0.00)	$(0.00)

Weighted average number of common shares used in per share calculations	4,700,000	4,700,000

SEE ACCOMPANYING NOTES

ATLANTIC RESOURCES INC.
(An Exploration Stage Company)
STATEMENT OF CASH FLOWS
for the years ended July 31, 2011 and 2010
and for the period from February 9, 2007 (Date of Inception)
to July 31, 2011 (Unaudited)

			Accumulated for the
			Period from
			February 9, 2007
	Year ended	Year ended	(Date of Inception) to
	July 31	July 31	July 31
	2011	2010	2011

Operating Activities
Loss for the year	$(16,000)	$(16,911)	$ (77,379)
Changes in non-cash working capital items
Accounts payable and accrued liabilities	(7,964)	1,898	5,650
Net cash provided by (used in) Operating Activities	(23,964)	(15,013)	(71,729)

Financing Activities
Advance from related party	23,000	15,909	44,000
Common stock issued for cash	-	-	29,200
Net cash provided by Financing Activities	23,000	15,909	73,200

Increase (Decrease) In Cash and Cash Equivalents During The Year	(964)	896	1,471

Cash and Cash Equivalents, Beginning of Year	2,435	1,539	-
Cash and Cash Equivalents, End of Year	$1,471	$2,435	$ 1,471

Supplementary disclosure of dash flow information
Cash paid for
Interest	$-	$-	$-
Income taxes	$-	$-	$-

SEE ACCOMPANYING NOTES

STOCKHOLDERS’ EQUITY (DEFICIT)
for the period from February 9, 2007
(Date of Inception)
to July 31, 2011 (Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, February 9, 2007	--	$ --	$ --	$ --	$ --
Shares issued for cash at $.001	3,000,000	3,000	--	--	3,000
per share March 12, 2007
Shares issued for cash at $.001	1,200,000	1,200	--	--	1,200
per share March 14, 2007
Shares issued for cash at $.05	500,000	500	24,500	--	25,000
per share at April 26, 2007
Net loss and comprehensive loss for the period ended July 31, 2007	--	--	--	(9,059)	(9,059)

Balance, July 31, 2007	4,700,000	4,700	24,500	(9,059)	20,141
Net loss and comprehensive loss for the year ended July 31, 2008	--	--	--	(23,857)	(23,857)

Balance, July 31, 2008	4,700,000	4,700	24,500	(32,916)	(3,716)
Net loss and comprehensive loss for the year ended July 31, 2009	--	--	--	(11,552)	(11,552)
Balance, July 31, 2009	4,700,000	4,700	24,500	(44,468)	(15,268)

Net loss and comprehensive loss for the year ended July 31, 2010	--	--	--	(16,911)	(16,911)
Balance, July 31, 2010	4,700,000	4,700	24,500	(61,379)	(32,179)

Net loss and comprehensive loss for the year ended July 31, 2011	--	--	--	(16,000)	(16,000)
Balance, July 31, 2011	4,700,000	$ 4,700	$ 24,500	$ (77,379)	$ (48,179)

SEE ACCOMPANYING NOTES

ATLANTIC RESOURCES INC.

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

July 31, 2011

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

Going Concern

These financial statements have been prepared on the going concern basis, which presumes that the Company will continue operations for the foreseeable future and will be able to realize assets and discharge liabilities in the normal course of business. The Company has accumulated a deficit of $77,379 since inception, has yet to achieve profitable operations and further losses are anticipated in the development of its business, raising substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. These financial statements do not reflect the adjustments or reclassifications to the assets and liabilities which would be necessary if the Company was unable to continue its operations. Management plans to obtain short-term loans from the directors of the Company.

Revenue Recognition

The Company recognizes revenue when a contract is in place, minerals are delivered to the purchaser and collectability is reasonably assured.

ATLANTIC RESOURCES INC.

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

July 31, 2011

Note 2	Summary of Significant Accounting Policies - (continued)

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

Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. The Company did not have any cash equivalents as of July 31, 2011 and 2010.

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

ATLANTIC RESOURCES INC.

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

July 31, 2011

Note 2	Summary of Significant Accounting Policies - (continued)

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

ATLANTIC RESOURCES INC.

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

July 31, 2011

Note 2	Summary of Significant Accounting Policies – (continued)

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

ATLANTIC RESOURCES INC.

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

July 31, 2011

Note 2	Summary of Significant Accounting Policies – (continued)

Cash and Currency Risks

The Company incurs expenditures in Canadian and U.S. dollars. Consequently, some assets and liabilities are exposed to Canadian dollar foreign currency fluctuations. As at July 31, 2011, there were no amounts denominated in Canadian dollars included in the financial statements. The Company has cash balances at well-known financial institutions. Balances in U.S. dollars at Canadian institutions are not protected by insurance and are therefore subject to deposit risk. As of July 31, 2011 all cash and equivalents represented cash at United States financial institutions.

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

July 31, 2011

Note 5	Due to Related Party

The account represents advances made by a former major shareholder and director of $30,500 and the current major shareholder and director $14,000 as of July 31, 2011. The advances are due on demand without interest.

Note 6	Income Taxes

As of July 31, 2011, the Company had no accrued interest and penalties related to uncertain tax positions. The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 34% to pretax income from continuing operations for the years ended July 31, 2011 and 2010 is noted below. As management cannot determine that is is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been recorded.

The components of income tax expense are as follows:

	2011	2010

Statutory rate	34%	29%

Income tax recovery at statutory rate	$5,440	$4,926
Temporary differences		6
Income tax rate change	2,938	(471)
Valuation allowance	(8,378)	(4,461)
Net income tax recovery recognized	$—	$—

The components of the net deferred asset are as follows:

As at July 31	2011	2010
Net operating loss carried forward of $76,879
($60,973 in 2010)	$26,139	$17,761
Valuation allowance	(26,139)	(17,761)
Net income tax benefit recognized	$—	$—

As at July 31, 2011 and 2010, the Company has an unused net operating loss carry-forward balance of $76,879 and $60,973 that is available to offset future taxable income. Under normal circumstances this unused net operating loss carry-forward balance begins to expire in 2027.

ATLANTIC RESOURCES INC.

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

July 31, 2011

Note 7	Capital Stock

On March 12, 2007, the Company issued 3,000,000 common shares for $3,000 in cash to the sole director.

On March 14, 2007, the Company issued 1,200,000 common shares for $1,200 in cash.

On April 26, 2007, the Company issued 500,000 common shares for $25,000 in cash.

There are no shares subject to options, warrants or other agreements as at July 31, 2011.

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

(b)	Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of our Chief Executive Officer, our Chief Operating Officer and our Chief Accounting Officer, we conducted an evaluation of the effectiveness of our control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the framework, management has concluded that our internal control over financial reporting was not effective as of July 31, 2011.

In connection with the preparation of our financial statements for the years ended July 31, 2011 certain internal control weaknesses became evident that, in the aggregate, represent material weaknesses, including: (i) lack of segregation of incompatible duties; and (ii) insufficient Board of Directors representation.

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

(c)	Changes in Internal Control over Financial Reporting

There have not been any changes in our internal controls or in other factors that occurred during our last fiscal year ended July 31, 2011 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Our sole executive officer and director and his age and titles as of the date of this report are as follows:

Name	Age	Position
John H. Schweitzer	44	President, Secretary, Treasurer and Chief Executive Officer

Our director is appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Biographical information

Mr. John H. Schweitzer has acted as our President, Chief Executive Officer, Secretary and Treasurer since May 27, 2011. Since June 2004, he has been a partner with the law firm of Stassinopoulos & Schweitzer, APLC, where he has specialized in the practice of litigation of family law, tax and estate and trusts. Mr. Schweitzer has been a member of the California State Bar since 1996. He holds a Juris Doctor degree from Thomas Jefferson School of Law and a Bachelor of Arts degree in human communication from San Diego State University. Prior to his law partnership, Mr. Schweitzer served on active duty as an officer with the United States Marine Corps in support of Operations Enduring and Iraqi Freedom. Prior to the Marine Corps, Mr. Schweitzer was employed by two major private banking firms (Merrill Lynch Trust Company of New York and Northern Trust Bank, respectively) as corporate trustee and vice president where he specialized in international tax and trust agreements; family foundations; charitable planning; planned giving collaboration with national charities; and, investment compliance issues pursuant to the Prudent Investor Act.

Significant Employees and Consultants

We have no significant employees other than the officers and directors described above.

Conflicts of Interest

We do not have any written procedures in place to address conflicts of interest that may arise between our business and the future business activities of Mr. Schweitzer.

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

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers for all services rendered in all capacities to us for the period from our inception through the fiscal period ended July 31, 2011 and for the fiscal year ended July 31, 2010.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen-sation ($)	Change in Pension Value and Nonqualified Deferred Compensation ($)	All Other Compen-sation ($)	Total ($)

Raffi Khorchidian, President, CEO, Secretary, Treasurer & Director	2011 2010	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0
John H. Schweitzer, President, CEO, Secretary, Treasurer & Director	2011	0	0	0	0	0	0	0	0

Option/SAR Grants

We made no grants of stock options or stock appreciation rights to Raffi Khorchidian or John Schweitzer during the fiscal year ending July 31, 2011.

Compensation of Directors

Our directors do not receive salaries for serving as directors.

Employment contracts and termination of employment and change-in-control arrangements

There are no employment agreements between our company and Raffi Khorchidian or John Schweitzer. We did not pay Mr. Khorchidian or John Schweitzer any amount for acting as director of the Company.

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

Title of Class	Name and Address Of Owner	Relationship to Company	Number of Shares	Percent Owned (1)
Common Stock	John H. Schweitzer	Director, 5% Shareholder, President, Secretary and Treasurer	3,000,000	63.83%
Common Stock	All directors and executive officers as a group (one individual)		3,000,000	63.83%

(1)	The percent ownership of class is based on 4,700,000 shares of common stock issued and outstanding as of the date of this report.

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

Promoters and control persons

The promoter of our company is John H. Schweitzer.

There is nothing of value to be received by the promoter, either directly or indirectly, from us. Additionally, there have been no assets acquired nor are there any assets to be acquired from the promoter, either directly or indirectly, from us.

Item 14.	Principal Accountant Fees and Services.

The following table shows the fees billed by K.R. Margetson Ltd., Chartered Accountant, our current auditors, for the fiscal year ended July 31, 2011 and for the fiscal year ended July 31, 2010:

	Fiscal year ended July 31, 2011	Fiscal year ended July 31, 2010
Audit Fees	$ 4,100	$ 4,935
Audit Related Fees	$ 2,200	$ 2,339
Tax Fees	-	-
All Other Fees	-	-

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	Financial Statements

The following documents are filed under “Item 8. Financial Statements and Supplementary Data,” pages F-1 through F-14, and are included as part of this report:

Financial Statements for the fiscal year ended July 31, 2011

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

ATLANTIC RESOURCES INC.

/s/ John H. Schweitzer

John H. Schweitzer,

President and Chief Executive Officer

November 11, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ John H. Schweitzer

John H. Schweitzer

President and Chief Executive Officer

November 11, 2011

