Form 10-Q
period 2011-10-31
Atlantic Resources Inc.
filed 2011-12-15
CIK 1424864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2011

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-149299

ATLANTIC RESOURCES INC.

 (Exact name of registrant as specified in its charter)

Nevada	30-0692325
(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)

591 Camino de la Riena, Suite 802 San Diego, California 92108
(Address of principal executive offices)
(619) 688-6505
Registrant’s telephone number, including area code:

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Not Applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting Company.  See the definitions of “large accelerated filer,” “accelerated filer” and smaller reporting Company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting Company)	Smaller reporting Company ☒

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes ☒ No

As of December 14, 2011 the Issuer had 4,700,000 shares of common stock issued and outstanding.

PART I-FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

The financial statements of Atlantic Resource Inc., (“We”, “Us”, the “Company”, or the “Registrant”) a Nevada corporation, included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission.  Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company in the Company's Form 10-K for the fiscal year ended July 31, 2011, and all amendments thereto.

ATLANTIC RESOURCES INC.

(A DEVELOPMENT STAGE COMPANY)

INTERIM FINANCIAL STATEMENTS

PERIOD ENDED OCTOBER 31, 2011

ATLANTIC RESOURCES INC.

(An Exploration Stage Company)

INTERIM BALANCE SHEETS

(Unaudited)

ASSETS

	October 31,	July 31,
	2011	2011

Current Assets
Cash and cash equivalents	$1,093	$1,471
Total current assets	1,093	1,471

Total assets	$1,093	$1,471

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities – Note 5	$12,629	$5,150
Due to related parties – Note 6	44,500	44,500

Total current liabilities	57,129	49,650

Total liabilities	57,129	49,650

Commitments and contingencies	-	-

Stockholders’ Deficit
Capital stock, $.001 par value,
70,000,000 shares authorized;
4,700,000 shares issued and outstanding	4,700	4,700
Additional paid-in-capital	24,500	24,500
Deficit accumulated during the exploration stage	(85,236)	(77,379)

Total stockholders’ deficit	(56,036)	(48,179)
Total liabilities and stockholders’ deficit	$1,093	$1,471

The accompanying notes are an integral part of these financial statements.

ATLANTIC RESOURCES INC.

(An Exploration Stage Company)

INTERIM STATEMENTS OF OPERATIONS

for the three months ended October 31, 2011 and 2010

and for the period from February 9, 2007 (Date of Inception)

to October 31, 2011

(Unaudited)

	For Three Months Ended		Cumulative During the Exploration Stage February 20, 2007 (inception) to
	October 31,		October 31,
	2011	2010	2011

Revenue	$-	$-	$-

Operating expenses
Geological, mineral and prospect costs	-	-	12,500
General and administrative	3,785	21	29,453
Incorporation costs	-	-	500
Professional fees	4,073	4,592	42,783

Total operating expenses	7,858	4,613	85,236

Net loss and comprehensive loss for the period	$(7,858)	$(4,613)	$(85,236)

Loss per common share – basic and fully diluted	$(0.00)	$(0.00)

Weighted average common shares – basic and diluted	4,700,000	4,700,000

The accompanying notes are an integral part of these financial statements.

ATLANTIC RESOURCES INC

(An Exploration Stage Company)

INTERIM STATEMENTS OF CASH FLOWS

for the three months ended October 31, 2011 and 2010

and for the period from February 9, 2007 (Date of Inception)

to October 31, 2011

(Unaudited)

	For Three Months ended October 31,		Accumulated from February 20, 2007 (inception) through October 31,
	2011	2010	2011
Operating Activities
Net loss and comprehensive loss for the period	$(7,858)	$(4,613)	$(85,236)
Increase (decrease) in accounts payable and accrued liabilities	7,480	3,522	12,629
Net cash used in operating activities	(378)	(8,135)	(72,607)

Financing Activities
Advance from related party	-	9,000	44,500
Common stock issued for cash	-	-	29,200
Net cash provided by financing activities	-	9,000	73,700

Increase (Decrease) in cash and cash equivalents	(378)	895	1,093

Cash and cash equivalents, beginning of year	1,471	2,435	-

Cash and cash equivalents, end of year	$1,093	$3,300	$1,093

Supplement Disclosures:
Cash paid for interest	$-	$-	$-
Cash paid for income tax	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

ATLANTIC RESOURCES INC.

(An Exploration Stage Company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

October 31, 2011

(Unaudited)

Note 1 – Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, stockholders’ deficit or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation.  The unaudited interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the year ended July 31, 2011. The interim results for the period ended October 31, 2011 are not necessarily indicative of the results for the full fiscal year.

Note 2 – Nature of Operations

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

Note 3 – Going Concern

These financial statements have been prepared on the going concern basis, which presumes that the Company will continue operations for the foreseeable future and will be able to realize assets and discharge liabilities in the normal course of business. The Company has accumulated a deficit of $85,236 since inception, has yet to achieve profitable operations and further losses are anticipated in the development of its business, raising substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. These financial statements do not reflect the adjustments or reclassifications to the assets and liabilities which would be necessary if the Company was unable to continue its operations. Management plans to obtain short-term loans from the directors of the Company.

ATLANTIC RESOURCES INC.

(An Exploration Stage Company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

October 31, 2011

(Unaudited)

Note 4 – Mineral Property

On April 18 2007, the Company purchased a mineral claim in the Province of British Columbia for $7,500. The claim lapsed October 6, 2010.

Note 5 – Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities represent administrative expenses and professional fees payable and accrued.

Note 6 – Due to Related Party

The account represents advances made by a former major shareholder and director of $30,500 and the current major shareholder and director $14,000 as of October 31, 2011. The advances are due on demand without interest.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

SPECIAL NOTE OF CAUTION REGARDING FORWARD-LOOKING STATEMENTS

CERTAIN STATEMENTS IN THIS REPORT, INCLUDING STATEMENTS IN THE FOLLOWING DISCUSSION, ARE WHAT ARE KNOWN AS "FORWARD LOOKING STATEMENTS", WHICH ARE BASICALLY STATEMENTS ABOUT THE FUTURE. FOR THAT REASON, THESE STATEMENTS INVOLVE RISK AND UNCERTAINTY SINCE NO ONE CAN ACCURATELY PREDICT THE FUTURE. WORDS SUCH AS "PLANS," "INTENDS," "WILL," "HOPES," "SEEKS," "ANTICIPATES," "EXPECTS "AND THE LIKE OFTEN IDENTIFY SUCH FORWARD LOOKING STATEMENTS, BUT ARE NOT THE ONLY INDICATION THAT A STATEMENT IS A FORWARD LOOKING STATEMENT. SUCH FORWARD LOOKING STATEMENTS INCLUDE STATEMENTS CONCERNING OUR PLANS AND OBJECTIVES WITH RESPECT TO THE PRESENT AND FUTURE OPERATIONS OF THE COMPANY, AND STATEMENTS WHICH EXPRESS OR IMPLY THAT SUCH PRESENT AND FUTURE OPERATIONS WILL OR MAY PRODUCE REVENUES, INCOME OR PROFITS. NUMEROUS FACTORS AND FUTURE EVENTS COULD CAUSE THE COMPANY TO CHANGE SUCH PLANS AND OBJECTIVES OR FAIL TO SUCCESSFULLY IMPLEMENT SUCH PLANS OR ACHIEVE SUCH OBJECTIVES, OR CAUSE SUCH PRESENT AND FUTURE OPERATIONS TO FAIL TO PRODUCE REVENUES, INCOME OR PROFITS. THEREFORE, THE READER IS ADVISED THAT THE FOLLOWING DISCUSSION SHOULD BE CONSIDERED IN LIGHT OF THE DISCUSSION OF RISKS AND OTHER FACTORS CONTAINED IN THIS REPORT ON FORM 10-Q AND IN THE COMPANY'S OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. NO STATEMENTS CONTAINED IN THE FOLLOWING DISCUSSION SHOULD BE CONSTRUED AS A GUARANTEE OR ASSURANCE OF FUTURE PERFORMANCE OR FUTURE RESULTS.

Plan of Operation

As at October 31, 2011, we had a cash balance of $1,093, compared to a cash balance of $1,471 as of July 31, 2011. Our plan of operation for the next twelve months is to seek out and acquire a new mineral property or properties for exploration and development.

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

Results of Operations for Period Ending October 31, 2011

We have had no operating revenues since our inception on February 9, 2007 through October 31, 2011, and have incurred operating expenses in the amount of $85,236 for the same period. Our activities have been financed from the proceeds of share subscriptions and director loans.

We do not anticipate earning revenues unless we enter into commercial production on any mineral property we may acquire, which is doubtful. We have not commenced the exploration stage of our business and can provide no assurance that we will discover economic mineralization on any mineral property we may acquire, or if such minerals are discovered, that we will enter into commercial production.

For the three months ended ended October 31, 2011, general and administrative expenses were $3,785 compared to $21 for the three months ended October 31, 2010 and professional fees were $4,073 compared to $4,592 for the same period last fiscal year.

Since our inception on February 9, 2007 through October 31, 2011, general and administrative expenses were $29,453, professional fees were $42,783, incorporation cost were $500 and we incurred $12,500 in geological, mineral and prospect costs.

Liquidity and Capital Resources

At October 31, 2011, we had total assets of $1,093, consisting entirely of cash and cash equivalents. Our liabilities consisted of accounts payable and accrued liabilities of $12,629 and $44,500 due to related parties.

Off Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET  RISK.

Not Applicable.

ITEM 4.

CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a Company's controls and other procedures of an issuer that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  The Company maintains such a system of controls and procedures in an effort to ensure that all information which it is required to disclose in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC's rules and forms and that information required to be disclosed is accumulated and communicated to principal executive and principal financial officers to allow timely decisions regarding disclosure.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our chief executive officer and chief financial officer concluded that our internal control over financial reporting was not effective as of October 31, 2011 because the following material weakness in internal control over financial reporting existed as of that date:

(i)

lack of segregation of incompatible duties due to insufficient personnel; and

(ii)

insufficient number of directors to enable internal control representation.

Though no material misstatements have resulted, our management has determined that until such time as sufficient representation on our Board of Directors can be achieved the Company's inability to formulate an audit committee represents a significant risk.

A material weakness is a deficiency or a combination of control deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of an annual or interim financial statements will not be prevented or detected on a timely basis.

Changes in Internal Control over Financial Reporting

The above noted deficiency in internal control was not reported in earlier financial filings as management thought that the lack of operations made up these weaknesses.  Accordingly, there has been no change in the Company's internal control over financial reporting during the period ended October 31, 2011, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.  However, as noted above, there has been a change in management's evaluation of those controls.

PART II-OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS.

None

ITEM 1A.

 RISK FACTORS.

Not Applicable.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.

(REMOVED AND RESERVED).

ITEM 5.

OTHER INFORMATION.

None.

ITEM 6.

EXHIBITS.

(a)

The following exhibits are filed herewith:

31.1

Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2

Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.SCH

XBRL Schema Document.

101.CAL

XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB

XBRL Taxonomy Extension Label Linkbase Document.

101.PRE

XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF

XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

By: /s/ John Schweitzer

John Schweitzer, Chief Executive Officer

Date:  December 14, 2011