Form 10-Q
period 2012-01-31
Atlantic Resources Inc.
filed 2012-03-15
CIK 1424864

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2012

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

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No

As of March14, 2012 the Issuer had 4,700,000 shares of common stock issued and outstanding.

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

ATLANTIC RESOURCES INC.
(A DEVELOPMENT STAGE COMPANY)
INTERIM FINANCIAL STATEMENTS
PERIOD ENDED JANUARY 31, 2012

ATLANTIC RESOURCES INC.
(An Exploration Stage Company)
INTERIM BALANCE SHEETS (Unaudited)

ASSETS

	January 31,	July 31,
	2012	2011

Current Assets
Cash and cash equivalents	$973	$1,471
Prepaid expense	4,450	-
Total current assets	5,423	1,471

Total assets	$5,423	$1,471

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities – Note 5	$14,053	$5,150
Due to related parties – Note 6	56,500	44,500

Total current liabilities	70,553	49,650

Total liabilities	70,553	49,650

Going concern – Note 3

Stockholders’ Deficit
Capital stock, $.001 par value,
70,000,000 shares authorized;
4,700,000shares issued and outstanding	4,700	4,700
Additional paid-in-capital	24,500	24,500
Deficit accumulated during the exploration stage	(94,330)	(77,379)

Total stockholders’ deficit	(65,130)	(48,179)
Total liabilities and stockholders’ deficit	$5,423	$1,471

The accompanying notes are an integral part of these financial statements.

ATLANTIC RESOURCES INC.
(An Exploration Stage Company)
INTERIM STATEMENTS OF OPERATIONS
for the three and six months ended January 31, 2012 and 2011 and for the period from February 9, 2007 (Date of Inception)
to January 31, 2012
(Unaudited)

	For Three Months Ended		For Six Months Ended		Cumulative During the Exploration Stage February 9, 2007 (inception) to
	January 31,		January 31,		January 31,
	2012	2011	2012	2011	2012

Revenue	$-	$-	$-	$-	$-

Operating expenses
Geological, mineral and prospect costs	-	-	-	-	12,500

General and administrative	7,211	2,010	10,995	2,031	35,420

Incorporation costs	-	-	-	-	500

Professional fees	1,885	950	5,958	5,542	45,912

Total operating expenses	9,096	2,960	16,953	7,573	94,332

Other income

Interest income	2	-	2	-	2
Total other income	2	-	2	-	2

Net loss and comprehensive loss for the period	$(9,094)	$(2,960)	$(16,951)	$(7,573)	$(94,330)

Loss per common share – basic and fully diluted	$0	$0	$0	$0

Weighted average common shares – basic and diluted	4,700,000	4,700,000	4,700,000	4,700,000

The accompanying notes are an integral part of these financial statements.

ATLANTIC RESOURCES INC
(An Exploration Stage Company)
INTERIM STATEMENTS OF CASH FLOWS
for the six months ended January 31, 2012 and 2011
and for the period from February 9, 2007 (Date of Inception) to January 31, 2012 (Unaudited)

			Accumulated from
			February 20, 2007
	For Six Months ended		(inception) through
	January 31,		January 31,
	2012	2011	2012

Operating Activities
Net loss and comprehensive loss for the period	$(16,951)	$(7,573)	$(94,330)
Increase in prepaid	(4,450)	-	(4,450)
Increase (decrease) in accounts payable and accrued liabilities	8,903	(2,572)	14,053
Net cash used in operating activities	(12,498)	(10,145)	(84,727)

Financing Activities
Advance from related party	12,000	9,000	56,500
Common stock issued for cash	-	-	29,200
Net cash provided by financing activities	12,000	9,000	85,700

Increase (Decrease) in cash and cash equivalents	(498)	(1,145)	973

Cash and cash equivalents, beginning of year	1,471	2,435	-

Cash and cash equivalents, end of year	$973	$1,290	$973

Supplement Disclosures:

Cash paid for interest	$-	$-	$-

Cash paid for income tax	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

ATLANTIC RESOURCES INC.
(An Exploration Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
January 31, 2012
(Unaudited)

Note 1 – Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, stockholders’ deficit or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation.  The unaudited interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the year ended July 31, 2011. The interim results for the period ended January 31, 2012 are not necessarily indicative of the results for the full fiscal year.

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

Note 3 – Going Concern

These financial statements have been prepared on the going concern basis, which presumes that the Company will continue operations for the foreseeable future and will be able to realize assets and discharge liabilities in the normal course of business. The Company has accumulated a deficit of $94,330 since inception, has yet to achieve profitable operations and further losses are anticipated in the development of its business, raising substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. These financial statements do not reflect the adjustments or reclassifications to the assets and liabilities which would be necessary if the Company was unable to continue its operations. Management plans to obtain short-term loans from the directors of the Company.

ATLANTIC RESOURCES INC.
(An Exploration Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
January 31, 2012
(Unaudited)

Note 4 – Mineral Property

On April 18 2007, the Company purchased a mineral claim in the Province of British Columbia for $7,500. The claim lapsed October 6, 2010.

Note 5 – Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities represent administrative expenses and professional fees payable and accrued.

Note 6 – Due to Related Party

The account represents advances made by a former major shareholder and director of $30,500 and the current major shareholder and director $26,000 as of January 31, 2012. The advances are due on demand without interest.

 Note 7 – Subsequent Events

On March 9, 2012, the Company appointed Justin Blanchet, CA, CPA, as its Chief Financial Officer and to the Company's Board of Directors.

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

Plan of Operation

As at January 31, 2012, we had a cash balance of $973, compared to a cash balance of $1,471 as of July 31, 2011. Our plan of operation for the next twelve months is to seek out and acquire a new mineral property or properties for exploration and development.

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

We do not have sufficient funds to cover the anticipated administrative expenses or to acquire a new mineral property, so we will require additional funding. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock or fromdirector loans. We do not have any arrangements in place for any future equity financing or loans.

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

Results of Operations for Period Ending January 31, 2012

We have had no operating revenues since our inception on February 9, 2007 through January 31, 2012, and have incurred operating expenses in the amount of $94,330 for the same period. Our activities have been financed from the proceeds of share subscriptions and director loans.

We do not anticipate earning revenues unless we enter into commercial production on any mineral property we may acquire, which is doubtful. We have not commenced the exploration stage of our business and can provide no assurance that we will discover economic mineralization on any mineral property we may acquire, or if such minerals are discovered, that we will enter into commercial production.

For the three months endedJanuary 31, 2012, general and administrative expenses were $7,211 compared to $2,010 for the three months ended January 31, 2011 and professional fees were $1,885 compared to $950 for the same period last fiscal year.

For the six months endedJanuary 31, 2012, general and administrative expenses were $10,995 compared to $2,031 for the six months ended January 31, 2011 and professional fees were $5,958 compared to $5,542 for the same period last fiscal year.

Since our inception on February 9, 2007 through January 31, 2012, general and administrative expenses were $35,420, professional fees were $45,912, incorporation cost were $500 and we incurred $12,500 in geological, mineral and prospect costs.

Liquidity and Capital Resources

At January 31, 2012, we had total assets of $5,423, consisting of cash and cash equivalents and prepaid expenses. Our liabilities consisted of accounts payable and accrued liabilities of $14,053 and $56,500 due to related parties.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our chief executive officer and chief financial officer concluded that our internal control over financial reporting was not effective as of January 31, 2012 because the following material weakness in internal control over financial reporting existed as of that date.

(i)           lack of segregation of incompatible duties due to insufficient personnel; and
(ii)          Insufficient Board of Directors representation.

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

Changes in Internal Control over Financial Reporting

The above noted deficiency in internal control was not reported in earlier financial statements as management thought that the lack of operations made up these weaknesses.  Accordingly, there has been no change in the Company's internal control over financial reporting during the period ended January 31, 2012, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.  However, as noted above, there has been a change in management's evaluation of those controls.

PART II-OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None

ITEM 1A.	RISK FACTORS.

Not Applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	(REMOVED AND RESERVED).

ITEM 5.	OTHER INFORMATION.

On March 9, 2012, we appointed Justin Blanchet, CA, CPA, as its Chief Financial Officer and to the Company's Board of Directors.

ITEM 6.	EXHIBITS.

(a)           The following exhibits are filed herewith:

31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.	SCH XBRL Schema Document.

101.	CAL XBRL Taxonomy Extension Calculation Linkbase Document.

101.	LAB XBRL Taxonomy Extension Label Linkbase Document.

101.	PRE XBRL Taxonomy Extension Presentation Linkbase Document.

101.	DEF XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

By: /s/ John H. Schweitzer
Name:John H. Schweitzer
Title: Chief Executive Officer

Date: March 15, 2012