Form 10-Q
period 2012-06-13
Patriot Minefinders Inc.
filed 2012-06-14
CIK 1424864

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2012

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-149299

PATRIOT MINEFINDERS INC.
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

As of May 14, 2012 the Issuer had 112,800,000 shares of common stock issued and outstanding.

PART I-FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

The financial statements of Patriot Minefinders Inc. (formerly Atlantic Resource Inc.), (“We”, “Us”, the “Company”, or the “Registrant”) a Nevada corporation, included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission.  Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company in the Company's Form 10-K for the fiscal year ended July 31, 2011, and all amendments thereto.

PATRIOT MINEFINDERS INC
(FORMERLY ATLANTIC RESOURCES INC.)
(A DEVELOPMENT STAGE COMPANY)
INTERIM FINANCIAL STATEMENTS
PERIOD ENDED APRIL 30, 2012

PATRIOT MINEFINDERS INC.
(FORMERLY ATLANTIC RESOURCES INC.)
(An Exploration Stage Company)
INTERIM BALANCE SHEETS
(Unaudited)

ASSETS

	April 30,	July 31,
	2012	2011

Current Assets
Cash and cash equivalents	$6,436	$1,471
Prepaid expense	5,623	-
Other	1,296	-
Total current assets	13,355	1,471

Total assets	$13,355	$1,471

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$29,539	$5,150
Due to related parties – Note 4	67,100	44,500
Due to note payable – Note 5	2,548	-

Total current liabilities	99,187	49,650

Total liabilities	99,187	49,650

Going concern – Note 3	-	-
Subsequent events & commitment - Note 7	-	-

Stockholders’ Deficit
Capital stock, $.001 par value,
1,680,000,000 shares authorized;
112,800,000 shares issued and outstanding,
retroactively restate - Note 8	112,800	112,800
Additional paid-in-capital	(83,600)	(83,600)
Deficit accumulated during the exploration stage	(115,032)	(77,379)

Total stockholders’ deficit	(85,832)	(48,179)

Total liabilities and stockholders’ deficit	$13,355	$1,471

The accompanying notes are an integral part of these interim financial statements.

PATRIOT MINEFINDERS INC.
(FORMERLY ATLANTIC RESOURCES INC.)
(An Exploration Stage Company)
INTERIM STATEMENTS OF OPERATIONS
for the three and nine months ended April 30, 2012 and 2011
and for the period from February 9, 2007 (Date of Inception)
to April 30, 2012
(Unaudited)

	For Three Months Ended April 30,		For Nine Months Ended April 30,		Cumulative During the Exploration Stage February 9, 2007 (inception) to April 30,
	2012	2011	2012	2011	2012
Operating expenses
Geological, mineral and prospect costs	-	-	-	-	12,500
General and administrative	7,231	4,709	18,226	18	70,591
Professional fees	13,315	1,568	19,272	974	31,786

Total operating expenses	20,546	6,277	37,498	992	114,877

Loss from operations	(20,546)	(6,277)	(37,498)	(992)	(114,877)

Other items
Loss foreign exchange	(155)	-	(155)	-	(155)
Total other items	(155)	-	(155)	-	(155)

Net loss	$(20,701)	$(6,277)	$(37,653)	$(992)	$(115,032)

Loss per common share – basic and fully
diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares –
basic and diluted	112,800,000	112,800,000	112,800,000	112,800,000

The accompanying notes are an integral part of these interim financial statements.

PATRIOT MINEFINDERS INC.
(FORMERLY ATLANTIC RESOURCES INC.)
(An Exploration Stage Company)
INTERIM STATEMENTS OF CASH FLOWS
for the nine months ended April 30, 2012 and 2011
and for the period from February 9, 2007 (Date of Inception)
to April 30, 2012
(Unaudited)

			Accumulated from
			February 20, 2007
	For Nine Months ended		(inception) through
	April 30,		April 30,
	2012	2011	2012
Operating Activities
Net loss	$(37,653)	$(13,850)	$(115,032)

Changes in operating assets and liabilities:
Increase in prepaid	(5,623)	-	(5,623)
Increase in other assets	(1,296)	-	(1,296)
Increase in accounts payable and accrued liabilities	24,389	3,092	30,039

Net cash used in operating activities	(20,183)	(10,758)	(91,912)

Cash flows from financing activities
Proceeds from related party note	22,600	9,000	66,600
Proceeds from note payable	2,548	-	2,548
Common Stock issued for cash	-	-	29,200

Net cash provided by financing activities	25,148	9,000	98,348

Increase (Decrease) in cash and cash equivalents	4,965	(1,758)	6,436
Cash and cash equivalents, beginning of period	1,471	2,435	-

Cash and cash equivalents, end of period	$6,436	$677	$6,436

Supplement Disclosures:
Cash paid for interest	$-	$-	$-
Cash paid for income tax	$-	$-	$-

The accompanying notes are an integral part of these interim financial statements.

PATRIOT MINEFINDER INC.
(FORMERLY ATLANTIC RESOURCES INC.)
(An Exploration Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
April 30, 2012
(Unaudited)

Note 1 – Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, stockholders’ deficit or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation.  The unaudited interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the year ended July 31, 2011. The interim results for the period ended April 30, 2012 are not necessarily indicative of the results for the full fiscal year.

Note 2 – Nature of Operations

Atlantic Resources Inc. was incorporated in the State of Nevada on February 9, 2007 and is in the exploration stage. On March 29, 2012, Atlantic Resources Inc. merged with and into our wholly-owned subsidiary Patriot Minefinders Inc. (the “Company”), a Nevada corporation, to effect a name change from Atlantic Resources Inc to Patriot Minefinders Inc. The Company was formed soley for the change of name. The Company is engaged in activities related to the exploration for mineral resources in Canada. The Company acquired a mineral property claim located in the Province of British Columbia, Canada, but allowed the claim to lapse on October 6, 2010. The Company is currently searching for new mineral properties to acquire.

The Company has adopted July 31as its fiscal year end.

Note 3 – Going Concern

These financial statements have been prepared on the going concern basis, which presumes that the Company will continue operations for the foreseeable future and will be able to realize assets and discharge liabilities in the normal course of business. The Company has accumulated a deficit of $115,032 since inception, has yet to achieve profitable operations and further losses are anticipated in the development of its business, raising substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. These financial statements do not reflect the adjustments or reclassifications to the assets and liabilities which would be necessary if the Company was unable to continue its operations. Management plans to obtain short-term loans from the directors of the Company.

PATRIOT MINEFINDER INC.
(FORMERLY ATLANTIC RESOURCES INC.)
(An Exploration Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
April 30, 2012
(Unaudited)

Note 4 – Due to Related Party

The account represents advances made by a former major shareholder and director of $30,500 and the current major shareholder and director $36,600 as of April 30, 2012. The advances are due on demand without interest.

Note 5 – Note Payable

On March 19, 2012, the Company entered into a bridge loan agreement and promissory note with Skanderbeg Capital Partners Inc. (“Skanderbeg”). Under the terms of the bridge loan agreement, Skanderbeg Capital has agreed to loan the Company $25,000 to facilitate the assignment to the Company of Skanderbeg’s interest in an option agreement related to the La Buena Project in Mexico (the “Transaction”).

Upon the signing of a definitive agreement between the Company and Skanderbeg for the Transaction, the bridge loan will be applied to Skanderbeg’s investment obligations under that agreement and the promissory note will no longer be valid.

The bridge loan shall bear interest at the rate of Prime +1% per annum, payable on the maturity date. As of April 30, 2012, the total principle of the loan taken is $2,548 and interest accrued is $9.

Note 6 – Capital Stock

Authorized

On March 29, 2010, the board of directors authorized a 24-for-1 forward stock split. Prior to the approval of the forward split, the Company had authorized 70,000,000 common shares with the par value of $0.001 per common share. On the effective date of the forward split, the total authorized capital is 1,680,000,000 common shares with the par value of $0.001 per common share.

Note 7 – Subsequent Events

On May 17, 2012, we entered into an assignment agreement with Skanderbeg Capital Partners Inc., in regards to the acquisition of an option on certain mineral concessions in Mexico known as the “La Buena Project”.

Skanderbeg and San Marco Resources Inc. had entered into an option agreement dated February 28, 2012, wherein Skanderbeg had acquired from San Marco the “Option” as defined therein, in regards to the option to acquire a 50% interest in the La Buena Project. Skanderbeg has assigned its interest in the

PATRIOT MINEFINDER INC.
(FORMERLY ATLANTIC RESOURCES INC.)
(An Exploration Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
April 30, 2012
(Unaudited)

Option to us for $100,000, which consists of the costs paid by Skanderbeg to date for the acquisition of its interest under the Option terms.

We have assumed all of Skanderbeg’s obligations under the option agreement and have agreed to issue up to 2,500,000 restricted shares of common stock to San Marco, in periodic installments to December 31, 2014. We shall be required to make aggregate cash payments totaling $300,000 to San Marco, with the next payment of $100,000 due by the end of the year, and then an additional $100,000 due on each of December 31, 2013 and 2014 respectively. We will be required to incur aggregate exploration expenditures of $6,000,000, with $1,000,000 to be incurred by the end of the year, $500,000 to be incurred by December 31, 2013, and the balance of $4,500,000 to be incurred by December 31, 2014.

Effective June 1, 2012, our stock symbol changed from “AARI” to “PROF” to better reflect the new name of our company. The symbol change became effective with the Over-the-Counter Bulletin Board at the opening of trading on June 1, 2012 under the new stock symbol “PROF”.

On June 8, 2012, Patriot Minefinders Inc. (the “Company”) announced the appointment of Frederick J. Sveinson, Perparim Alikaj, Michael Hofer and Fred Tejada to the Company’s Board of Directors effective June 1, 2012.

The Company has evaluated subsequent events for the period June 1, 2012 through the date the financial statements were issued, and concluded there were no other events or transactions occurring during this period that required recognition or disclosure in its financial statements.

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

Plan of Operation

As at April 30, 2012, we had a cash balance of $6,436, compared to a cash balance of $1,471 as of July 31, 2011. Our plan of operation for the next twelve months is to exploration and development the LA Buena project.

Our plan of operation for the twelve months is to commence an initial phase of exploration on the LA Buena project. We estimate that the cost of the initial aggregated exploration will be approximately $1,000,000.

As well, we anticipate spending an additional $225,000 on administrative fees, including fees payable in connection with our filing obligations as a reporting issuer, and cash payments under the Skanderbeg’s obligation on option agreement. Total expenditures over the next 12 months are therefore expected to be approximately $1,225,000.

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

Our current cash on hand will not be sufficient to acquire any resource property and additional funds will be required to earn-in to the La Buena property. As a reporting company we will need to maintain our periodic filings with the appropriate regulatory authorities and will incur legal and accounting costs. If no other such opportunities are available and we cannot raise additional capital to sustain minimum operations, we may be forced to discontinue business. We do not have any specific alternative business opportunities in mind and have not planned for any such contingency.

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

Results of Operations for Period Ending April 30, 2012

We have had no operating revenues since our inception on February 9, 2007 through April 30, 2012, and have incurred operating expenses in the amount of $115,032 for the same period. Our activities have been financed from the proceeds of share subscriptions and director loans.

We do not anticipate earning revenues unless we enter into commercial production on any mineral property we may acquire, which is doubtful. We have not commenced the exploration stage of our business and can provide no assurance that we will discover economic mineralization on any mineral property we may acquire, or if such minerals are discovered, that we will enter into commercial production.

For the three months ended April 30, 2012, general and administrative expenses were $145 compared to $4,709 for the three months ended April 30, 2011 and professional fees were $20,395 compared to $1,568 for the same period last fiscal year. These costs were incurred due to filing obligations.

For the nine months ended April 30, 2012, general and administrative expenses were $3,951 compared to $18 for the nine months ended April 30, 2011 and professional fees were $33,543 compared to $974 for the same period last fiscal year. These costs were incurred due to filing obligations.

Since our inception on February 9, 2007 through January 31, 2012, general and administrative expenses were $55,815, professional fees were $46,057, incorporation cost were $500 and we incurred $12,500 in geological, mineral and prospect costs.

Liquidity and Capital Resources

At April 30, 2012, we had total assets of $13,355, consisting of cash and cash equivalents, prepaid expenses, and other assets. Our liabilities consisted of accounts payable and accrued liabilities of $29,539, the due to related parties is $67,100 and the note payable was $2,548.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our chief executive officer and chief financial officer concluded that our internal control over financial reporting was not effective as of April 30, 2012 because the following material weakness in internal control over financial reporting existed as of that date.

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

Changes in Internal Control over Financial Reporting

The above noted deficiency in internal control was not reported in earlier financial statements as management thought that the lack of operations made up these weaknesses.  Accordingly, there has been no change in the Company's internal control over financial reporting during the period ended April 30, 2012, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.  However, as noted above, there has been a change in management's evaluation of those controls.

PART II-OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None

ITEM 1A.	RISK FACTORS.

Not Applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	(REMOVED AND RESERVED).

ITEM 5.	OTHER INFORMATION.

On March 9, 2012, we appointed Justin Blanchet, CA, CPA, as its Chief Financial Officer and to our company’s Board of Directors.

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

By: /s/ John Schweitzer
John Schweitzer, Chief Executive Officer

Date:  June 13, 2012

By: /s/ Justin Blanchet
Justin Blanchet, CA, CPA, Chief Financial Officer

Date:  June 13, 2012