Form 10-K
period 2012-07-31
Patriot Minefinders Inc.
filed 2012-10-29
CIK 1424864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________________

FORM 10-K

____________________________

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2012

Commission File Number: 000-53848

PATRIOT MINEFINDERS INC.

 (Exact name of small business issuer as specified in its charter)

Nevada	30-0692325
(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)

700-510 West Hasting Street

Vancouver, BC, V6B1L8

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

Large accelerated filer □	Accelerated filer □
Non-accelerated filer □	Smaller reporting company [X]
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

☐Yes ☒  No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal year end $0.34.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of October 29, 2012 the Issuer had 61,800,000 shares of common stock issued and outstanding.

Documents incorporated by reference: None.

Table of Contents

Item

Page

PART I

Item 1.

Business

4

Item 1A.

Risk Factors

7

Item 1B.

Unresolved Staff Comments

14

Item 2.

Properties

14

Item 3.

Legal Proceedings

28

Item 4.

Mining Safety Disclosure

28

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer

Purchases of Securities

29

Item 6.

Selected Financial Data

32

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of

Operation

33

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk

35

Item 8.

Financial Statements and Supplementary Data

35

Item 9.

Changes in and Disagreements With Accountants on Accounting and Financial

Disclosure

36

Item 9A(t).

Controls and Procedures

36

Item 9B.

Other Information

37

PART III

Item 10.

Directors, Executive Officers and Corporate Governance

37

Item 11.

Executive Compensation

41

Item 12.

Security Ownership of Certain Beneficial Owners and Management and

Related Stockholder Matters

41

Item 13.

Certain Relationships and Related Transactions and Director Independence

43

Item 14.

Principal Accountant Fees and Services

43

Item 15.

Exhibits and Financial Statement Schedules

43

SIGNATURES

45

PART I

Item 1.

Business

DESCRIPTION OF BUSINESS

Business Development

We are an exploration stage company engaged in the acquisition and exploration of mineral properties with a view to exploiting any mineral deposits we discover.

We were incorporated in the state of Nevada on February 9, 2007 as Atlantic Resources, Inc. On April 11, 2012, we filed Articles of Merger with the Nevada Secretary of State to change the name of our company to “Patriot Minefinders Inc.”, to be effected by way of a merger with our wholly-owned subsidiary Patriot Minefinders Inc. which was created solely for the name change.

Effective April 19, 2012, in accordance with approval from the Financial Industry Regulatory Authority (“FINRA”), we changed our name from Atlantic Resources Inc. to Patriot Minefinders Inc. In addition, we effected a forward split of our authorized and issued and outstanding shares of common stock on a 24 new for 1 old basis such that, our authorized capital increased from 70,000,000 to 1,680,000,000 shares of common stock and correspondingly, our issued and outstanding shares of common stock increased from 4,700,000 to 112,800,000 shares of common stock, all with a par value of $0.001.

The name change and forward split became effective with the Over-the-Counter Bulletin Board at the opening of trading on April 19, 2012. Our new CUSIP number is 70338F102.

The Option Agreement shall terminate upon any failure by our Company to timely fulfill any payment obligations under the agreement. We may additionally terminate the agreement at any time with 30 days’ notice to San Marco Resources Ltd. (“San Marco”).

Effective June 1, 2012, our stock symbol changed from “AARI” to “PROF” to better reflect the new name of our company. The symbol change became effective with the Over-the-Counter Bulletin Board at the opening of trading on June 1, 2012 under the new stock symbol “PROF”.

On June 19, 2012 our board of directors approved the cancellation and the sale of a portion of 72,000,000 post-split shares held by a former director, officer and majority shareholder of the Company. Effective June 19, 2012, the shareholder cancelled and returned to treasury 52,000,000 shares of the Company’s common stock and sold an aggregate of 3,000,000 shares to the directors of the Company at the price of $0.0014 per share. The shareholder currently holds the balance of 17,000,000 shares of our common stock. Following the cancellation, there are 61,800,000 shares of our common stock outstanding.

Previous Business

Vic Vein Mining Claim

On April 18th, 2007 we entered into a Mineral Property Staking and Purchase Agreement with 1698727 Ontario Inc. whereby we purchased a 100% interest in the Vic Vein mining claim, which is located approximately 250 kilometers west of Williams Lake, British Columbia, Canada, for $7,500.00. However, we no longer own any rights to the claim as it lapsed on October 6, 2010 and we no longer own any rights in relation to the property.

Current Business

Subsequently, we identified an opportunity with respect to the option to acquire a 50% interest in the La Buena Project from San Marco. On May 17, 2012, we entered into an Assignment Agreement with Skanderbeg to acquire an option to purchase the La Buena Project. We now plan to undertake exploration of the La Buena Project. Further details on our property and our exploration plans can be found in the section titled “Item 2. Properties”.

Market, Customers and Distribution Methods

Although there can be no assurance, large and well capitalized markets are readily available for all minerals throughout the world. A very sophisticated futures market for the pricing and delivery of future production also exists. The price for minerals is affected by a number of global factors, including economic strength and resultant demand for minerals for production, fluctuating supplies, mining activities and production by others in the industry, and new and or reduced uses for subject minerals.

The mineral exploration industry is highly speculative. As such, it involves a high degree of risk, which even a combination of experience, knowledge and careful evaluation may not be able to overcome. Few mineral exploration projects actually become operating mines.

The mining industry is subject to a number of factors, including intense industry competition, high susceptibility to economic conditions (such as price of minerals, foreign currency exchange rates, and capital and operating costs), and political conditions (which could affect such things as import and export regulations, foreign ownership restrictions). Furthermore, the mining activities are subject to all hazards incidental to mineral exploration, development and production, as well as risk of damage from earthquakes, any of which could result in work stoppages, damage to or loss of property and equipment and possible environmental damage. Hazards such as unusual or unexpected geological formations and other conditions are also involved in mineral exploration and development.

Competition

The mineral exploration industry is highly competitive. We are a new exploration stage company and have a weak competitive position in the industry. We compete with junior and senior mineral exploration companies, independent producers and institutional and individual investors who are actively seeking to acquire mineral exploration properties throughout the world together with the equipment, labor and materials required to operate on those properties. Competition for the acquisition of mineral exploration interests is intense with many mineral exploration leases or concessions available in a competitive bidding process in which we may lack the financial, technological information or expertise available to other bidders.

Many of the mineral exploration companies with which we compete for financing and for the acquisition of mineral exploration properties have greater financial and technical resources than those available to us. Accordingly, these competitors may be able to spend greater amounts on acquiring mineral exploration interests of merit or on exploring or developing their mineral exploration properties. This advantage could enable our competitors to acquire mineral exploration properties of greater quality and interest to prospective investors who may choose to finance their additional exploration and development. Such competition could adversely impact our ability to attain the financing necessary for us to acquire further mineral exploration interests or explore and develop our current or future mineral exploration properties.  We also compete with other junior mineral exploration companies for financing from a limited number of investors that are prepared to invest in such companies. The presence of competing junior mineral exploration companies may impact our ability to raise additional capital in order to fund our acquisition or exploration programs if investors perceive that investments in our competitors are more attractive based on the merit of their mineral exploration properties or the price of the investment opportunity.

In addition, we compete with both junior and senior mineral exploration companies for available resources, including, but not limited to, professional geologists, land specialists, engineers, camp staff, helicopters, float planes, mineral exploration supplies and drill rigs.

General competitive conditions may be substantially affected by various forms of energy legislation and/or regulation introduced from time to time by the governments of the United States and other countries, as well as factors beyond our control, including international political conditions, overall levels of supply and demand for mineral exploration.

In the face of competition, we may not be successful in acquiring, exploring or developing profitable mineral properties or interests, and we cannot give any assurance that suitable mineral properties or interests will be available for our acquisition, exploration or development. Despite this, we hope to compete successfully in the mineral exploration industry by:

·	keeping our costs low;
·	relying on the strength of our management’s contacts; and
·	using our size and experience to our advantage by adapting quickly to changing market conditions or responding swiftly to potential opportunities.

Intellectual Property

We have established a website and maintain its’ domain, www.patriotminefinders.com. We own or license copyright in all materials contained in our website. We also claim common law trademark rights in our corporate name and logo. We do not hold any registered copyright, trademark, patent or other intellectual property right.

Research and Development

We did not incur any research and development expenses during the period from February 9, 2007 (inception) to our fiscal period ended July 31, 2012.

Reports to Security Holders

We are subject to the reporting and other requirements of the Exchange Act and we intend to furnish our shareholders annual reports containing financial statements audited by our independent registered public accounting firm and to make available quarterly reports containing unaudited financial statements for each of the first three quarters of each year. We file Quarterly Reports on Form 10-Q, Annual Reports on Form 10-K and Current Reports on Form 8-K with the Securities and Exchange Commission in order to meet our timely and continuous disclosure requirements. We may also file additional documents with the Commission if they become necessary in the course of our company’s operations.

The public may read and copy any materials that we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is www.sec.gov

Government Regulations

Any operations on the La Buena Project will be subject to various Federal and State laws and regulations in Mexico which govern prospecting, development, mining, production, exports, taxes, labor standards, occupational health, waste disposal, protection of the environment, mine safety, hazardous substances and other matters.

We will be required to obtain those licenses, permits or other authorizations currently required to conduct exploration and other programs. There are no current orders or directions relating to us or the La Buena Project with respect to the foregoing laws and regulations.

Such compliance may include feasibility studies on the surface impact of our proposed operations, costs associated with minimizing surface impact, water treatment and protection, reclamation activities, including rehabilitation of various sites, on-going efforts at alleviating the mining impact on wildlife and permits or bonds as may be required to ensure our compliance with applicable regulations. It is possible that the costs and delays associated with such compliance could become so prohibitive that we may decide to not proceed with exploration, development, or mining operations on our mineral property. We are not presently aware of any specific material environmental constraints affecting our property that would preclude the economic development or operation of property in Mexico.

Environmental Regulations

We are not aware of any material violations of environmental permits, licenses or approvals that have been issued with respect to our operations. We expect to comply with all applicable laws, rules and regulations relating to our business, and at this time, we do not anticipate incurring any material capital expenditures to comply with any environmental regulations or other requirements.

While our intended projects and business activities do not currently violate any laws, any regulatory changes that impose additional restrictions or requirements on us or on our potential customers could adversely affect us by increasing our operating costs or decreasing demand for our products or services, which could have a material adverse effect on our results of operations.

Employees

We have commenced only limited operations; therefore, we have no full-time employees. Our officers and directors provide services to us on an as-needed basis. When we commence full operations, we will need to establish full-time management and administrative support staff. Our company intends to ‘contract-out’ many of these functions.

Item 1A.

Risk Factors

Risks Related To Our Business

Because our auditors have issued a going concern opinion, there is substantial uncertainty we will continue operations in which case you could lose your investment.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an ongoing business for the next 12 months. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue in business. As such we may have to cease operations and you could lose your investment.

Based upon current plans, we expect to incur operating losses in future periods because we will be incurring expenses and not generating significant revenues. We cannot guarantee that we will be successful in generating significant revenues in the future. Failure to generate revenues which are greater than our expenses will cause you to lose your investment.

We have a limited operating history with significant losses and expect losses to continue for the foreseeable future.

We have yet to establish any history of profitable operations. We have incurred net losses of $152,402 as at July 31, 2012.  As a result, at July 31, 2012, we had an accumulated deficit of $229,781 and total stockholders’ deficit of $180,581. We have not generated any revenues since our inception and do not anticipate that we will generate revenues which will be sufficient to sustain our operations.

We expect that our revenues will not be sufficient to sustain our operations for the foreseeable future. Our profitability will require the successful commercialization of our mining property. We may not be able to successfully commercialize our mines or ever become profitable.

We may not be able to secure additional financing to meet our future capital needs due to changes in general economic conditions.

We anticipate needing significant capital to conduct further exploration of our optioned property and, if advisable, to acquire a 50% interest in our optioned property and commercially develops the property. We may use capital more rapidly than currently anticipated and incur higher operating expenses than currently expected, and we may be required to depend on external financing to satisfy our operating and capital needs. We may need new or additional financing in the future to conduct our operations or expand our business. Any sustained weakness in the general economic conditions and/or financial markets in the United States or globally could adversely affect our ability to raise capital on favorable terms or at all.

From time to time we have relied, and may also rely in the future, on access to financial markets as a source of liquidity to satisfy working capital requirements and for general corporate purposes. We may be unable to secure debt or equity financing on terms acceptable to us, or at all, at the time when we need such funding. If we do raise funds by issuing additional equity or convertible debt securities, the ownership percentages of existing stockholders would be reduced, and the securities that we issue may have rights, preferences or privileges senior to those of the holders of our common stock or may be issued at a discount to the market price of our common stock which would result in dilution to our existing stockholders. If we raise additional funds by issuing debt, we may be subject to debt covenants, which could place limitations on our operations including our ability to declare and pay dividends. Our inability to raise additional funds on a timely basis would make it difficult for us to achieve our business objectives and would have a negative impact on our business, financial condition and results of operations.

We may not have access to the supplies and materials needed for exploration, which could cause delays or suspension of our operations.

Competitive demands for contractors and unforeseen shortages of supplies and/or equipment could result in the disruption of planned exploration activities. Current demand for exploration drilling services, equipment and supplies is robust and could result in suitable equipment and skilled manpower being unavailable at scheduled times in our exploration programs. Furthermore, fuel prices are rising. We will attempt to locate suitable equipment, materials, manpower and fuel if sufficient funds are available. If we cannot find the equipment and supplies needed for our various exploration programs, we may have to suspend some or all of them until equipment, supplies, funds and/or skilled manpower can be obtained.

Attraction and retention of qualified personnel is necessary to implement and conduct our mineral exploration programs.

Our future success will depend largely upon the continued services of our Board members, executive officers and other key personnel. Our success will also depend on our ability to continue to attract and retain qualified personnel with mining experience. Key personnel represent a significant asset for us, and the competition for qualified personnel is intense in the mineral exploration industry.

We may have particular difficulty attracting and retaining key personnel in the initial phases of our exploration programs. We do not have key-person life insurance coverage on any of our personnel. The loss of one or more of our key people or our inability to attract, retain and motivate other qualified personnel could negatively impact our ability to complete our exploration programs.

Risks Associated with Option Agreements

Pursuant to the Option Agreement with San Marco, we are required to incur aggregate exploration expenditures of $6,000,000, with $1,000,000 to be incurred by December 31, 2012, $500,000 to be incurred by December 31, 2013, and the balance of $4,500,000 to be incurred by December 31, 2014. We do not currently have enough funds to meet our investment obligations for any of the claims.

We have little cash on hand, no financing arrangements and no lines of credit or other bank financing arrangements. There can be no assurance that we will be able to close any financing and if we do close any financings, there can be no assurance that they will be sufficient to meet our needs for the upcoming 12 months. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. We expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We have and will continue to seek to obtain short-term loans from our directors, although no future arrangement for additional loans has been made. We do not have any agreements with our directors concerning these loans. We do not have any arrangements in place for any future equity financing. If we are unable to meet our obligations for the claims subject to the Option with San Marco, then we will lose our interest in such claims and our business will fail.

There is no assurance that we can formally establish the existence of any mineral reserve on our property. Until we are able to establish a mineral reserve, there can be no assurance that production from the property will continue for any period of time and if production fails, our business may ultimately fail.

Our property has never been subject to formal reserves estimation through scientific exploration techniques. Accordingly, there is no assurance that we can formally establish the existence of any mineral reserve on our property. A mineral reserve is defined by the Securities and Exchange Commission in its Industry Guide 7 (which can be viewed over the Internet at http://www.sec.gov/divisions/corpfin/forms/industry.htm#secguide7) as that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination.

The probability of an individual prospect ever having a "reserve" that meets the requirements of the Securities and Exchange Commission's Industry Guide 7 is remote. If our current or future mineral resource property contains any "reserve," any funds that we spend on exploration will be lost.

Even if we discover a mineral reserve, there can be no assurance that the related property will be developed.

Even if we eventually discover a mineral reserve on our property, there can be no assurance that we will be able to develop the property into producing mines. Both mineral exploration and development involve a high degree of risk and few properties which are explored are ultimately developed into producing mines.

The commercial viability of an established mineral deposit will depend on a number of factors including, by way of example, the size, grade and other attributes of the mineral deposit, the proximity of the resource to infrastructure such as a power, roads and water for processing, government regulation and market prices. Most of these factors will be beyond our control, and any of them could increase costs and make extraction of any identified mineral resource unprofitable.

Mineral operations are subject to applicable law and government regulation. Even if we discover a mineral resource in a commercially exploitable quantity, these laws and regulations could restrict or prohibit the exploitation of that mineral resource. If we cannot exploit any mineral resource that it might discover on the property, the business may fail.

Both mineral exploration and extraction require permits from various foreign, federal, state, and local governmental authorities and are governed by laws and regulations, including those with respect to prospecting, mine development, mineral production, transport, export, taxation, labor standards, occupational health, waste disposal, toxic substances, land use, environmental protection, mine safety and other matters. There can be no assurance that we will be able to obtain or maintain any of the permits required for the continued exploration of our mineral property or for the construction and operation of a mine on our property at economically viable costs. If we cannot accomplish these objectives, our business could fail.

We believe that we are in compliance with all material laws and regulations that currently apply to our activities but there can be no assurance that we can continue to do so. Current laws and regulations could be amended and we might not be able to comply with them, as amended.

Further, there can be no assurance that we will be able to obtain or maintain all permits necessary for our future operations, or that it will be able to obtain them on reasonable terms. To the extent such approvals are required and are not obtained, we may be delayed or prohibited from proceeding with planned exploration or development of our mineral property.

In addition, environmental hazards unknown to us, which have been caused by previous or existing owners or operators of the Property, may exist on the property in which we hold an interest. Even if we relinquish our licenses, we will still remain responsible for any required reclamation and rehabilitation of the property.

Mineral exploration and development are subject to extraordinary operating risks. We do not currently insure against these risks. In the event of a cave-in or similar occurrence, our liability may exceed our resources, which would have an adverse impact on our operations.

Mineral exploration, development and production involve many risks which even a combination of experience, knowledge and careful evaluation may not be able to overcome. Hazards such as unusual or unexpected formations and other conditions are involved.

Our operations will be subject to all the hazards and risks inherent in the exploration, development and production of resources, including liability for pollution, cave-ins or similar hazards against which we cannot insure against or which we may elect not to insure. Any such event could result in work stoppages and damage to property, including damage to the environment. We do not currently maintain any insurance coverage against these operating hazards. The payment of any liabilities that arise from any such occurrence would have a material, adverse impact on our operations.

Mineral prices are subject to dramatic and unpredictable fluctuations.

We plan to derive revenues from the extraction and sale of minerals. The prices of this commodity have fluctuated widely in recent years, and are affected by numerous factors beyond our control including international, economic and political trends, expectations of inflation, currency exchange fluctuations, interest rates, global or regional consumptive patterns, speculative activities and increased production due to new extraction developments and improved extraction and production methods. The effect of these factors on the price of diamonds and, therefore, the economic viability of any of our projects, cannot accurately be predicted.

The mining industry is highly competitive and there is no assurance that we will continue to be successful in acquiring mineral claims. If we cannot continue to acquire properties to explore for mineral resources, it may be required to reduce or cease operations.

The mineral exploration, development, and production industry is largely un-integrated. We compete with other exploration companies looking for mineral resource properties and the resources that can be produced from them. However, the mining business operates in a worldwide market, and prices for minerals are derived from relatively pure market forces.

We compete with many companies possessing greater financial resources and technical facilities. This competition could adversely affect our ability to acquire suitable prospects for exploration in the future. Accordingly, there can be no assurance that we will acquire any interest in additional mineral resource properties that might yield reserves or result in commercial mining operations.

Our property is located in Mexico and our operations there may be affected by varying degrees of political and economic uncertainties.

Our property is located in Mexico, and mineral exploration and mining activities in this country may be affected in varying degrees by political stability and economic uncertainties. Operations also may be affected in varying degrees by government regulations with respect to restrictions on production, repatriation of profits, price controls, export controls, income taxes, expropriations or property, environmental legislation and mine safety.

Risks Related to Ownership of our Securities

Our stock price may be volatile, which may result in losses to our shareholders.

The stock markets have experienced significant price and trading volume fluctuations, and the market prices of companies listed on the Over-the-counter Bulletin Board quotation system in which shares of our common stock are listed, have been volatile in the past and have experienced sharp share price and trading volume changes. The trading price of our common stock is likely to be volatile and could fluctuate widely in response to many factors, including the following, some of which are beyond our control:

•	variations in our operating results;
•	changes in expectations of our future financial performance, including financial estimates by securities analysts and investors;
•	changes in operating and stock price performance of other companies in our industry;
•	additions or departures of key personnel; and
•	future sales of our common stock.

Domestic and international stock markets often experience significant price and volume fluctuations. These fluctuations, as well as general economic and political conditions unrelated to our performance, may adversely affect the price of our common stock.

Our common shares may become thinly traded and you may be unable to sell at or near ask prices, or at all.

We cannot predict the extent to which an active public market for trading our common stock will be sustained. Our common share’s trading volume has historically been sporadically or “thinly-traded”, meaning that the number of persons interested in purchasing our common shares at or near bid prices at certain given time may be relatively small or non-existent.

This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community who generate or influence sales volume. Even if we came to the attention of such persons, those persons tend to be risk-averse and may be reluctant to follow, purchase, or recommend the purchase of shares of an unproven company such as ours until such time as we become more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that current trading levels will be sustained.

The market price for our common stock is particularly volatile given our status as a relatively small company, which could lead to wide fluctuations in our share price. You may be unable to sell your common stock at or above your purchase price if at all, which may result in substantial losses to you.

Shareholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market.

Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities. The occurrence of these patterns or practices could increase the volatility of our share price.

We do not anticipate paying any cash dividends to our common shareholders.

We presently do not anticipate that we will pay dividends on any of our common stock in the foreseeable future. If payment of dividends does occur at some point in the future, it would be contingent upon our revenues and earnings, if any, capital requirements, and general financial condition. The payment of any common stock dividends will be within the discretion of our Board of Directors. We presently intend to retain all earnings after paying the interest for the preferred stock, if any, to implement our business plan; accordingly, we do not anticipate the declaration of any dividends for common stock in the foreseeable future.

If we are currently listed on the Over-the-Counter Bulletin Board quotation system and our common stock is subject to “penny stock” rules which could negatively impact our liquidity and our shareholders’ ability to sell their shares.

Our common stock is currently quoted on the Over-the-counter Bulletin Board. We must comply with numerous rules in order to maintain the listing of our common stock on the Over-the-counter Bulletin Board. There can be no assurance that we can continue to meet the requirements to maintain the quotation on the Over-the-counter Bulletin Board listing of our common stock. If we are unable to maintain our listing on the Over-the-counter Bulletin Board, the market liquidity of our common stock may be severely limited.

Volatility in our common share price may be subject to US Securities Litigation.

The market for our common stock is characterized by significant price volatility as compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of our securities. We may, in the future, be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management's attention and resources.

The elimination of monetary liability against our directors, officers and employees under Nevada law and the existence of indemnification rights of our directors, officers and employees may result in substantial expenditures by our company and may discourage lawsuits against our directors, officers and employees.

Our articles of incorporation do not contain any specific provisions that eliminate the liability of our directors for monetary damages to our company and shareholders; however, we are prepared to give such indemnification to our directors and officers to the extent provided for by Nevada law. We may also have contractual indemnification obligations under our employment agreements with our officers. The foregoing indemnification obligations could result in our company incurring substantial expenditures to cover the cost of settlement or damage awards against directors and officers, which we may be unable to recoup. These provisions and resultant costs may also discourage our company from bringing a lawsuit against directors and officers for breaches of their fiduciary duties, and may similarly discourage the filing of derivative litigation by our shareholders against our directors and officers even though such actions, if successful, might otherwise benefit our company and shareholders.

We may need additional capital, and the sale of additional shares or other equity securities could result in additional dilution to our shareholders.

In the future, we may require additional cash resources due to changed business conditions or other future developments, including any investments or acquisitions we may decide to pursue. If our resources are insufficient to satisfy our cash requirements, we may seek to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity securities could result in dilution to our shareholders. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations. We cannot assure you that financing will be available in amounts or on terms acceptable to us, if at all.

Our business is subject to changing regulations related to corporate governance and public disclosure that have increased both our costs and the risk of noncompliance.

Because our common stock is publicly traded, we are subject to certain rules and regulations of federal, state and financial market exchange entities charged with the protection of investors and the oversight of companies whose securities are publicly traded. These entities, including the Public Company Accounting Oversight Board, the SEC and FINRA, have issued requirements and regulations and continue to develop additional regulations and requirements in response to corporate scandals and laws enacted by Congress, most notably the Sarbanes-Oxley Act of 2002. Our efforts to comply with these regulations have resulted in, and are likely to continue resulting in, increased general and administrative expenses and diversion of management time and attention from revenue-

generating activities to compliance activities. Because new and modified laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices.

We will incur increased costs and compliance risks as a result of becoming a public company.

As a public company, we will incur significant legal, accounting and other expenses. We will incur costs associated with our public company reporting requirements. We also anticipate that we will incur costs associated with recently adopted corporate governance requirements, including certain requirements under the Sarbanes-Oxley Act of 2002, as well as new rules implemented by the SEC and FINRA. We expect these rules and regulations, in particular Section 404 of the Sarbanes-Oxley Act of 2002, to significantly increase our legal and financial compliance costs and to make some activities more time-consuming and costly. Like many smaller public companies, we face a significant impact from required compliance with Section 404 of the Sarbanes-Oxley Act of 2002. Section 404 requires management of public companies to evaluate the effectiveness of internal control over financial reporting and the independent auditors to attest to the effectiveness of such internal controls and the evaluation performed by management. The SEC has adopted rules implementing Section 404 for public companies as well as disclosure requirements. The Public Company Accounting Oversight Board, or PCAOB, has adopted documentation and attestation standards that the independent auditors must follow in conducting its attestation under Section 404. We are currently preparing for compliance with Section 404; however, there can be no assurance that we will be able to effectively meet all of the requirements of Section 404 as currently known to us in the currently mandated timeframe. Any failure to implement effectively new or improved internal controls, or to resolve difficulties encountered in their implementation, could harm our operating results, cause us to fail to meet reporting obligations or result in management being required to give a qualified assessment of our internal controls over financial reporting or our independent auditors providing an adverse opinion regarding management’s assessment. Any such result could cause investors to lose confidence in our reported financial information, which could have a material adverse effect on our stock price.

We also expect these new rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our Board of Directors or as executive officers.

We are currently evaluating and monitoring developments with respect to these new rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

Item 1B.

Unresolved Staff Comments

None.

Item 2.

Properties

As the Vic Vein lapsed as of October 6, 2010, we no longer have any rights to explore for and extract minerals from the Vic Vein claim. We do not own any real property interest in any properties.

We currently use the office space of one of the directors of the Company totaling approximately 3,000 square feet in area for which we pay $Nil per month. Our office is located at 700 – 510 West Hastings Street, Vancouver, BC, V6B 1L8 and our telephone number is (604) 687-7130.

Our company deems this to be satisfactory at this time.

La Buena Project

Location and Access

The La Buena property (the “Property”) is located in northern Zacatecas, Mexico, approximately 2.4 miles North of Goldcorp's La Negra/Noche Buena resource area, 5.6 miles North of the Peñasquito mine, 5.5 miles west of the Dia Bras Las Coloradas resource area.

The Property is situated approximately 4.3 miles south of the town of Melchor Ocampo, approximately 24 miles northwest of the town of Concepcion del Oro, or 128 miles northeast of the state capital city of Zacatecas; within the northeastern part of the Concepcion del Oro Mining District. Its geographic centre is located at approximately 24o 45’ North latitude by 101o 47’ West longitude, or U.T.M. 2,741,250 North by 233,750 East; within Mexican map-sheet ‘Concepcion del Oro G14-10’.

Vehicular access is possible by driving southwesterly along Federal Highway 54 from the city of Saltillo in Coahuila State to the road junction just east of the city of Concepcion del Oro, and then northwest on a paved road to the town of Terminal de Providencia. From Terminal de Providenncia there is a pavement secondary road leading west-northwesterly to the town of Melchor Ocampo. The property is 4.3 miles south by gravel road from Melchor Ocampo. There are regularly scheduled commercial flights to Saltillo from the U.S.A. and other Mexican cities, and the driving time from Saltillo to Melchor Ocampo is approximately 2 ½ hours. Most of the Property is readily accessible year-round by four-wheel drive vehicle.

Ownership and Interest

On May 17, 2012, we entered into an Assignment Agreement with Skanderbeg Capital Partners Inc. (“Skanderbeg”), whereby Skanderbeg assigned to us its option to purchase an undivided 50% interest in the “La Buena Project”. The assigned option was first acquired by Skanderbeg from San Marco pursuant to an Option Agreement dated February 28, 2012. In consideration of the assignment we have paid $100,000 to Skanderbeg. On August 2, 2012, by Amending Agreement among our Company, Skanderbeg and San Marco, we replaced Skanderbeg and assumed its rights obligations as a party to the Option Agreement.

In order to exercise the option we may issue up to 2,500,000 restricted shares of common stock and pay an aggregate of $6,300,000 in option fees and exploration financing to San Marco in accordance with the following schedule:

•	1,000,000 common shares by May 31, 2012 (issued);
•	500,000 common shares, $100,000 in option fees, and $1,000,000 in exploration financing by December 31, 2012;
•	1,000,000 common shares, $100,000 in option fees, and $500,000 in exploration financing by December 31, 2013; and
•	1,000,000 common shares, $100,000 in option fees and $4,500,000 in exploration financing by December 31, 2014.

To date, Skanderbeg has paid an additional $100,000 in option fees to San Marco pursuant to the Option Agreement. The Option Agreement provides that, in the event we exercise the option, the La Buena Project property will be held in a Mexican corporation to be owned equally by San Marco and our Company subject to the terms of a joint venture agreement. The parties shall each hold a 50% interest upon exercise of the option which interest shall be adjusted proportionately with each party’s financing contributions to subsequent operating and exploration costs. If either parties ownership interest is adjusted to below 10% that interest will be converted to a 10% net profit royalty interest. San Marco shall be responsible for executing all operations in respect of the property. The joint interest in the property shall be subject to a variable net-returns royalty from the exploitation of the property payable to Golden Minerals Company of Golden, Colorado. The royalty shall be a minimum of 1.5% of net-returns if the then current market price of gold is equal to less than $800 per ounce and shall be adjusted proportionately up to 2.5% if the then current market price of gold rise between $800 per ounce and above $950 per ounce.

The Option Agreement shall terminate upon any failure by our Company to timely fulfill any payment obligations under the agreement. We may also terminate the agreement at any time with 30 days notice to San Marco.

The Property is comprised of three mineral concessions that are entirely owned and operated by San Marco. The La Buena (Title No. 235566, 602.997 ha), La Pinta 06 (Title No. 229764, 7875.24 ha) and La Pinta 15 Fracc II (Title No. 235623, 21.7473 ha) cover 8,500 hectares or approximately 24,000 acres. The surface rights to the area covered by the mineral concessions belong to four ejidos. An ejido is a communally owned and administered area of land primarily used for agricultural purposes. San Marco has obtained surface use agreements with three of the four ejidos which span the concessions. The terms of three negotiated surface agreement are as follows:

•

A 3-year agreement with the Melchor Ocamp Ejidos has anniversary dates of May 5, 2012, 2013 and 2014. A payment of 8,000 pesos is due on each anniversary date and San Marco will pay the ejidos 2,000 pesos ($150) for each drill holes collared within the ejidos;

•

A 3-year agreement with the Las Crucitas Ejidos has anniversary dates of July 11, 2012, 2013 and 2014. A payment of 9,000 pesos ($675) is due on each anniversary date and San Marco will pay the ejidos 2,000 pesos ($150) for each drill pad excavated within the ejidos and any road construction will be assessed at 1,000 pesos ($75) per kilometer (0.6 miles) ; and

•

A 5-year agreement with the El Jaguey Ejidos has anniversary dates of July 11, 2012, 2013, 2014, 2015 and 2016. A payment of 10,000 pesos($750) is due on each anniversary date and San Marco will pay the ejidos 3,000 pesos ($225) for each drill pad excavated within the ejidos and any road construction will be assessed at 1,000 pesos ($75) per kilometer (0.6 miles).

The Los Novillos Ejidos in the southeastern part of the Property has not yet agreed to any surface disturbances by San Marco within their jurisdiction.

History of Operations

The State of Zacatecas, Mexico was founded in 1546 after the discovery of silver vein systems; although, it likely experienced some pre-Hispanic mining. Within a century afterwards, Zacatecas became Mexico’s largest silver producer, and the city was the second largest in the country after Mexico City. As with many other mining districts in Mexico, production ceased during the Mexican Revolution of 1910 to 1917 but resumed in some areas by about 1936. Historic silver production estimates exceed 1.5 billion ounces from the State, and 750 million ounces from the Zacatecas district.

The Mesa Central region of Zacatecas State has experienced many periods of exploration and mining since the Spaniards. Recent exploration activity led to the discovery, exploration and development of the Peñasquito gold-silver-lead-zinc mine and nearby Noche Buena project, both owned and operated by Goldcorp Inc. The Peñasquito property has two main deposits, called Peñasco and Chile Colorado that are being mined by open pit.

The La Buena property was acquired by San Marco shortly after the discovery and initial exploration of the nearby Camino Rojo gold-silver deposit by Canplats Resources Corporation in 2007. There have undoubtedly been periods of historic to recent exploration and artisanal mining throughout this area but any work prior to San Marco’s acquisition of the property is undocumented.

Present Condition

San Marco currently has an environmental drill permit to construct new access roads and drill sites and drill within the Julia Ridge zone of the Property. Any future road construction, trenching and/or drilling elsewhere on the Property will require appropriate exploration permits and reclamation commitments for such work.

Plan of Exploration

In an Executive Summary of the property prepared by Minorex Consulting Ltd. for San Marco with respect to the La Buena Project related to the Julia and San Lucas Ridge zones, Minorex Consulting Ltd. recommended that six diamond drill holes be drilled to initially test both the Julia and San Lucas Ridge zones. Three holes would be directed at the buried chargeability anomaly on the Julia zone and the other three holes would be directed at the low resistivity anomalies on the San Lucas zone. It is estimated that this 2,000 metres of drilling plus later documentation would cost US $400,000.

At the present time, San Marco, as operator of the Property, proposes the following exploration plan which is dependent upon the availability of adequate financing:

NATURE OF WORK	TIME FRAME	COST
Drill Holes - A total of 4,000m of drilling spanning 8 holes with an average depth of 500m per hole: - 2,000m at the Julia zone; - 2,000m at the San Lucas zone	12 months	1,100,000
Drill Hole Assaying	12 months	200,000

Julia Zone Plan of Exploration

Based upon the 2011 geophysical and geochemical results, three diamond drill holes are proposed to initially test the chargeability (the capacity for material to hold an electrical charge) and resistivity (the capacity for material to resist an electrical charge) of the minerals that are situated directly beneath the gold-in-soil geochemical anomaly corresponding with the hornfelsed Caracol Formation metasedimentary rocks intruded by hydrothermally-altered granitic intrusions. The three proposed drill holes would be separated and inclined along the northeasterly trend of the geophysical anomaly to better test its extent.

The above illustration, after Witter and Rastad (2011), shows the Julia zone looking eastward with the green ovoid body being the chargeability high and the high magnetics shown in purple. The chargeability anomaly appears to be reflecting a sulphide-rich zone or cupola above a buried granitic stock with magnetic diatremes extending upward from the periphery of the stock. The traces of the proposed drill hole are shown with DDH # 2 on the right, DDH #1 in the centre and DDH # 3 to the left. The pertinent data for these proposed diamond drill holes are as follows.

The pertinent data for these proposed diamond drill holes are as follows.

Hole ID	Easting (m)	Northing (m)	Elevation (m)	Azimuth	Dip	Length (m)
1	229200	2742800	2090	0	-90	300
2	229200	2743120	2090	180	-70	300
3	228800	2742480	2090	314	-70	300

San Lucas Ridge Zone Plan of Exploration

Three diamond drill holes are proposed to testthe coincidental geological, geochemical and geophysical anomalies of the San Lucas Ridge zone. The primary target is the buried low resistivity anomaly beneath the folded, high resistivity carbonate rocks. The proposed collars for two of the drill holes (#4 and #6) lie on the southern flank of San Lucas ridge and directed to the north targeting low resistivity anomalies. The proposed collar for drill hole #5 is located on the north flank of the ridge and directed to the southwest, also targeting a low resistivity anomaly.

The following illustration, modified after Witter and Rastad (2011), shows the three proposed drill holes penetrating the near surface, high resistivity carapace (shown in red) to intersect the low resistivity (blue) and flanking moderate chargeability anomalies (green).

The pertinent location and drilling data for the three proposed diamond drill holes at the San Lucas Ridge zone are as follows.Hole ID	Easting (m)	Northing (m)	Elevation (m)	Azimuth	Dip	Length (m)
4	228800	2745350	2300	0	-63	350
5	229050	2746700	2300	243	-75	350
6	228100	2745600	2320	0	-73	300

Geology

Index of Geologic Terms

Term	Definition
Argillic facies

The argillic facies comprises the propylitic, montmorillonitic, and kaolinitic types, and the phyllic facies the muscovitic and biotitic types. Generally each type of alteration characterizes a subzone of alteration that bears consistent relationships to neighboring zones and to a presumed source of heat and altering fluids. These relationships also are in full accord with the inferred physical-chemical requirements of the corresponding facies.

Anticlinal	An anticline is a fold that is convex up and has its oldest beds at its core.
Calcalkaline

The diverse rock types in the calc–alkaline series include volcanic types such as basalt, andesite, dacite, rhyolite, and also their coarser-grained intrusive equivalents (gabbro, diorite, granodiorite, and granite). They do not include silica-undersaturated, alkalic, or peralkaline rocks.

Term	Definition
Calcareous	Calcareous is an adjective meaning mostly or partly composed of calcium carbonate, in other words, containing lime or being chalky.
Carbonaceous

Carbonaceous is the defining attribute of a substance rich in carbon. Particularly, carbonaceous hydrocarbons are very unsaturated, high-molecular-weight hydrocarbons, having an elevated carbon:hydrogen ratio.

Laramide orogeny

The Laramide orogeny was a period of mountain building in western North America, which started in the Late Cretaceous, 70 to 80 million years ago, and ended 35 to 55 million years ago. The major feature that was created by this orogeny was deep-seated, thick-skinned deformation, with evidence of this orogeny found from Canada to northern Mexico, with the easternmost extent of the mountain-building.

Cretaceous-age

The Cretaceous, derived from the Latin "creta" (chalk), is a geologic period and system from circa 145.5 to 65.5 million years ago. In the geologic timescale, the Cretaceous follows the Jurassic period and is followed by the Paleogene period of the Cenozoic era. In many languages this period is known as "chalk period".

Flysch

Flysch is a sequence of sedimentary rocks that is deposited in a deep marine facies in the foreland basin of a developing orogen. Flysch is typically deposited during an early stage of the orogenesis. When the orogen evolves the foreland basin becomes shallower and molasse is deposited on top of the flysch. It is therefore called a syn-orogenic sediment (deposited contemporaneously with mountain building).

Geosyncline

A subsiding linear trough that was caused by the accumulation of sedimentary rock strata deposited in a basin and subsequently compressed, deformed, and uplifted into a mountain range, with attendant volcanism and plutonism.

Granodioritic

An intrusive igneous rock similar to granite, but containing more plagioclase than orthoclase-type feldspar. Officially, it is defined as a phaneritic igneous rock with greater than 20% quartz by volume where at least 65% of the feldspar is plagioclase.

Hornfels

Hornfels is the group designation for a series of contact metamorphic rocks that have been baked and indurated by the heat of intrusive igneous masses and have been rendered massive, hard, splintery, and in some cases exceedingly tough and durable. The most common hornfels (the biotite hornfelses) are dark-brown to black with a somewhat velvety luster owing to the abundance of small crystals of shining black mica.

Jurassic

The Jurassic is a geologic period and system that extends from about 199.6 to 145.5 million years ago, that is, from the end of the Triassic to the beginning of the Cretaceous. The Jurassic constitutes the middle period of the Mesozoic era, also known as the age of reptiles. The start of the period is marked by the major Triassic–Jurassic extinction event. However, the end of the period did not witness any major extinction event. The Jurassic is named after the Jura Mountains within the European Alps, where limestone strata from the period was first identified.

Limestone

Limestone is a sedimentary rock composed largely of the minerals calcite and aragonite, which are different crystal forms of calcium carbonate. Many limestones are composed from skeletal fragments of marine organisms such as coral or foraminifera.

Magnetite	Magnetite is a ferrimagnetic mineral, one of several iron oxides and a member of the spinel group. Magnetite is the most magnetic of all the naturally occurring minerals on Earth.
Metasediment

Metasediment is sediment or sedimentary rock that shows evidence of having been subjected to metamorphism. The overall composition of a metasediment can be used to identify the original sedimentary rock, even where they have been subject to high-grade metamorphism and intense deformation.

Metasomatized	Metasomatism is the chemical alteration of a rock by hydrothermal and other fluids.
Mesozoic

The Mesozoic Era is an interval of geological time from about 250 to 65 million years ago. It is often referred to as the Age of Reptiles because reptiles, namely dinosaurs, were the dominant terrestrial and marine vertebrates of the time. The era began in the wake of the Permian-Triassic event, the largest mass extinction in Earth's history, and ended with the Cretaceous–Paleogene extinction event, another mass extinction which is known for having killed off non-avian dinosaurs, as well as other plant and animal species. The Mesozoic was a time of significant tectonic, climate and evolutionary activity. The era witnessed the gradual rifting of the supercontinent Pangaea into separate landmasses that would eventually move into their current positions.

Term	Definition
Monzonitic

Monzonite is an intermediate igneous intrusive rock composed of approximately equal amounts of sodic to intermediate plagioclase and orthoclase feldspars with minor amounts of hornblende, biotite and other minerals. Quartz a minor constituent or is absent; with greater than 5% quartz the rock is termed a quartz monzonite

Mudstone

Mudstone is a fine grained sedimentary rock whose original constituents were clays or muds. Grain size is up to 0.0625 mm (0.0025 in) with individual grains too small to be distinguished without a microscope. Mud rocks, such as mudstone and shale comprise some 65% of all sedimentary rocks. Mudstone looks like hardened clay and, depending upon circumstances under which it was formed, it may show cracks or fissures, like a sun-baked clay deposit.

Sandstone

Sandstone (sometimes known as arenite) is a clastic sedimentary rock composed mainly of sand-sized minerals or rock grains. Most sandstone is composed of quartz and/or feldspar because these are the most common minerals in the Earth's crust.

Siltstone

Siltstone is a clastic sedimentary rock. As its name implies, it is primarily composed of silt sized particles. Siltstones differ significantly from sandstones due to their smaller pores and higher propensity for containing a significant clay fraction

The Property is situated within the Concepciòn del Oro district that is regionally underlain by the Mexico Geosyncline, a Jurassic to Cretaceous-age, shelf-margin, carbonate sequence that sits unconformably on a basement of metamorphic rocks and is conformably overlain by a back-arc successor basin of Cretaceous-age marine siltstone-sandstone flysch origin. Finely-laminated, fine-grained calcareous, carbonaceous siltstone, sandstone and mudstone, belonging to the early to middle Cretaceous Caracol Formation, underlie most of the Property. These rocks are underlain by a bedded sequence of silty to sandy limestone, possibly belonging to the Upper Jurassic platform limestone units of the Zualoga to Cuesta de Cura Formations. The Mesozoic calcareous country rocks have been locally intruded by several varieties of hydrothermally-altered monzonitic and granodioritic dykes, indicative of an advanced hydrothermal system spatially and genetically related to possibly a multi-phase, buried calcalkaline stock (Soto, 2011).

During Late Cretaceous to Early Tertiary time northcentral Mexico was subjected to the compressional Laramide orogeny which regionally folded the metasedimentary sequence. Later in Eocene time the compressive folding shifted to translational faulting resulting in regional northwesterly striking fold structures being displaced by right-lateral offset and renewed extension. Thus, normal and thrust faults associated with the folded metasedimentary structures are important conduits for intrusions and associated precious metal mineralization. The southern Concepciòn del Oro district covers a series of subparallel sierras that generally strike east-west and curve southward. Several of these sierras are anticlines or limbs of anticlines that have Jurassic to Cretaceous-age limestone cores and separate by synclinal valleys underlain by Mesozoic metasedimentary rocks.

According to Servicios Geologico de Mexico (2006), the extreme northern and southern portions of the Property are underlain by or immediately adjacent to two major west-northwesterly trending overturned anticlines, and regional mapping shows the central portion of the Property covers a similarly-oriented anticlinal structure beneath alluvium at the Julia zone. Several folded anticlinal structures and associated faulting represent excellent exploration targets for intrusive-related precious metal mineralization.

Mineral Zones and Showings

Over the past three years San Marco has focused their exploration work on several selected areas within the Property. Based upon 2010 induced polarization (‘IP’) and magnetics, soil geochemical and trenching results, San Marco contracted S J Geophysics in 2011 to conduct IP surveys over the five areas, called the Julia, San Lucas Ridge, North Julia, Las Crucitas and El Jaguey (Southwest) zones. This work has identified the Julia and San Lucas Ridge zones as two high priority drilling targets for future evaluation.

Both the Julia and San Lucas Ridge zones have favorable geological settings for intrusion related gold-silver mineralization, plus coincident anomalous gold, base metal and indicator element soil geochemistry and combined magnetics and I.P. anomalies. The following illustration shows the locations of each zone of interest with the 2010 and 2011 geophysical survey grids overlying the property-wide airborne vertical gradient magnetics results.

226000E
228000E
230000E
232000E
234000E
236000E
238000E
240000E
SAN LUCAS ZONE
Approximate Southwestern Margin of Deep-Seated Melchor Ocampo Stock (Interpreted - Very Schematic)
Note strong magnetic response with excellent correlation with hornfelsed sediments and subvolcanics - strong low magnetic "undershoots" surrounding high indicates magnetic source likely has limited depth extent
Monzonite/Latite Subvolcanics (Pyrite-Rich)
JULIA ZONE
Hornfelsed Sediments
LAS CRUCITAS
Shallow, Steeply Dipping Linear Magnetic Features - Intercalated Flows in Caracol Fm.? - Dikes?? - Source not Shown in Mapping but Conforms with Mapped Caracol Strike
Approximate Northern Margin of Deep-Seated Component of Noche Buena Stock (Interpreted - Very Schematic)
SOUTHWEST ZONE
Possible NW Extension of Granodiorite at Shallow Depth
Weak Magnetic High Shallow Source - Under Alluvium
Granodiorite (Gd)
Linear, Steeply-Dipping, Shallow-Source Week Highs in Caracol Fm.? Flows/Dikes?

Julia Zone

The Julia zone is dominantly underlain by finely-laminated, fine grained calcareous, siltstone, sandstone and mudstone of the Late Cretaceous Caracol Formation that have been hornfelsed by several local monzonitic and granodioritic dykes. The metasedimentary rocks locally strike 345o and dip -65o northeastwardly. The granodioritic and monzonitic dykes are hydrothermally-altered to argillic facies and they have metasomatized the calcareous country rocks producing magnetite-bearing hornfelsed alteration envelopes with local quartz-pyrite veining often along bedding planes.

Soil geochemical sampling and trenching over the Julia zone has identified high gold-in-soil and gold-in-rocks geochemical signature spatially situated within the area of the hornfelsed metasedimentary rocks and dykes. The highest gold-in-soil values are also central to high airborne and ground magnetic and IP anomalies.

PPB GOLD IN SOILS
-80 MESH FRACTION
JULIA ZONE
LA BUENA PROJECT
MPIO JAGÜEY, ZACATECAS
N
0
125
250
meters
NAD27MEX14
PPB GOLD IN SOILS
668
141
108
79.6
60.5
44.7
34.8
26.3
18.4
13.8
9.8
7.17
5.85
4.54
3.22
1.91
<5

In 2010 San Marco retained S J Geophysics to carry out a limited IP survey over the Julia zone. Based upon the 2010 soil geochemical survey and IP survey results San Marco excavated 11 trenches in the Julia zone to expose and sample the bedrock. The results of this work encouraged San Marco to continue exploration of this zone with a detailed ground magnetic survey and contract S J Geophysics to infill and extend the IP coverage over the Julia zone and extend their IP survey to the north, called the Julia North zone. The ground magnetics survey results were analyzed, inverted and spatially integrated with the IP data by S J Geophsyics. According to Witter and Rastad (2011), the Julia zone has a series of resistant hills forming a ‘horseshoe-shaped’ area that is open to the southwest. At a depth of 50 to 200 m beneath the middle of this area there is a significant resistivity low anomaly. The highest resistivity values are situated around the periphery of this area with the highest values coincident with the mapped quartz-infilled shear zone in the Julia zone and an exposure of monzonitic dyke. There are two primary chargeability high anomalies at the Julia zone: one which lies in the middle of the horseshoe and another, which is smaller, that lies at the mouth of the horseshoe. The larger of the two anomalies is situated at a depth of 100 to 300 m and the smaller extends over a more limited range of only 100 to 150 m deep (Witter and Rastad, 2011). The following figures show the resistivity and chargeability results over the Julia zone with the trace of the aforementioned ‘horse-shaped’ area (modified after Witter and Rastad, 2011).

Based upon the 2011 geophysical and geochemical results, three diamond drill holes are proposed to initially test the chargeability high and resistivity low that are situated directly beneath the gold-in-soil geochemical anomaly corresponding with the hornfelsed Caracol Formation metasedimentary rocks intruded by hydrothermally-altered granitic intrusions. The three proposed drill holes would be separated and inclined along the northeasterly trend of the geophysical anomaly to better test its extent.

San Lucas Ridge Zone

The San Lucas Ridge zone is underlain by a west-northwesterly trending overturned anticline cored by older Upper Jurassic-age platform carbonate rocks (i.e. Zuloga or La Pena Formations) that are overlain by early to middle Cretaceous Carocol Formation calcareous, fine-grained metasedimentary rocks. Several fault and shear structures subparallel the folded structure providing potential conduits for intrusions and precious metal mineralization.

According to SGM (2007) and Soto (2011), the limestones capping San Lucas ridge have been locally metasomatized and decalcified indicating possibly buried intrusions in the core of the folded sequence. East of the Property, there are old shafts and underground workings that have been driven to explore for gold mineralization associated with argillically-altered monzonitic dykes that have intruded the folded calcareous rocks.

Recent soil sampling results show the San Lucas zone reflected by large circular arsenic and antimony anomalies within which rock geochemical sampling has returned interesting gold values ranging from 0.1 to 0.5 gpt gold. Furthermore, both Kennecott (original discover of the Penasquito mineralization) and Diabrass have drill tested the folded carbonate rocks east of the Property and reportedly intersected interesting base and precious metal mineralization (Soto, 2011).

The results of S J Geophysics’ IP survey of the San Lucas Ridge zone found a very high resistivity carapace, 50 to 100 m thick, covering the crest and flanks of San Lucas ridge. This high resistivity corresponds to the area underlain by the core and flanks of the anticlinallyfolded limestone and calcareous metasediments. However, beneath this high resistivity there is very low resistivity which may reflect a mineralized intrusion or fault structure (Witter and Rastad, 2011).

Recent exploration of the La Buena property has discovered coincident geological, geochemical and geophysical anomalies within the Julia and San Lucas Ridge zones. The 2011 geophysical and geochemical surveys have identified a buried chargeability high and coincident resistivity low directly beneath a large gold-in-soil geochemical anomaly on the Julia zone. The anomalous geophysical results and gold soil geochemistry corresponds with the mapped extent of hornfelsed metasedimentary rocks that have been intruded by hydrothermally-altered granitic intrusions hosting geochemically significant gold mineralization.

The IP survey of the San Lucas Ridge zone discovered high resistivity, folded limestone and calcareous metasediments covering a very low resistivity anomaly that may reflect a buried mineralized intrusion or structure. The geophysical anomaly lies beneath an area with highly anomalous arsenic and antimony soil geochemistry and many old underground workings along trend that were excavated to explore for gold-bearing mineralization.

This property has excellent exploration potential and its continued exploration is certainly warranted.

Item 3.

Legal Proceedings

We are not aware of any material pending legal proceedings to which we are a party or of which our property is the subject. We also know of no proceedings to which any of our directors, officers or affiliates, or any registered or beneficial holders of more than 5% of any class of our securities, or any associate of any such director, officer, affiliate or security holder are an adverse party or have a material interest adverse to us.

Item 4.  Mining Safety Disclosures

The recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act (“the Act”) requires the operators of mines to include in each periodic report filed with the Securities and Exchange Commission certain specified disclosures regarding the Company’s history of mine safety. The Company is currently in the exploration phase and does not operate mines at any of its properties, and as such is not subject to disclosure requirements regarding mine safety that were imposed by the Act.

PART II

Item 5.

Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is not traded on any exchange. Our common stock is quoted on OTC Bulletin Board, under the trading symbol “PROF”. We cannot assure you that there will be a market in the future for our common stock.

OTC Bulletin Board securities are not listed and traded on the floor of an organized national or regional stock exchange. Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting dealers. OTC Bulletin Board issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a national or regional stock exchange.

The following table reflects the high and low bid information for our common stock obtained from Stockwatch and reflects inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

The high and low bid prices of our common stock for the periods indicated below are as follows:

OTC Bulletin Board
Quarter Ended(1)	High	Low
July 31, 2012	$0.74	$0.21
April 30, 2012	$0.50	$0.22
January 31, 2012	n/a	n/a
October 31, 2011	n/a	n/a
July 31, 2011	n/a	n/a
April 30, 2011	n/a	n/a
January 31, 2010	n/a	n/a
October 31, 2010	n/a	n/a
(1) The first trade of our common stock on the OTC Bulletin Board occurred on June 2, 2010

Holders

As of the date of this report there were 44 holders of record of our common stock.

Dividends

To date, we have not paid dividends on shares of our common stock and we do not expect to declare or pay dividends on shares of our common stock in the foreseeable future. The payment of any dividends will depend upon our future earnings, if any, our financial condition, and other factors deemed relevant by our board of directors.

Securities authorized for issuance under equity compensation plans

We do not have in effect any compensation plans under which our equity securities are authorized for issuance and we do not have any outstanding stock options.

Recent Sales of Unregistered Securities

On June 18, 2012 we issued 1,000,000 shares of our common stock to San Marco in partial satisfaction of our obligations under our Option Agreement with San Marco dated February 28, 2012, as assigned and amended on by the Amending Agreement dated August 2, 2012. The securities were issued to one non-U.S. person in reliance on Regulation S of the Securities Act of 1933, as amended.

Description of Registrant’s Securities to be Registered

Our authorized capital stock consists of 1,680,000,000 shares of common stock, $0.001 par value.

Common Stock

As of the date of this report we had 61,800,000 shares of our common stock issued and outstanding.

Holders of our common stock have no preemptive rights to purchase additional shares of common stock or other subscription rights. Our common stock carries no conversion rights and is not subject to redemption or to any sinking fund provisions. All shares of our common stock are entitled to share equally in dividends from sources legally available, when, as and if declared by our board of directors, and upon our liquidation or dissolution, whether voluntary or involuntary, to share equally in our assets available for distribution to our security holders.

Our board of directors is authorized to issue additional shares of our common stock not to exceed the amount authorized by our Articles of Incorporation, on such terms and conditions and for such consideration as our board may deem appropriate without further security holder action.

Voting Rights

Each holder of our common stock is entitled to one vote per share on all matters on which such stockholders are entitled to vote. Since the shares of our common stock do not have cumulative voting rights, the holders of more than 50% of the shares voting for the election of directors can elect all the directors if they choose to do so and, in such event, the holders of the remaining shares will not be able to elect any person to our board of directors.

Dividend Policy

Holders of our common stock are entitled to dividends if declared by our board of directors out of funds legally available for the payment of dividends. From our inception to December 9, 2007 we did not declare any dividends.

We do not intend to issue any cash dividends in the future. We intend to retain earnings, if any, to finance the development and expansion of our business. However, it is possible that our management may decide to declare a stock dividend in the future. Our future dividend policy will be subject to the discretion of our board of directors and will be contingent upon future earnings, if any, our financial condition, our capital requirements, general business conditions and other factors.

Transfer Agent and Registrar

Our independent stock transfer agent is Pacific Stock Transfer Company, 4045 South Spencer Street, Suite 403, Las Vegas, Nevada, 89119.

Indemnification of Directors and Officers

The company has entered into Indemnification Agreements with each of its directors and officers.

Other that the Indemnification Agreements between the company and each of the company’s directors and officers, the only statute, charter provision, bylaw, contract, or other arrangement under which any controlling person, director or officer of us is insured or indemnified in any manner against any liability which he may incur in his capacity as such, is as follows:

•	Chapter 78 of the Nevada Revised Statutes (the “NRS”).

Nevada Revised Statutes

Section 78.138 of the NRS provides for immunity of directors from monetary liability, except in certain enumerated circumstances, as follows:

“Except as otherwise provided in NRS 35.230, 90.660, 91.250, 452.200, 452.270, 668.045 and 694A.030, or unless the Articles of Incorporation or an amendment thereto, in each case filed on or after October 1, 2003, provide for greater individual liability, a director or officer is not individually liable to the corporation or its stockholders or creditors for any damages as a result of any act or failure to act in his capacity as a director or officer unless it is proven that:

(a)	his act or failure to act constituted a breach of his fiduciary duties as a director or officer; and

(b)	his breach of those duties involved intentional misconduct, fraud or a knowing violation of law.”

Section 78.5702 of the NRS provides as follows:

1.

A corporation may indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative, except an action by or in the right of the corporation, by reason of the fact that he is or was a director, officer, employee or agent of the corporation, or is or was serving at the request of the corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, against expenses, including attorneys’ fees, judgments, fines and amounts paid in settlement actually and reasonably incurred by him in connection with the action, suit or proceeding if he:

	(a)	is not liable pursuant to NRS 78.138; or

(b)

acted in good faith and in a manner which he reasonably believed to be in or not opposed to the best interests of the corporation, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his conduct was unlawful.

2.

A corporation may indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action or suit by or in the right of the corporation to procure a judgment in its favor by reason of the fact that he is or was a director, officer, employee or agent of the corporation, or is or was serving at the request of the corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise against expenses, including amounts paid in settlement and attorneys’ fees actually and reasonably incurred by him in connection with the defense or settlement of the action or suit if he:

	(a)	is not liable pursuant to NRS 78.138; or

	(b)	acted in good faith and in a manner which he reasonably believed to be in or not opposed to the best interests of the corporation.

To the extent that a director, officer, employee or agent of a corporation has been successful on the merits or otherwise in defense of any action, suit or proceeding referred to in subsections 1 and 2, or in defense of any claim, issue or matter therein, the corporation shall indemnify him against expenses, including attorneys’ fees, actually and reasonably incurred by him in connection with the defense.

Item 5.06 Change in Shell Company Status

As a result of the consummation of the transactions described in Item 2.01 of this Current Report on Form 8-K, we believe that we are no longer a “shell company”, as that term is defined in Rule 405 under the Securities Act and Rule 12b-2 under the Exchange Act.

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

The following discussion and analysis should be read in conjunction with the information set forth in our audited financial statements for the period ended July 31, 2012.

Plan of Operation

As at July 31, 2012, we had a cash balance of $1,930, compared to a cash balance of $1,471 as of July 31, 2011. Our plan of operation for the next twelve months is to seek out and acquire a new mineral property or properties for exploration and development.

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

Results of Operations

We have had no operating revenues since our inception on February 9, 2007 through July 31, 2012, and have incurred operating expenses in the amount of $134,757 for the same period. Our activities have been financed from the proceeds of share subscriptions and director loans.

We do not anticipate earning revenues unless we enter into commercial production on any mineral property we may acquire, which is doubtful. We have not commenced the exploration stage of our business and can provide no assurance that we will discover economic mineralization on any mineral property we may acquire, or if such minerals are discovered, that we will enter into commercial production.

For the fiscal year ended July 31, 2012, general and administrative expenses were $21,366 compared to $8,890 for the year ended July 31, 2011 and professional fees were $32,395 compared to $7,110 for the same period last fiscal year.

Since our inception on February 9, 2007 through July 31, 2012, general and administrative expenses were $47,535, professional fees were $71,105, consulting expense were $22,870, filing expense were $15,995, promotion expense were $42,131 and we incurred $12,500 in geological, mineral and prospect costs.

During our fiscal year ended July 31, 2012, we incurred a net loss of $134,757, which resulted in an accumulated deficit of $212,136, compared to a net loss of $16,000 and an accumulated deficit of $77,379 for the year ended July 31, 2011.

Our financial statements are prepared in accordance with U.S. generally accepted accounting principles. We have expensed all development costs related to our establishment.

Liquidity and Capital Resources

We had cash of $1,930 as of July 31, 2012, compared to a cash position of $1,471 at July 31, 2011. Since inception through to and including July 31, 2012, we have raised $29,200 through private placements of our common shares.

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

Item 8.

Financial Statements and Supplementary Data.

(FORMERLY ATLANTIC RESOURCES INC.)

(An Exploration Stage Company)

FINANCIAL STATEMENTS

(Expressed in United States Dollars)

FOR THE YEAR ENDED JULY 31, 2012

K. R. MARGETSON LTD.

Chartered Accountants

Sechelt office

Vancouver office

PO Box 45, 5588 Inlet Avenue

210, 905 West Pender Street

Sechelt BC V0N 3A0

Vancouver BC V6C 1L6

Tel:   604.885.2810

Tel:  604.641.4450

Fax: (toll free both offices) 1.877.874.9583

Report of Independent Registered Public Accounting Firm

To the Shareholders of

Patriot Minefinders Inc. (formerly Atlantic Resources Inc.):

We have audited the accompanying balance sheets of Patriot Minefinders Inc. (referred to as the “Company”) as at July 31, 2012 and 2011 and the related statements of operations, stockholders’ equity (deficit) and cash flows the years ended July 31, 2012 and 2011 and for the period from February 9, 2007 (date of inception) to July 31, 2012.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as at July 31, 2012 and 2011 and the results of its operations, changes in stockholders’ equity (deficit) and changes in cash flows for the years ended July 31, 2012 and 2011 and for the period from February 9, 2007 (date of inception) to July 31, 2012 in accordance with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company is an exploration stage company and has yet to commence active operations, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ K.R. Margetson Ltd.

Chartered Accountants

Vancouver, Canada

October 29, 2012

PATRIOT MINEFINDERS INC.

(An Exploration Stage Company)

BALANCE SHEETS

(Expressed in United States Dollars)

	July 31, 2012	July 31, 2011

ASSETS

Current
Cash	$ 1,930	$ 1,471
HST recoverable	10,228	-
Prepaid expenses	19,393	-

	31,551	1,471

Mineral Property (Note 4)	20,000	-

	$ 51,551	$ 1,471

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current
Accounts payable and accrued liabilities	$ 147,387	$5,150
Due to related parties (Note 5)	67,100	44,500

	214,487	49,650

Stockholders’ deficit
Capital stock, $0.001 par value, 1,680,000 shares authorized;
61,800,000 shares issued and outstanding (Note 7)	61,800	60,800
Additional paid-in-capital (Note 7)	(12,600)	(31,600)
Deficit accumulated during the exploration stage	(212,136)	(77,379)

	(162,936)	(48,179)

	$ 51,551	$ 1,471

Nature and continuance of operations (Note 1)

Approved and authorized by the Board

“John Schweitzer”	Director	“Justin Blanchet”	Director
John Schweitzer		Justin Blanchet

The accompanying notes are an integral part of these financial statements.

PATRIOT MINEFINDERS INC.

(An Exploration Stage Company)

STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS

(Expressed in United States Dollars)

	For the year ended July 31, 2012	For the year ended July 31, 2011	Cumulative During the Exploration Stage February 9, 2007 (inception) to July 31, 2012

EXPENSES
Consulting	$ 22,870	$ -	$ 22,870
Filing	15,995	-	15,995
General and administrative	21,366	8,890	47,535
Geological, mineral, and prospect costs	-	-	12,500
Professional fees	32,395	7,110	71,105
Promotion	42,131	-	42,131

Loss and comprehensive loss	$ (134,757)	$ (16,000)	$ (212,136)

Basic and diluted loss per common share	$ (0.00)	$ (0.00)

Weighted average number of common shares outstanding	60,917,486	60,800,000

The accompanying notes are an integral part of these financial statements.

PATRIOT MINEFINDERS INC.

(An Exploration Stage Company)

STATEMENT OF CASH FLOWS

(Expressed in United States Dollars)

	For the year ended July 31, 2012	For the year ended July 31, 2011	Cumulative During the Exploration Stage February 9, 2007 (inception) to July 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (134,757)	$ (16,000)	$ (212,136)

Non-cash working capital item changes:
HST Recoverable	(10,228)	-	(10,228)
Prepaid expenses	(19,393)	-	(19,393)
Accounts payables and accrued liabilities	142,237	(7,964)	147,387

Net cash used in operating activities	(22,141)	(23,964)	(94,370)

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock issued	-	-	29,200
Due to related parties	22,600	23,000	67,100

Net cash (provided by investing activities	22,600	23,000	96,300

Change in cash for the period	459	(964)	1,930

Cash, beginning of period	1,471	2,435	-

Cash, end of period	$ 1,930	$ 1,471	$ 1,930

Interest	$ -	$ -	$ -
Income taxes	-	-	-

Supplemental disclosure with respect to cash flows (Note 9)

The accompanying notes are an integral part of these financial statements.

PATRIOT MINEFINDERS INC.

(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS’ DEFICIT

(Expressed in United States Dollars)

	Common Stock
	Number	Amount	Additional Paid-in-Capital	Deficit	Total

Balance as at February 9, 2007	-	$ -	$ -	$ -	$ -
Private placement	60,800,000	60,800	(31,600)	-	29,200
Loss for the period	-	-	-	(9,059)	(9,059)

Balance as at July 31, 2007	60,800,000	60,800	(31,600)	(9,059)	20,141
Loss for the year	-	-	-	(23,857)	(23,857)

Balance as at July 31, 2008	60,800,000	60,800	(31,600)	(32,916)	(3,716)
Loss for the year	-	-	-	(11,552)	(11,552)

Balance as at July 31, 2009	60,800,000	60,800	(31,600)	(44,468)	(15,268)
Loss for the year	-	-	-	(16,911)	(16,911)

Balance as at July 31, 2010	60,800,000	60,800	(31,600)	(61,379)	(32,179)
Loss for the year	-	-	-	(16,000)	(16,000)

Balance as at July 31, 2011	60,800,000	60,800	(31,600)	(77,379)	(48,179)
Stock issued for mineral property	1,000,000	1,000	19,000	-	20,000
Loss for the year	-	-	-	(134,757)	(134,757)

Balance as at July 31, 2012	61,800,000	$ 61,800	$ (12,600)	$ (212,136)	$ (162,936)

The accompanying notes are an integral part of these financial statements.

PATRIOT MINEFINDERS INC.

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEAR ENDED JULY 31, 2012

1.

NATURE AND CONTINUANCE OF OPERATIONS

Atlantic Resources Inc. was incorporated in the State of Nevada on February 9, 2007 and is in the exploration stage. On March 29, 2012, Atlantic Resources Inc. merged with and into our wholly-owned subsidiary Patriot Minefinders Inc. (the “Company”), a Nevada corporation, to effect a name change from Atlantic Resources Inc. to Patriot Minefinders Inc.  The Company was formed soley for the change of name.  The Company is engaged in activities related to the exploration for mineral resources in Mexico.  The Company acquired a mineral property claim located in the Province of British Columbia, Canada, but allowed the claim to lapse on October 6, 2010.

The Company is in the early stages of exploration and as is common with any exploration company, it raises financing for its exploration and acquisition activities.  These financial statements have been prepared o the going concern basis, which presumes that the Company will continue operation for the foreseeable future and will be able to realize assets and discharge liabilities in the normal course of business.  The Company has incurred a loss of $134,757 for the year ended July 31, 2012 and has accumulated a deficit during the exploration stage of $212,136.  This raises substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan, which is typical for junior exploration companies.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management of the Company (“Management”) is of the opinion that sufficient financing will be obtained from external financing and further share issuances to meet the Company’s obligations.  At July 31, 2012, the Company has working capital deficiency of $182,936, which would not be sufficient to fund the current level of operations.

2.

BASIS OF PREPARATION

Generally accepted accounting principles

These financial statements have been prepared in conformity with generally accepted accounting principles of the United States of America (“US GAAP”).

Use of Estimates

The preparation of these financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.  Significant areas requiring the use of estimates include the carrying value and recoverability of exploration and evaluation assets and the valuation allowance applied to deferred income taxes.  Actual results could differ from those estimates, and would impact future results of operations and cash flows.

3.

SIGNIFICANT ACCOUNTING POLICIES

Receivables

No allowance for doubtful accounts has been provided.  Management has evaluated all receivables and believes they are collectible.

3.

SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Mineral property

The costs of acquiring mineral rights are capitalized at the date of acquisition.  After acquisition, various factors can affect the recoverability of the capitalized costs.  If, after review, management concludes that the carrying amount of an exploration and evaluation asset is impaired, it will be written down to estimated fair value.  Exploration costs incurred on exploration and evaluation assets are expensed as incurred.  Development costs incurred on proven and probable reserves will be capitalized.  Upon commencement of production, capitalized costs will be amortized using the unit-of-production method over the estimated life of the ore body based on proven and probable reserves (which exclude non-recoverable reserves and anticipated processing losses).  When the Company receives an option payment related to a property, the proceeds of the payment are applied to reduce the carrying value of the exploration asset.

Long-lived assets

Long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  For purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using undiscounted net cash flows related to the long-lived assets. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Asset retirement obligations

The Company records the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the long-lived assets. The Company also records a corresponding asset which is amortized over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation is adjusted at the end of each period to reflect the passage of time (accretion expense) and changes in the estimated future cash flows underlying the obligation (asset retirement cost).

Loss per share

Basic loss per common share is computed using the weighted average number of common shares outstanding during the year.  To calculate diluted loss per share, the Company uses the treasury stock method and the if converted method.

Long-lived assets

Long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using undiscounted net cash flows related to the long-lived assets. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

3.

SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Financial instruments

The Company’s financial instruments consist of cash, receivables, accounts payable and accrued liabilities, and due to related parties. It is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from its financial instruments.  The fair values of these financial instruments approximate their carrying values unless otherwise noted.

Fair value of financial assets and liabilities

The Company measures the fair value of financial assets and liabilities based on US GAAP guidance which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.

The Company classifies financial assets and liabilities as held-for-trading, available-for-sale, held-to-maturity, loans and receivables or other financial liabilities depending on their nature.  Financial assets and financial liabilities are recognized at fair value on their initial recognition, except for those arising from certain related party transactions which are accounted for at the transferor’s carrying amount or exchange amount.

Financial assets and liabilities classified as held-for-trading are measured at fair value, with gains and losses recognized in net income.  Financial assets classified as held-to-maturity, loans and receivables, and financial liabilities other than those classified as held-for-trading are measured at amortized cost, using the effective interest method of amortization.  Financial assets classified as available-for-sale are measured at fair value, with unrealized gains and losses being recognized as other comprehensive income until realized, or if an unrealized loss is considered other than temporary, the unrealized loss is recorded in income.

Financial instruments, including due from related party, receivables, accounts payable and accrued liabilities are carried at cost, which management believes approximates fair value due to the short term nature of these instruments.

Foreign exchange

The Company’s functional currency is the U.S. dollar. Any monetary assets and liabilities that are in a currency other than the U.S. dollar are translated at the rate prevailing at year end. Revenue and expenses in a foreign currency are translated at rates that approximate those in effect at the time of translation. Gains and losses from translation of foreign currency transactions into U.S. dollars are included in current results of operations.

Asset retirement obligations

The Company records the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the long-lived assets. The Company also records a corresponding asset which is amortized over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation is adjusted at the end of each period to reflect the passage of time (accretion expense) and changes in the estimated future cash flows underlying the obligation (asset retirement cost).

3.

SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Stock-based compensation

The Company accounts for share-based compensation under the provisions of ASC 718, “Compensation-Stock Compensation”.  Under the fair value recognition provisions, stock-based compensation expense is measured at the grant date for all stock-based awards to employees and directors and is recognized as an expense over the requisite service period, which is generally the vesting period.  The Black-Scholes option valuation model is used to calculate fair value.

The Company accounts for stock compensation arrangements with non-employees in accordance with ASC 718 which requires that such equity instruments are recorded at their fair value on the measurement date. The measurement of stock- based compensation is subject to periodic adjustment as the underlying equity instruments vest. Non-employee stock-based compensation charges are amortized over the vesting period on a straight-line basis. For stock options granted to non- employees, the fair value of the stock options is estimated using a Black-Scholes valuation model.

Income taxes

The Company accounts for income taxes under the asset and liability method, whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under the asset and liability method the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion or all of the deferred tax asset will not be recognized.

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

Recent accounting pronouncements

Fair Value Accounting

In May 2011, the ASC guidance was issued related to disclosures around fair value accounting.  The updated guidance clarifies different components of fair value accounting including the application of the highest and best use and valuation premise concepts, measuring the fair value of an instrument classified in a reporting entity’s shareholders’ equity and disclosing quantitative information about the unobservable inputs used in fair value measurements that are categorized in Level 3 of the fair value hierarchy.  The update is effective for the Company’s fiscal year beginning January 1, 2012.  The Company’s January 1, 2012 adoption of the updated guidance had no impact on the Company’s financial position, results of operations or cash flows.

4.

MINERAL PROPERTY OPTION

Title to mineral properties

Title to mineral properties involves certain inherent risks due to the difficulties of determining the validity of certain mineral titles as well as the potential for problems arising from the frequently ambiguous conveying history characteristic of many mineral properties. The Company has investigated title to all of its mineral properties and, to the best of its knowledge, title to all of its properties are in good standing.

La Buena, Mexico

During the year ended July 31, 2012, the Company entered in to an assignment agreement with Skanderbeg Capital Partners Inc. (“Skanderbeg”) whereby the Company can earn a 50% interest in the La Buena mineral claims located in Mexico.

Skanderbeg entered in to an option agreement with San Marco Resources Inc. (“San Marco”) dated February 28, 2012, wherein Skanderbeg had an option to acquire from San Marco a 50% interest in the La Buena mining claims.  Skanderbeg has assigned its interest in the Option to the Company for $100,000, which consists of the costs paid by Skanderbeg to date to San Marco as part of the option agreement. The Company has not yet made that payment.

Under the option agreement the Company assumed all of Skanderbeg’s obligations and agreed to issue up to 2,500,000 (1,000,000 issued) restricted shares of common stock to San Marco, in periodic installments to December 31, 2014; make aggregate cash payments totaling $300,000 to San Marco, with the next payment of $100,000 due December 31, 2012, and then an additional $100,000 due on each of December 31, 2013 and 2014 respectively; and to incur aggregate exploration expenditures of $6,000,000, with $1,000,000 to be incurred by December 31, 2012, $500,000 to be incurred by December 31, 2013, and the balance of $4,500,000 to be incurred by December 31, 2014. If the Company has not incurred aggregate exploration expenditures noted above within the timeframe stipulated, it has the option of paying San Marco the shortfall directly in order to comply with the terms of the option agreement.

5.

RELATED PARTY TRANSACTIONS

Key management personnel comprise of the Chief Executive Officer, Chief Financial Officer, and the Directors of the Company.  The remuneration of the key management personnel is as follows:

a)

Consulting fees of $15,000 (2011 - $Nil) to an officer and director of the Company.

As at July 31, 2012, included in due to related parties is $67,100 (2011 - $44,500) representing advances made by a former director of $30,500 and a current director of $36,600.  The advances are due on demand without interest.

6.

NOTE PAYABLE

On March 19, 2012, the Company entered into a bridge loan agreement with Skanderbeg. Under the terms of the bridge loan agreement, Skanderbeg agreed to loan the Company up to $25,000 to facilitate the assignment to the Company of Skanderbeg’s interest in an option agreement related to the La Buena, Mexico project.   Upon signing of the assignment agreement with Skanderbeg, the loan was forgiven and was applied against expenditures for which the funds lent were related to.

7.

CAPITAL STOCK AND ADDITIONAL PAID-IN-CAPITAL

During the year ended July 31, 2012, the board of directors authorized a 24-for-1 forward stock split.  Prior to the approval of the forward split, the Company had authorized 70,000,000 common shares with the par value of $0.001 per common share.  On the effective date of the forward split, the total authorized capital is 1,680,000,000 common shares with the par value of $0.001 per common share.

Subsequent to the forward stock split, the Company cancelled 52,000,000 restricted common shares.

The effect of these transactions has been retroactively applied to the financial statements.

The Company issued 1,000,000 restricted common shares to San Marco as part of the La Buena option agreement (Note 4).

8.

INCOME TAXES

As of July 31, 2012, the Company had no accrued interest and penalties related to uncertain tax positions.  The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 34% to pretax income from continuing operations for the years ended July 31, 2012 and 2011 is noted below.  As management cannot determine that is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been recorded.

A reconciliation of income taxes (recovery) at statutory rates with the reported taxes is as follows:

	2012	2011

Loss before income taxes	$ (134,757)	$ (16,000)

Expected income tax (recovery) at statutory tax rates	$ (45,800)	$ (5,000)
Income tax rate change	-	(3,000)
Valuation allowance	45,800	8,000

Income tax recovery	$ -	$ -

Significant components of deductible temporary differences, unused tax losses, and unused tax credits that have not been included on the balance sheet are as follows:

	2012	2011

Deferred tax assets:
Net operating loss carry-forwards	72,000	26,000

Unrecognized deferred tax assets	$ 72,000	$ 26,000

The Company has approximately $212,000 in net operating losses which may be carried forward and applied against taxable income in future years.  Net operating loss carry-forwards, if not utilized, start to expire in 2028. The benefits of these losses and other tax assets have not been recognized in these financial statements.

Tax attributes are subject to review and potential adjustments by tax authorities.

9.

SUPPLEMENTAL DISCLSOURE WITH RESPECT TO CASH FLOWS

During the year ended July 31, 2012, the Company:

a)

issued 1,000,000 common shares with a fair value of $300,000 for mineral property option.

There were no non-cash transactions for the year ended July 31, 2011.

10.

SEGMENTD INFORMATION

The Company has one reportable segment, being the exploration and development of resource properties.  All assets are held in Canada with the exception of exploration and evaluation assets which are held in Mexico.

Item 9.

Changes in and Disagreements With Accountants on Accounting and

Financial Disclosure.

There have been no changes in and disagreements with our accountants on accounting and financial disclosure from the inception of our company through to the date of this Report.

Item 9A(t).

Controls and Procedures.

(a)

Evaluation of disclosure controls and procedures

Based upon an evaluation of the effectiveness of our disclosure controls and procedures performed by our management, with participation of our Chief Executive Officer and our Chief Financial Officer as of the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures have not been effective as a result of a weakness in the design of internal control over financial reporting.

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

(b)

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of our Chief Executive Officer, our Chief Operating Officer and our Chief Accounting Officer, we conducted an evaluation of the effectiveness of our control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on our evaluation under the framework, management has concluded that our internal control over financial reporting was not effective as of July 31, 2012.

In connection with the preparation of our financial statements for the years ended July 31, 2012 certain internal control weaknesses became evident that, in the aggregate, represent material weaknesses, including: lack of segregation of incompatible duties.

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

(c)

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal controls or in other factors that occurred during our last fiscal year ended July 31, 2012 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.

Other Information.

The Company has evaluated subsequent events for the period July 31, 2012 through the date the financial statements were issued, and concluded there were no other events or transactions occurring during this period that required recognition or disclosure in its financial statements.

PART III

Item 10.

Directors, Executive Officers and Corporate Governance.

Our officer and directors, and their ages and positions, are as follows:

Name	Age	Position
John Schweitzer	45	President, Chief Executive Officer, Secretary, Treasurer and Director
Justin Blanchet	31	Chief Financial Officer and Director
Perparim Alikaj	62	Director
Michael Hofer	38	Director
Frederick J. Sveinson	65	Director
Fred Tejada	53	Director

Our directors will serve in that capacity until our next annual shareholder meeting, or until their successors are elected and qualified. Officers hold their positions at the will of our board of directors. There are no arrangements, agreements or understandings between non-management security holders and management under which non-management security holders may directly or indirectly participate in or influence the management of our affairs.

John H. Schweitzer, President, Chief Executive Officer, Secretary, Treasurer and Director

Mr. Schweitzer has acted as our president, chief executive officer, secretary and treasurer since May 27, 2011. Since June 2004, he has been a partner with the law firm of Stassinopoulos & Schweitzer, APLC, where he has specialized in the practice of litigation of family law, tax and estate and trusts. Mr. Schweitzer has been a member of the California State Bar since 1996. He holds a Juris Doctor degree from Thomas Jefferson School of Law and a Bachelor of Arts degree in human communication from San Diego State University. Prior to his law partnership, Mr. Schweitzer served on active duty as an officer with the United States Marine Corps in support of Operations Enduring and Iraqi Freedom. Prior to the Marine Corps, Mr. Schweitzer was employed by two major private banking firms (Merrill Lynch Trust Company of New York and Northern Trust Bank, respectively) as corporate trustee and vice president where he specialized in international tax and trust agreements; family foundations; charitable planning; planned giving collaboration with national charities; and, investment compliance issues pursuant to the Prudent Investor Act.

Justin Blanchet, CA, CPA (Illinois), Chief Financial Officer and Director

Mr. Blanchet is a member of the Institute of Chartered Accountants of British Columbia and the Illinois Certified Public Accountant Society and brings more than 8 years of mining experience in the areas of financial management, regulatory compliance, tax, treasury, and audit. Mr. Blanchet has held a variety of roles including Chief Financial Officer for a number of public mineral exploration and development companies. Mr. Blanchet holds a Bachelor of Technology in Accounting degree from the British Columbia Institute of Technology.

Perparim Alikaj, Director

Dr. Perparim Alikaj is an internationally recognized geophysicist who is credited with the invention of Real Section Induced Polarization Voltage Domain Induced Polarization geophysics. The largest ore deposit discovered with the Real Section IP technology is the San Nicolas VMS deposit in Mexico containing 65 million tonnes of copper, zinc, silver and gold mineral reserves. Dr. Alikaj is an experienced mineral exploration professional and, in addition to his position as head of the geophysics section, Department of Earth Sciences at Polytechnic University of Tirana, he also acts as the head of an advisory team for Tirex Resources, Ltd., a Canadian mining exploration and development company that trades on Toronto’s TSX Venture Exchange.

Michael Hofer, Director

Michael Hofer is an experienced resource industry professional with a Bachelor of Arts in physical geography/geomorphology and a post baccalaureate in environmental science. Mr. Hofer is a Canadian certified environmental professional (EP) in four different environmental categories as designated by the Canadian Environmental Certification Approvals Board. His industry experience includes managing community, health, safety and environmental responsibilities for companies involved in mineral exploration and for companies transitioning from exploration to mining production. He has worked with mining companies in North America and Europe.

Frederick J. Sveinson, Director

Frederick J. Sveinson is a professional mining engineer with more than 40 years experience in the development and operation of underground mines from 100 to 2,000 tpd in Africa, the United States, South America and Canada, including the Arctic. Senior positions held by Mr. Sveinson have included general manager of Echo Bay’s Lupin and Sunnyside operations and vice-president of Tonto Mining and Dynatec Mining. Mr. Sveinson is currently working as a consulting mining engineer providing services to the mining industry and is a director of a number of private and publicly traded mining exploration and development companies including Banks Island Gold and Tirex Resources.

Fred Tejada, Director

Fred Tejada has 30 years of international mineral industry experience and has a proven record working with both major mining companies and exploration-focused organizations. He is currently president of Tirex Resources Ltd., a Vancouver-based public company with near term production projects in Albania. Prior to this, he was vice-president for exploration of Panoro Minerals Ltd. where he directed resource definition drilling of its two major copper deposits in Peru. For seven years, Mr. Tejada was country manager and president of the Philippine subsidiary companies for Phelps Dodge Exploration Corp. with responsibility over corporate matters and exploration activities from project generation, property acquisitions and permitting.

There have been no transactions between our company and its directors since our company’s last fiscal year which would be required to be reported herein. Mr. Khorchidian held 72,000,000 shares of common stock in our company. Effective June 19, 2012, Mr. Khorchidian cancelled and returned 52,000,000 shares to the company’s treasury, sold 500,000 shares of common stock held in the company to each of the company’s directors for an aggregate of 3,000,000 shares and a share certificate for the balance of 17,000,000 shares was issued to Mr. Khorchidian.

Other Directorships

Our Board consists of six members.  Although, we are not currently subject to any law, rule, or regulation requiring that all or any portion of our Board include “independent” directors, four of our directors are considered to be “independent” directors, as defined in the Marketplace Rules of the NASDAQ.

Board of Directors and Director Nominees

The decisions of the board regarding director nominees are made by persons who have an interest in the outcome of the determination. The board will consider candidates for directors proposed by security holders, although no formal procedures for submitting candidates have been adopted. Unless otherwise determined, at any time not less than 90 days prior to the next annual board meeting at which a slate of director nominees is adopted, the board will accept written submissions from proposed nominees that include the name, address and telephone number of the proposed nominee; a brief statement of the nominee’s qualifications to serve as a director; and a statement as to why the security holder submitting the proposed nominee believes that the nomination would be in the best interests of our security holders. If the proposed nominee is not the same person as the security holder submitting the name of the nominee, a letter from the nominee agreeing to the submission of his or her name for consideration should be provided at the time of submission. The letter should be accompanied by a résumé supporting the nominee's qualifications to serve on the board, as well as a list of references.

The board identifies director nominees through a combination of referrals from different people, including management, existing board members and security holders. Once a candidate has been identified, the board reviews the individual's experience and background and may discuss the proposed nominee with the source of the recommendation. If the board believes it to be appropriate, board members may meet with the proposed nominee before making a final determination whether to include the proposed nominee as a member of the slate of director nominees submitted to security holders for election to the board.

Conflicts of Interest

Our directors are not obligated to commit their full time and attention to our business and, accordingly, they may encounter a conflict of interest in allocating their time between our operations and those of other businesses. In the course of their other business activities, they may become aware of investment and business opportunities which may be appropriate for presentation to us as well as other entities to which they owe a fiduciary duty. As a result, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. They may also in the future become affiliated with entities that are engaged in business activities similar to those we intend to conduct.

We do not have any written procedures in place to address conflicts of interest that may arise between our business and the future business activities of the Board of Directors.

In general, officers and directors of a corporation are required to present business opportunities to the corporation if:

•	the corporation could financially undertake the opportunity;
•	the opportunity is within the corporation’s line of business; and
•	it would be unfair to the corporation and its stockholders not to bring the opportunity to the attention of the corporation.

We have adopted a code of ethics that obligates our directors, officers and employees to disclose potential conflicts of interest and prohibits those persons from engaging in such transactions without our consent.

Significant Employees and Consultants

We have no significant employees other than the officers and directors described above.

Audit Committee Financial Expert

Fred Tejada is an “audit committee financial expert” within the meaning of Item 401(h)(1) of Regulation S-K. In general, an “audit committee financial expert” is an individual member of the audit committee who (a) understands generally accepted accounting principles and financial statements, (b) is able to assess the general application of such principles in connection with accounting for estimates and accruals, (c) has experience preparing, auditing, analyzing or evaluating financial statements comparable to the breadth and complexity of issues that can reasonably be expected to be raised by the company’s financial statements, (d) understands internal controls over financial reporting (e) understands audit committee functions, and (f) is an independent director.

Compensation Committee

We established a compensation committee (the “Compensation Committee”) in June 2012. Our Chief Executive Officer provides input to the Compensation Committee with respect to the individual performance and compensation recommendations for the other executive officers. The Compensation Committee is composed of three directors; namely Fred Tejada, who is also Chair of our Compensation Committee, Michael Hofer, whom have been determined by the Board to be “independent,” as defined in the Marketplace Rules of the NASDAQ, and Justin Blanchet.

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

Item 11.

Executive Compensation.

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers for all services rendered in all capacities to us for the period from our inception through the fiscal period ended July 31, 2012 and for the fiscal year ended July 31, 2011.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen-sation ($)	Change in Pension Value and Nonqualified Deferred Compensation ($)	All Other Compen-sation ($)	Total ($)

Raffi Khorchidian, President, CEO, Secretary, Treasurer & Director	2011 2010	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

John H. Schweitzer, President, CEO, Secretary, Treasurer & Director	2012 2011	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

Justin Blanchet CFO & Director	2012	0	0	0	0	0	0	15,000	15,000

Option/SAR Grants

We made no grants of stock options or stock appreciation rights to Raffi Khorchidian, John Schweitzer, or Justin Blanchet during the fiscal year ending July 31, 2012.

Management Consulting Agreement with Chief Financial Officer

We entered into an Agreement with our CFO, Justin Blanchet for the provision of his services as CFO of our company. This agreement is not for a defined term. Our CFO is paid CAD$5,000 (USD$5,000) per month and is reimbursed for certain expenses incurred in performing his duties to our company. Our CFO provides certain accounting services to our company including, but not limited to, financial and general management duties, accounting, financial and reporting control and regulatory reporting duties. Our company may give written notice to our CFO of our intention to terminate the Agreement on the date therein specified in the notice which shall in any event be a date at least 15 and not more than 30 days after giving of such notice. Our CFO may terminate the Agreement at any time upon providing our company with 60 days’ notice. There is no provision for a payment to be made to our CFO in the event of early termination of the Agreement, without cause.

Compensation of Directors

Our directors do not receive salaries for serving as directors.

Employment contracts and termination of employment and change-in-control arrangements

There are no employment agreements between our company and Raffi Khorchidian, John Schweitzer or Justin Blanchet. We did not pay Mr. Khorchidian, John Schweitzer, or Justin Blanchet any amount for acting as director of the Company.

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

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)
Common Stock	John Schweitzer (2) PO Box 3046 La Jolla, California 92038	500,000	(8)
Common Stock	Justin Blanchet (3) 113 – 100 Klahanie Drive Port Moody, BC, Canada V3H 5K3	500,000	(8)
Common Stock	Perparim Alikaj (4) Rr. Vaso Pasha, P. 27/1 Apt. 17 Tirana, Albania 1019	500,000	(8)
Common Stock	Michael Hofer (5) 8275 Wharton Place Mission, BC, Canada V2V 7A4	500,000	(8)
Common Stock	Frederick J. Sveinson (6) 4655 Britannia Drive Richmond, BC, Canada V7E 6B1	500,000	(8)
Common Stock	Fred Tejada (7) 2 – 10340 156 St. Surrey, BC, Canada V3R 4L8	500,000	(8)
	All Officers and Directors as a Group	3,000,000	4.86%
Common Stock	Raffi Khorchidian 606-610 Granville St. Vancouver, BC, Canada V6C 3T3	17,000,000	27.51%

(1)	Based on 61,800,000 issued and outstanding shares of our common stock as of October 23, 2012.
(2)	John Schweitzer has acted as our President, Chief Executive Officer, Secretary, Treasurer and Director since May 27, 2011.
(3)	Justin Blanchet was appointed as our Chief Financial Officer and Director of our company on March 9, 2012.
(4)	Perparim Alikaj was appointed as a Director of our company on June 8, 2012.
(5)	Michael Hofer was appointed as a Director of our company on June 8, 2012.
(6)	Frederick J. Sveinson was appointed as a Director of our company on June 8, 2012.
(7)	Fred Tejada was appointed as a Director of our company on June 8, 2012.
(8)	Less than 1%

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

Changes in Control

We do not currently have any arrangements which, if consummated, may result in a change of control of our company.

Item 13.

Certain Relationships and Related Transactions, and Director Independence.

Transactions with related persons

Key management personnel comprise of the Chief Executive Officer, Chief Financial Officer, and the Directors of the Company.  The remuneration of the key management personnel is as follows:

a)

Consulting fees of $15,000 (2011 - $Nil) to an officer and director of the Company.

As at July 31, 2012, included in due to related parties is $67,100 (2011 - $44,500) representing advances made by a former director of $30,500 and a current director of $36,600.  The advances are due on demand without interest.

Promoters

The promoter of our company is Skanderbeg Capital Partners Inc.

Item 14.

Principal Accountant Fees and Services.

The following table shows the fees billed by K.R. Margetson Ltd., Chartered Accountant, our current auditors, for the fiscal year ended July 31, 2012 and for the fiscal year ended July 31, 2011:

	Fiscal year ended July 31, 2012	Fiscal year ended July 31, 2011
Audit Fees	$9,265	$ 4,100
Audit Related Fees	$2,200	$ 2,200
Tax Fees	-	-
All Other Fees	-	-

PART IV

Item 15.

Exhibits, Financial Statement Schedules.

(a)

Financial Statements

The following documents are filed under “Item 8. Financial Statements and Supplementary Data,” pages F-1 through F-14, and are included as part of this report:

Financial Statements for the fiscal year ended July 31, 2012

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

32.1

Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2

Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

Interactive data files formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to the Consolidated Financial Statements.

101.INS

XBRL Instance Document

101.SCH

XBRL Taxonomy Extension Schema Document

101.CAL

XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF

XBRL Taxonomy Extension Definition Linkbase Document

101.LAB

XBRL Taxonomy Extension Label Linkbase Document

101.PRE

XBRL Taxonomy Extension Presentation Linkbase Document

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

PATRIOT MINEFINDERS INC.

/s/ John H. Schweitzer

John H. Schweitzer,

President and Chief Executive Officer

s/ Justin Blanchet

Justin Blanchet, CA CPA(Illinois)

Chief Financial Officer and Director

October 29, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ John H. Schweitzer

John H. Schweitzer,

President and Chief Executive Officer

s/ Justin Blanchet

Justin Blanchet, CA CPA(Illinois)

Chief Financial Officer and Director

October 29, 2012