Form 10-Q
period 2012-10-31
Patriot Minefinders Inc.
filed 2012-12-17
CIK 1424864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________________________

FORM 10-Q

____________________________

[ X ]

QUARTERLY REPORT PURSUANT SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2012

[    ]

TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File # 333-149299

PATRIOT MINEFINDERS INC.

(Exact name of small business issuer as specified in its charter)

Nevada

(State or other jurisdiction of incorporation or organization)

30-0692325

(IRS Employer Identification Number)

700 – 510 West Hastings Street, Vancouver, BC  V6B 1L8

(Address of principal executive offices)

(619) 688-6505

(Issuer’s telephone number)

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

[   ] Yes    [ X ] No

As of October 31, 20123, the Issuer had 61,800,000 shares of common stock issued and outstanding.

PART I-FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

The financial statements of Patriot Minefinders Inc. (formerly Atlantic Resource Inc.), (“We”, “Us”, the “Company”, or the “Registrant”) a Nevada corporation, included herein was prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission.  Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company in the Company's Form 10-K for the fiscal year ended July 31, 2012, and all amendments thereto.

(An Exploration Stage Company)

FINANCIAL STATEMENTS

(Expressed in United States Dollars)

(Unaudited)

FOR THE PERIOD ENDED OCTOBER 31, 2012

PATRIOT MINEFINDERS INC

(FORMERLY ATLANTIC RESOURCES INC.)

(A DEVELOPMENT STAGE COMPANY)

INTERIM FINANCIAL STATEMENTS

PERIOD ENDED OCTOBER 31, 2012

PATRIOT MINEFINDERS INC.

(An Exploration Stage Company)

BALANCE SHEETS

(Expressed in United States Dollars)

(Unaudited)

	October 31, 2012	July 31, 2012

ASSETS

Current
Cash	$ 980	$ 1,930
Receivables	13,077	10,228
Prepayments	13,380	19,393

	27,437	31,551

Mineral property (Note 3)	20,000	20,000

	$ 47,437	$ 51,551

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current
Accounts payable and accrued liabilities	$ 225,588	$ 147,387
Due to related parties (Note 4)	67,100	67,100

	292,688	214,487

Stockholders’ equity (deficit)
Capital stock, $0.001 par value, 1,680,000 shares authorized;
61,800,000 shares issued and outstanding (Note 5)	61,800	61,800
Additional paid-in-capital (Note 5)	(12,600)	(12,600)
Deficit accumulated during the exploration stage	(294,451)	(212,136)

	(245,251)	(162,936)

	$ 47,437	$ 51,551

Nature and continuance of operations (Note 1)

The accompanying notes are an integral part of these financial statements.

PATRIOT MINEFINDERS INC.

(An Exploration Stage Company)

STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS

(Expressed in United States Dollars)

(Unaudited)

	For the three months ended October 31, 2012	For the three months ended October 31, 2011	Cumulative During the Exploration Stage February 9, 2007 (inception) to October 31, 2012

EXPENSES
Consulting	$ 17,243	$ -	$ 40,113
Filing	9,981	-	25,976
General and administrative	29,605	3,785	77,140
Geological, mineral, and prospect costs	-	-	12,500
Professional fees	3,933	4,073	75,038
Promotion	21,553	-	63,684

Loss and comprehensive loss	$ (82,315)	$ (7,858)	$ (294,451)

Basic and diluted loss per common share	$ (0.00)	$ (0.00)

Weighted average number of common shares outstanding	61,800,000	60,800,000

The accompanying notes are an integral part of these financial statements.

PATRIOT MINEFINDERS INC.

(An Exploration Stage Company)

STATEMENT OF CASH FLOWS

(Expressed in United States Dollars)

(Unaudited)

	For the three months ended October 31, 2012	For the three months ended October 31, 2011	Cumulative During the Exploration Stage February 9, 2007 (inception) to October 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (82,315)	$ (7,858)	$ (294,451)

Non-cash working capital item changes:
Receivables	(2,849)	-	(13,077)
Prepayments	6,013	-	(13,380)
Accounts payables and accrued liabilities	78,201	7,480	225,588

Net cash used in operating activities	(950)	(378)	(95,320)

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock issued	-	-	29,200
Due to related parties	-	-	67,100

Net cash provided by investing activities	-	-	96,300

Change in cash for the period	(950)	(378)	980

Cash, beginning of period	1,930	1,471	-

Cash, end of period	$ 980	$ 1,093	$ 980

Interest	$ -	$ -	$ -
Income taxes	$ -	$ -	$ -

There were no non-cash transactions for the three month periods ended October 31, 2012 and October 31, 2011.

The accompanying notes are an integral part of these financial statements.

PATRIOT MINEFINDERS INC.

(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Expressed in United States Dollars)

(Unaudited)

	Common Stock
	Number	Amount	Additional Paid-in-Capital	Deficit	Total

Balance as at February 9, 2007	-	$ -	$ -	$ -	$ -
Private placement	60,800,000	60,800	(31,600)	-	29,200
Loss for the period	-	-	-	(9,059)	(9,059)

Balance as at July 31, 2007	60,800,000	60,800	(31,600)	(9,059)	20,141
Loss for the year	-	-	-	(23,857)	(23,857)

Balance as at July 31, 2008	60,800,000	60,800	(31,600)	(32,916)	(3,716)
Loss for the year	-	-	-	(11,552)	(11,552)

Balance as at July 31, 2009	60,800,000	60,800	(31,600)	(44,468)	(15,268)
Loss for the year	-	-	-	(16,911)	(16,911)

Balance as at July 31, 2010	60,800,000	60,800	(31,600)	(61,379)	(32,179)
Loss for the year	-	-	-	(16,000)	(16,000)

Balance as at July 31, 2011	60,800,000	60,800	(31,600)	(77,379)	(48,179)
Stock issued for mineral property	1,000,000	1,000	19,000	-	20,000
Loss for the year	-	-	-	(134,757)	(134,757)

Balance as at July 31, 2012	61,800,000	$ 61,800	$ (12,600)	$ (212,136)	$ (162,936)
Loss for the period	-	-	-	(82,315)	(82,315)

Balance as at October 31, 2012	61,800,000	61,800	(12,600)	(294,451)	(245,251)

The accompanying notes are an integral part of these financial statements.

PATRIOT MINEFINDERS INC.

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE PERIOD ENDED OCTOBER 31, 2012

(Unaudited)

1.

NATURE AND CONTINUANCE OF OPERATIONS

Atlantic Resources Inc. was incorporated in the State of Nevada on February 9, 2007 and is in the exploration stage. On March 29, 2012, Atlantic Resources Inc. merged with and into our wholly-owned subsidiary Patriot Minefinders Inc. (the “Company”), a Nevada corporation, to effect a name change from Atlantic Resources Inc. to Patriot Minefinders Inc.  The Company was formed solely for the change of name.  The Company is engaged in activities related to the exploration for mineral resources in Mexico.  The Company acquired a mineral property claim located in the Province of British Columbia, Canada, but allowed the claim to lapse on October 6, 2010.

The Company is in the early stages of exploration and as is common with any exploration company, it raises financing for its exploration and acquisition activities.  These financial statements have been prepared o the going concern basis, which presumes that the Company will continue operation for the foreseeable future and will be able to realize assets and discharge liabilities in the normal course of business.  The Company has incurred a loss of $82,315 for the period ended October 31, 2012 and has accumulated a deficit during the exploration stage of $294,451.  This raises substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan, which is typical for junior exploration companies.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management of the Company (“Management”) is of the opinion that sufficient financing will be obtained from external financing and further share issuances to meet the Company’s obligations.  At October 31, 2012, the Company has working capital deficiency of $265,251, which would not be sufficient to fund the current level of operations.

2.

BASIS OF PREPARATION

Generally accepted accounting principles

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and the rules and regulations of the United States Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, stockholders’ deficit or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The unaudited interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the year ended July 31, 2012. The interim results for the period ended October 31, 2012 are not necessarily indicative of the results for the full fiscal year.

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

PATRIOT MINEFINDERS INC.

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE PERIOD ENDED OCTOBER 31, 2012

(Unaudited)

3.

MINERAL PROPERTY OPTION

Title to mineral properties

Title to mineral properties involves certain inherent risks due to the difficulties of determining the validity of certain mineral titles as well as the potential for problems arising from the frequently ambiguous conveyancing history characteristic of many mineral properties. The Company has investigated title to all of its mineral properties and, to the best of its knowledge, title to all of its properties are in good standing.

La Buena, Mexico

During the year ended July 31, 2012, the Company entered in to an assignment agreement with Skanderbeg Capital Partners Inc. (“Skanderbeg”) whereby the Company can earn a 50% interest in the La Buena mineral claims located in Mexico.

Skanderbeg entered in to an option agreement with San Marco Resources Inc. (“San Marco”) dated February 28, 2012, wherein Skanderbeg had an option to acquire from San Marco a 50% interest in the La Buena mineral claims.  Skanderbeg assigned its interest in the Option to the Company for $100,000, which consists of the costs paid by Skanderbeg to date to San Marco as part of the option agreement.  The Company has not yet made that payment.

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

4.

RELATED PARTY TRANSACTIONS

Key management personnel comprise of the Chief Executive Officer, Chief Financial Officer, and the Directors of the Company.  The remuneration of the key management personnel is as follows:

a)

Consulting fees of $15,000 (2011 - $Nil) to an officer and director of the Company.

As at October 31, 2012, included in due to related parties is $67,100 (2011 - $44,500) representing advances made by a former director of $30,500 and a current director of $36,600.  The advances are due on demand without interest.

5.

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

PATRIOT MINEFINDERS INC.

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE PERIOD ENDED OCTOBER 31, 2012

(Unaudited)

5.

CAPITAL STOCK AND ADDITIONAL PAID-IN-CAPITAL (cont’d…)

The effect of these transactions has been retroactively applied to the financial statements.

The Company issued 1,000,000 restricted common shares to San Marco as part of the La Buena option agreement (Note 3).

6.

SEGMENTD INFORMATION

The Company has one reportable segment, being the exploration and development of resource properties.  All assets are held in Canada with the exception mineral property options which relate to assets held in Mexico.

7.

SUBSEQUENT EVENTS

On November 28, 2012, the “Company” entered into a Letter of Intent (“LOI”) with Bearing Resources Ltd. (“Bearing”) whereby the Company may earn up to a 75% interest in the Kilometer 66 (“Km 66”) silver-gold-lead-zinc property located in Durango, Mexico.

Pursuant to the terms of the LOI, a definitive agreement will include the following terms:

•

The Company will assume the remaining obligations of the underlying option agreement with the Mexican vendors who will retain 3% net smelter return (“NSR”).

•

The Company shall pay the following:

o

$150,000 on signing the definitive agreement (the “Effective Date”);

o

$150,000 on the first anniversary of the Effective Date;

o

$400,000 on the second anniversary of the Effective Date;

o

$500,000 on the third anniversary of the Effective Date;

o

$7,875,000 at the end of year five.

•

Upon execution and delivery of the definitive agreement, an amount equal to the estimated land taxes payable for the period commencing on the Effective Date and ending December 31, 2013, on the Effective Date.

•

At the Company’s election, it may purchase the property outright on the first anniversary for $5,575,000 or after the second anniversary for $5,875,000 or after the third anniversary for U$6,875,000.

•

The Company may purchase up to 1% of the NSR for $650,000 per half-percent and shall retain a right of first refusal to purchase the remaining 2% NSR.

•

The Company must undertake work expenditures totaling $2,000,000 before April 23, 2015, of which $200,000 must be completed before April 23, 2013, $300,000 before April 23, 2014, and $1,300,000 before April 23, 2015; maintain the property in good standing; complete a bankable feasibility study by the eighth anniversary; and pay Bearing on signing of the definitive agreement 1,200,000 shares in the common stock of the Company.

•

Should the Company complete all its work commitments and payment obligations but fail to prepare a bankable feasibility study by the eighth anniversary is shall be deemed to have earned a 65% interest.

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

Plan of Operation

As at October 31, 2012, we had a cash balance of $980, compared to a cash balance of $1,930 as of July 31, 2012. Our plan of operation for the next twelve months is the exploration and development of our Mexican mineral property.

Our plan of operation for the twelve months is to commence an initial phase of exploration on tour Mexican projects.  We estimate that the cost of the initial aggregated exploration will be approximately $1,000,000.

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

Our current cash on hand will not be sufficient to acquire any resource property and additional funds will be required to earn-in to the La Buena and Km 66 properties. As a reporting company we will need to maintain our periodic filings with the appropriate regulatory authorities and will incur legal and accounting costs. If no other such opportunities are available and we cannot raise additional capital to sustain minimum operations, we may be forced to discontinue business. We do not have any specific alternative business opportunities in mind and have not planned for any such contingency.

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

Results of Operations for Period Ending October 31, 2012

The following unaudited summary of our results of operations should be read in conjunction with our financial statements for the three month periods ended October 31, 2012 and 2011.

We have not generated any revenue since inception and are dependent upon obtaining financing to pursue our business activities. For these reasons, our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Results of Operations for the Three Months Ended October 31, 2012 and 2011

Our operating results for the three month periods ended October 31, 2012 and 2011 and the changes between those periods for the respective items are summarized as follows:

		For the three months ended October 31, 2012		For the three months ended October 31, 2011		Change between three months ended October 31, 2012 and October 31, 2011
Revenue	$	Nil	$	Nil	$	Nil
Consulting		$17,243	$	Nil		$17,243
Filing		$9,981	$	Nil		$9,981
General and administrative		$29,605		$3,785		$25,820
Geological, mineral, and prospect costs	$	Nil	$	Nil	$	Nil
Professional fees		$3,933		$4,073		$(140)
Promotion		$21,553	$	Nil		$21,553
Net loss		$(82,315)		$(7,858)		$(74,457)

Our expenses increased during the three month period ended October 31, 2012 compared to the same period in 2011 primarily as a result of the Company becoming active in the current period in actively seeking out projects and promotion of the Company resulting in increases in consulting, filing fees, general and administrative, and promotion expenses.

Liquidity and Capital Resources

Working Capital

	At October 31, 2012	At July 31, 2012	Change between October 31, 2012 and October 31, 2011
Current Assets	$27,437	$31,551	$(4,114)
Current Liabilities	$292,688	$214,487	$78,201
Working Capital/(Deficit)	$(265,251)	$(182,936)	$(82,315)

Cash Flows

		For the three months ended October 31, 2012		For the three months ended October 31, 2011	Period from inception February 9, 2007 to October 31, 2012
Cash Flows (used in) Operating Activities		$(950)		$(378)	$(95,320)
Cash Flows provided by Financing Activities	$	Nil	$	Nil	$96,300
Net Increase(Decrease) in Cash During Period		$(950)		$(378)	$980

As of October 31, 2012, our current assets were $27,437 and our current liabilities were $292,688 and we had a working capital deficit of $265,251. Our unaudited financial statements report a net loss of $82,315 for the three months ended October 31, 2012 compare to our net loss of $7,858 for the same period in 2011 and a net loss of $294,451 for the period February 9, 2007 (inception) to October 31, 2012.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our chief executive officer and chief financial officer concluded that our internal control over financial reporting was not effective as of October 31, 2012 because the following material weakness in internal control over financial reporting existed as of that date.

(i)

lack of segregation of incompatible duties due to insufficient personnel; and

(ii)

Insufficient Board of Directors representation.

Though no material misstatements have resulted, our management has determined that until such time as sufficient representation on our Board of Directors can be achieved the Company's inability to formulate an audit committee represents a significant risk.

A material weakness is a deficiency or a combination of control deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis.

Changes in Internal Control over Financial Reporting

The above noted deficiency in internal control was not reported in earlier financial statements as management thought that the lack of operations made up these weaknesses.  Accordingly, there has been no change in the Company's internal control over financial reporting during the period ended October 31, 2012, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.  However, as noted above, there has been a change in management's evaluation of those controls.

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

By: /s/ Justin Blanchet

Justin Blanchet, CA, CPA, Chief Financial Officer

Date:  December 17, 2012