Form 10-Q
period 2013-01-31
Patriot Minefinders Inc.
filed 2013-03-18
CIK 1424864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2013

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-149299

PATRIOT MINEFINDERS INC.

(Exact name of registrant as specified in its charter)

Nevada	30-0692325
(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)

700-510 West Hastings Street Vancouver, BC, V6B1L8
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

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act). [  ]Yes [X] No

As of January 31, 2013 the Issuer had 62,200,000 shares of common stock issued and outstanding.

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

PATRIOT MINEFINDERS INC

(FORMERLY ATLANTIC RESOURCES INC.)

(A DEVELOPMENT STAGE COMPANY)

INTERIM FINANCIAL STATEMENTS

PERIOD ENDED JANUARY 31, 2013

(An Exploration Stage Company)

FINANCIAL STATEMENTS

(Expressed in United States Dollars)

(Unaudited)

FOR THE PERIOD ENDED JANUARY 31, 2013

PATRIOT MINEFINDERS INC.

(An Exploration Stage Company)

BALANCE SHEETS

(Expressed in United States Dollars)

	January 31, 2013	July 31, 2012

ASSETS

Current
Cash	$ 274	$ 1,930
Receivables	18,495	10,228
Prepayments	8,020	19,393

	26,789	31,551

Mineral property (Note 3)	-	20,000

	$26,789	$51,551

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current
Accounts payable and accrued liabilities	$315,633	$147,387
Due to related parties (Note 4)	30,500	67,100

	346,133	214,487

Stockholders’ equity (deficit)
Capital stock, $0.001 par value, 1,680,000 shares authorized;
62,200,000 shares issued and outstanding (Note 5)	62,200	61,800
Additional paid-in-capital (Note 5)	79,000	(12,600)
Deficit accumulated during the exploration stage	(460,544)	(212,136)

	(319,344)	(162,936)

	$ 26,789	$ 51,551

Nature and continuance of operations (Note 1)

The accompanying notes are an integral part of these financial statements.

PATRIOT MINEFINDERS INC.

(An Exploration Stage Company)

STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS

(Expressed in United States Dollars)

	For the three months ended		For the six months ended
	January 31, 2013	January 31, 2012	January 31, 2013	January 31, 2012	Cumulative During the Exploration Stage February 9, 2007 (inception) to January 31, 2013

EXPENSES
Consulting	$ 19,900	$ -	$ 37,143	$ -	$ 60,013
Filing and regulatory	4,615	-	14,596	-	30,591
General and administrative	15,478	7,211	45,083	10,995	92,618
Geological, mineral, and prospect costs	-	-	-	-	12,500
Professional fees	5,735	1,885	9,668	5,958	80,773
Promotion and shareholder communication	8,365	-	29,918	-	72,049

	(54,093)	(9,096)	(136,408)	(16,953)	(348,544)
OTHER ITEMS
Write-down of mineral properties	(112,000)	-	(112,000)	-	(112,000)

Loss and comprehensive loss	$(166,093)	$ (9,096)	$ (248,408)	$ (16,953)	$ (460,544)

Basic and diluted loss per common share	$(0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average number of common shares outstanding	61,804,348	60,800,000	61,802,174	60,800,000

The accompanying notes are an integral part of these financial statements.

PATRIOT MINEFINDERS INC.

(An Exploration Stage Company)

STATEMENT OF CASH FLOWS

(Expressed in United States Dollars)

	For the six months ended January 31, 2013	For the six months ended January 31, 2012	Cumulative During the Exploration Stage February 9, 2007 (inception) to January 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (248,408)	$ (16,953)	$ (460,544)
Items not affecting cash:
Write-down of mineral properties	112,000	-	112,000

Non-cash working capital item changes:
Receivables	(8,267)	-	(18,495)
Prepayments	11,373	(4,450)	(8,020)
Accounts payables and accrued liabilities	131,646	8,905	279,033

Net cash used in operating activities	(1,656)	(12,498)	(96,026)

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock issued	-	-	29,200
Due to related parties	-	12,000	67,100

Net cash provided by investing activities	-	12,000	96,300

Change in cash for the period	(1,656)	(498)	274

Cash, beginning of period	1,930	1,471	-

Cash, end of period	$ 274	$ 973	$ 274

Interest	$ -	$ -	$ -
Income taxes	$ -	$ -	$ -

Supplemental disclosure with respect to cash flows (Note 7)

The accompanying notes are an integral part of these financial statements.

PATRIOT MINEFINDERS INC.

(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Expressed in United States Dollars)

	Common Stock
	Number	Amount	Additional Paid-in-Capital	Deficit	Total

Balance as at February 9, 2007	-	$ -	$ -	$ -	$ -
Private placement	60,800,000	60,800	(31,600)	-	29,200
Loss for the period	-	-	-	(9,059)	(9,059)

Balance as at July 31, 2007	60,800,000	60,800	(31,600)	(9,059)	20,141
Loss for the year	-	-	-	(23,857)	(23,857)

Balance as at July 31, 2008	60,800,000	60,800	(31,600)	(32,916)	(3,716)
Loss for the year	-	-	-	(11,552)	(11,552)

Balance as at July 31, 2009	60,800,000	60,800	(31,600)	(44,468)	(15,268)
Loss for the year	-	-	-	(16,911)	(16,911)

Balance as at July 31, 2010	60,800,000	60,800	(31,600)	(61,379)	(32,179)
Loss for the year	-	-	-	(16,000)	(16,000)

Balance as at July 31, 2011	60,800,000	60,800	(31,600)	(77,379)	(48,179)
Stock issued for mineral property	1,000,000	1,000	19,000	-	20,000
Loss for the year	-	-	-	(134,757)	(134,757)

Balance as at July 31, 2012	61,800,000	$ 61,800	$ (12,600)	$ (212,136)	$ (162,936)
Stock issued for mineral property	400,000	400	91,600	-	92,000
Loss for the period	-	-	-	(248,408)	(248,408)

Balance as at January 31, 2013	62,200,000	$ 62,200	$ 79,000	$ (460,544)	$ (319,344)

The accompanying notes are an integral part of these financial statements.

PATRIOT MINEFINDERS INC.

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE PERIOD ENDED JANUARY 31, 2013

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

The Company is in the early stages of exploration and as is common with any exploration company, it raises financing for its exploration and acquisition activities.  These financial statements have been prepared o the going concern basis, which presumes that the Company will continue operation for the foreseeable future and will be able to realize assets and discharge liabilities in the normal course of business.  The Company has incurred a loss of $164,408 for the six month period ended January 31, 2013 and has accumulated a deficit during the exploration stage of $376,544.  This raises substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan, which is typical for junior exploration companies.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management of the Company (“Management”) is of the opinion that sufficient financing will be obtained from external financing and further share issuances to meet the Company’s obligations.  At January 31, 2013, the Company has working capital deficiency of $319,344, which would not be sufficient to fund the current level of operations.

2.

BASIS OF PREPARATION

Generally accepted accounting principles

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and the rules and regulations of the United States Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, stockholders’ deficit or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The unaudited interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the year ended July 31, 2012. The interim results for the period ended January 31, 2013 are not necessarily indicative of the results for the full fiscal year.

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

FOR THE PERIOD ENDED JANUARY 31, 2013

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

During the period ended January 31, 2013, the Company decided not to move forward with the La Buena project and issued 400,000 restricted common shares and subsequent to January 31, 2013 paid $10,000 in lieu of any future obligations as stated above.

KM 66, Mexico

Subsequent to January 31, 2013, the Company entered in to a definitive agreement (“Agreement”) with Bearing Resources Ltd. (“Bearing”) whereby the Company could earn a 75% interest in the KM 66 Property in Mexico.  In order for the Company to earn its interest, the Company must complete the following:

a)

Pay $150,000 on the signing of the Agreement (“Effective Date”) ($50,000 paid subsequent to January 31, 2013), issue 1,200,000 common shares (issued subsequent to January 31, 2013) and pay the estimated land taxes for the calendar year ended 2013;

b)

Complete $200,000 in exploration expenditures by June 30, 2013;

c)

Pay $150,000 on the first anniversary of the Effective Date;

d)

Complete $300,000 in exploration expenditures by April 23, 2014;

e)

Pay $400,000 on the second anniversary of the Effective Date;

f)

Complete $1,300,000 in exploration expenditures by April 23, 2015

g)

Pay $500,000 on the third anniversary of the Effective Date; and

h)

Pay $7,875,000 on the fourth anniversary of the Effective Date.

The Company must keep the property in good standing and complete a bankable feasibility study by the eighth anniversary of the Effective Date.  Should the Company complete the above but not complete the bankable feasibility study, the Company will have earned a 65% interest in the KM 66 project.

PATRIOT MINEFINDERS INC.

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE PERIOD ENDED JANUARY 31, 2013

(Unaudited)

3.

MINERAL PROPERTY OPTION (cont’d…)

KM 66, Mexico (cont’d…)

The Company may elect to purchase the property outright for $5,575,000, $5,875,000, or $6,875,000 on the first, second, or third anniversaries respectively.

4.

RELATED PARTY TRANSACTIONS

Key management personnel comprise of the Chief Executive Officer, Chief Financial Officer, and the Directors of the Company.  The remuneration of the key management personnel is as follows:

a)

Consulting fees of $30,000 (2011 - $Nil) to an officer and director of the Company.

As at January 31, 2013, included in due to related parties is $30,500 (2012 - $56,500) representing advances made by a former director of $30,500.  The advances are due on demand without interest.

5.

CAPITAL STOCK AND ADDITIONAL PAID-IN-CAPITAL

During the period ended January 31, 2013:

The Company issued 400,000 restricted common shares to San Marco as part of the La Buena option agreement (Note 3).

During the year ended July 31, 2012:

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

7.

SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

Significant non-cash transactions for the period ended January 31, 2013 included issuing 400,000 restricted common shares for mineral properties (Note 3).

There were no significant non-cash transactions for the period ended January 31, 2012.

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

Plan of Operation

As at January 31, 2013, we had a cash balance of $274, compared to a cash balance of $1,930 as of July 31, 2012. Our plan of operation for the next twelve months is the exploration and development of our Mexican mineral property.

Our plan of operation for the twelve months is to commence an initial phase of exploration on our Mexican projects.  We estimate that the cost of the initial aggregated exploration will be approximately $1,000,000.

As well, we anticipate spending an additional $225,000 on administrative fees, including fees payable in connection with our filing obligations as a reporting issuer, and cash payments under the Definitive Agreement with KM 66 Property.  Total expenditures over the next 12 months are therefore expected to be approximately $1,025,000.

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

Our current cash on hand will not be sufficient to acquire any resource property and additional funds will be required to earn-in to the Km 66 properties. As a reporting company we will need to maintain our periodic filings with the appropriate regulatory authorities and will incur legal and accounting costs. If no other such opportunities are available and we cannot raise additional capital to sustain minimum operations, we may be forced to discontinue business. We do not have any specific alternative business opportunities in mind and have not planned for any such contingency.

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

Results of Operations for Period Ending January 31, 2013

The following unaudited summary of our results of operations should be read in conjunction with our financial statements for the three month periods ended January 31, 2013 and 2012.

We have not generated any revenue since inception and are dependent upon obtaining financing to pursue our business activities. For these reasons, our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Results of Operations for the Three Months Ended January 31, 2013 and 2012

Our operating results for the three month periods ended January 31, 2013 and 2012 and the changes between those periods for the respective items are summarized as follows:

		For the six months ended January31, 2013		For the six months ended January 31, 2012		Change between three months ended January 31, 2013 and January 31, 2012
Revenue	$	Nil	$	Nil	$	Nil
Consulting		$37,143	$	Nil		$37,143
Filing and regulatory		$14,596	$	Nil		$14,596
General and administrative		$45,083		$10,995		$34,088
Geological, mineral, and prospect costs	$	Nil	$	Nil	$	Nil
Professional fees		$9,668		$5,958		$3,710
Promotion and shareholder communication		$29,918	$	Nil		$29,918
Write-down of mineral properties		$28,000	$	Nil		$28,000
Net loss		$(164,408)		$(16,953)		$(147,455)

Our expenses increased during the three month period ended January 31, 2013 compared to the same period in 2012 primarily as a result of the Company becoming active in the current period in actively seeking out projects and promotion of the Company resulting in increases in consulting, filing fees, general and administrative, and promotion expenses.

Liquidity and Capital Resources

Working Capital

	At January 31, 2013	At July 31, 2012	Change between January 31, 2013 and July 31, 2012
Current Assets	$26,789	$31,551	$(4,762)
Current Liabilities	$346,133	$214,487	$131,646
Working Capital/(Deficit)	$(319,344)	$(182,936)	$(136,408)

Cash Flows

		For the six months ended January 31, 2013	For the six months ended January 31, 2012	Period from inception February 9, 2007 to January 31, 2013
Cash Flows (used in) Operating Activities		$(1,656)	$(12,498)	$(96,026)
Cash Flows provided by Financing Activities	$	Nil	$12,000	$96,300
Net Increase(Decrease) in Cash During Period		$274	$(498)	$274

As of January 31, 2013, our current assets were $26,789 and our current liabilities were $346,133 and we had a working capital deficit of $319,344. Our unaudited financial statements report a net loss of $164,408 for the six months ended January 31, 2013 compared to our net loss of $16,953 for the same period in 2012 and a net loss of $376,544 for the period February 9, 2007 (inception) to January 31, 2013.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our chief executive officer and chief financial officer concluded that our internal control over financial reporting was not effective as of January 31, 2013 because the following material weakness in internal control over financial reporting existed as of that date.

(i)

lack of segregation of incompatible duties due to insufficient personnel.

A material weakness is a deficiency or a combination of control deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis.

Changes in Internal Control over Financial Reporting

The above noted deficiency in internal control was not reported in earlier financial statements as management thought that the lack of operations made up for these weaknesses.  Accordingly, there has been no change in the Company's internal control over financial reporting during the period ended January 31, 2013, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.  However, as noted above, there has been a change in management's evaluation of those controls.

PART II-OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS.

None

ITEM 1A.

 RISK FACTORS.

Not Applicable.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.

(REMOVED AND RESERVED).

ITEM 5.

OTHER INFORMATION.

On February 1, 2013, Patriot Minefinders Inc. issued a news release to announce the appointment of John LaGourgue as Chief Executive Officer and Director of the Company.  Concurrently, Mr. John Schweitzer resigned from the Board of Directors and as Chief Executive Officer effective January 31, 2013.

The Company’s current board of directors is comprised of Fred Tejada, Fred Sveinson, Justin Blanchet, Michael Hofer, Perparim Alikaj and John LaGourgue.

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

By: /s/ John LaGourgue

John LaGourgue, Chief Executive Officer

Date:  March 18, 2013