Form 10-Q
period 2013-04-30
Patriot Minefinders Inc.
filed 2013-06-14
CIK 1424864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2013

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

As of April 30, 2013 the Issuer had 62,200,000 shares of common stock issued and outstanding.

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

(An Exploration Stage Company)

FINANCIAL STATEMENTS

(Expressed in United States Dollars)

(Unaudited)

FOR THE PERIOD ENDED APRIL 30, 2013

PATRIOT MINEFINDERS INC.

(An Exploration Stage Company)

BALANCE SHEETS

(Expressed in United States Dollars)

	April 30, 2013	July 31, 2012

ASSETS

Current
Cash	$ 512	$ 1,930
Receivables	27,363	10,228
Prepayments	3,208	19,393

	31,083	31,551

Mineral property (Note 3)	-	20,000

	$ 31,083	$ 51,551

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current
Accounts payable and accrued liabilities	$ 491,120	$ 147,387
Due to related parties (Note 4)	30,500	67,100

	521,620	214,487

Stockholders’ equity (deficit)
Capital stock, $0.001 par value, 1,680,000 shares authorized;
62,200,000 shares issued and outstanding (Note 5)	62,200	61,800
Additional paid-in-capital (Note 5)	79,000	(12,600)
Deficit accumulated during the exploration stage	(631,737)	(212,136)

	(490,537)	(162,936)

	$ 31,083	$ 51,551

Nature and continuance of operations (Note 1)

The accompanying notes are an integral part of these financial statements.

PATRIOT MINEFINDERS INC.

(An Exploration Stage Company)

STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS

(Expressed in United States Dollars)

	For the three months ended		For the nine months ended		Cumulative During the Exploration Stage
	April 30, 2013	April 30, 2012	April 30, 2013	April 30, 2012	February 9, 2007 (inception) to April 30, 2013

EXPENSES
Consulting	$ 27,293	$ -	$ 64,436	$ -	$ 87,306
Filing and regulatory	5,543	-	20,139	-	36,134
General and administrative	20,712	7,386	65,795	18,381	113,330
Geological, mineral, and prospect costs	10,000-	-	10,000	-	22,500
Professional fees	16,149	13,315	25,817	19,272	96,922
Promotion and shareholder communication	41,496	-	71,414	-	113,545

	(121,193)	(20,701)	(257,601)	(37,653)	(469,737)
OTHER ITEMS
Write-down of mineral properties	(50,000)	-	(162,000)	-	(162,000)

Loss and comprehensive loss	$ (171,193)	$ (20,701)	$ (419,601)	$ (37,653)	$ (631,737)

Basic and diluted loss per common share	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.00)

Weighted average number of common shares outstanding	62,200,000	60,800,000	61,930,403	60,800,000

The accompanying notes are an integral part of these financial statements.

PATRIOT MINEFINDERS INC.

(An Exploration Stage Company)

STATEMENT OF CASH FLOWS

(Expressed in United States Dollars)

	For the nine months ended April 30, 2013	For the nine months ended April 30, 2012	Cumulative During the Exploration Stage February 9, 2007 (inception) to April 30, 2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (419,601)	$ (37,653)	$ (631,737)
Items not affecting cash:
Write-down of mineral properties	162,000	-	162,000

Non-cash working capital item changes:
Receivables	(17,135)	(1,296)	(27,363)
Prepayments	16,185	(5,623)	(3,208)
Accounts payables and accrued liabilities	257,133	26,937	404,520

Net cash used in operating activities	(1,418)	(17,635)	(95,788)

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock issued	-	-	29,200
Due to related parties	-	22,600	67,100

Net cash provided by investing activities	-	22,600	96,300

Change in cash for the period	(1,418)	4,965	512

Cash, beginning of period	1,930	1,471	-

Cash, end of period	$ 512	$ 6,436	$ 512

Interest	$ -	$ -	$ -
Income taxes	$ -	$ -	$ -

Supplemental disclosure with respect to cash flows (Note 7)

The accompanying notes are an integral part of these financial statements.

PATRIOT MINEFINDERS INC.

(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Expressed in United States Dollars)

	Common Stock
	Number	Amount	Additional Paid-in-Capital	Deficit	Total

Balance as at February 9, 2007	-	$ -	$ -	$ -	$ -
Private placement	60,800,000	60,800	(31,600)	-	29,200
Loss for the period	-	-	-	(9,059)	(9,059)

Balance as at July 31, 2007	60,800,000	60,800	(31,600)	(9,059)	20,141
Loss for the year	-	-	-	(23,857)	(23,857)

Balance as at July 31, 2008	60,800,000	60,800	(31,600)	(32,916)	(3,716)
Loss for the year	-	-	-	(11,552)	(11,552)

Balance as at July 31, 2009	60,800,000	60,800	(31,600)	(44,468)	(15,268)
Loss for the year	-	-	-	(16,911)	(16,911)

Balance as at July 31, 2010	60,800,000	60,800	(31,600)	(61,379)	(32,179)
Loss for the year	-	-	-	(16,000)	(16,000)

Balance as at July 31, 2011	60,800,000	60,800	(31,600)	(77,379)	(48,179)
Stock issued for mineral property	1,000,000	1,000	19,000	-	20,000
Loss for the year	-	-	-	(134,757)	(134,757)

Balance as at July 31, 2012	61,800,000	$ 61,800	$ (12,600)	$ (212,136)	$ (162,936)
Stock issued for mineral property	400,000	400	91,600	-	92,000
Loss for the period	-	-	-	(419,601)	(419,601)

Balance as at April 31, 2013	62,200,000	$ 62,200	$ 79,000	$ (631,737)	$ (490,537)

The accompanying notes are an integral part of these financial statements.

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

The Company is in the early stages of exploration and as is common with any exploration company, it raises financing for its exploration and acquisition activities.  These financial statements have been prepared on the going concern basis, which presumes that the Company will continue operation for the foreseeable future and will be able to realize assets and discharge liabilities in the normal course of business.  The Company has incurred a loss of $419,601, for the nine month period ended April 30, 2013 and has accumulated a deficit during the exploration stage of $631,737.  This raises substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan, which is typical for junior exploration companies.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management of the Company (“Management”) is of the opinion that sufficient financing will be obtained from external financing and further share issuances to meet the Company’s obligations.  At April 30, 2013, the Company has working capital deficiency of $490,537, which would not be sufficient to fund the current level of operations.

2.

BASIS OF PREPARATION

Generally accepted accounting principles

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and the rules and regulations of the United States Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, stockholders’ deficit or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The unaudited interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the year ended July 31, 2012. The interim results for the period ended April 30, 2013 are not necessarily indicative of the results for the full fiscal year.

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

During the period ended April 30, 2013, the Company decided not to move forward with the La Buena project and issued 400,000 restricted common shares and paid $10,000 in lieu of any future obligations as stated above.

KM 66, Mexico

During the period ended April 30, 2013, the Company entered in to a definitive agreement (“Agreement”) with Bearing Resources Ltd. (“Bearing”) whereby the Company could earn a 75% interest in the KM 66 Property in Mexico.  In order for the Company to earn its interest, the Company must pay $9,075,000 ($50,000 paid), complete $1,300,000 in exploration expenditures, issue 1,200,000 common shares of the Company, and pay the estimated land taxes over a four year period.

The Company must keep the property in good standing and complete a bankable feasibility study by the eighth anniversary of the Effective Date.  Should the Company complete the above but not complete the bankable feasibility study, the Company will have earned a 65% interest in the KM 66 project.

During the period ended April 30, 2013, the Company decided not to move forward with the KM 66 project and recognized a loss of $50,000 on the statement of comprehensive loss.

4.

RELATED PARTY TRANSACTIONS

Key management personnel comprise of the Chief Executive Officer, Chief Financial Officer, and the Directors of the Company.  The remuneration of the key management personnel is as follows:

a)

Consulting fees of $56,000 (2012 - $Nil) to two officers and directors of the Company.

As at April 30, 2013, included in due to related parties is $150,974 (2012 - $67,100) including advances made by a former director of $30,500.  The advances are due on demand without interest.

5.

CAPITAL STOCK AND ADDITIONAL PAID-IN-CAPITAL

During the period ended April 30, 2013:

The Company issued 400,000 restricted common shares to San Marco as part of the La Buena option agreement (Note 3).  The shares were valued at $.23 each, which represented the fair value at the time of issue.

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

SEGMENTED INFORMATION

The Company has one reportable segment, being the exploration and development of resource properties.  All assets are held in Canada with the exception of exploration and evaluation assets which are held in Mexico.

7.

SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

Significant non-cash transactions for the period ended April 30, 2013 included issuing 400,000 restricted common shares for mineral properties (Note 3).

There were no significant non-cash transactions for the period ended April 30, 2012.

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

Plan of Operation

As at April 30, 2013, we had a cash balance of $512, compared to a cash balance of $1,930 as of July 31, 2012. Our plan of operation for the next twelve months is to search for potential exploration and development resources properties to acquire.

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

Our current cash on hand will not be sufficient to acquire any resource property. As a reporting company we will need to maintain our periodic filings with the appropriate regulatory authorities and will incur legal and accounting costs. If no other such opportunities are available and we cannot raise additional capital to sustain minimum operations, we may be forced to discontinue business. We do not have any specific alternative business opportunities in mind and have not planned for any such contingency.

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

Results of Operations for Period Ending April 30, 2013

The following unaudited summary of our results of operations should be read in conjunction with our financial statements for the three month periods ended April 30, 2013 and 2012.

We have not generated any revenue since inception and are dependent upon obtaining financing to pursue our business activities. For these reasons, our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Results of Operations for the Three Months Ended April 30, 2013 and 2012

Our operating results for the nine month periods ended April 30, 2013 and 2012 and the changes between those periods for the respective items are summarized as follows:

		For the nine months ended April 30, 2013		For the nine months ended April 30, 2012		Change between three months ended April 30, 2013 and April 30, 2012
Revenue	$	Nil	$	Nil	$	Nil
Consulting		$64,436	$	Nil		$64,436
Filing and regulatory		$20,139	$	Nil		$20,139
General and administrative		$65,795		$18,381		$47,414
Geological, mineral, and prospect costs	$	Nil	$	Nil	$	Nil
Professional fees		$25,817		$19,272		$6,545
5Promotion and shareholder communication		$71,414	$	Nil		$71,414
Write-down of mineral properties		$172,000	$	Nil		$172,000
Net loss		$(419,601)		$(37,653)		$(381,948)

Our expenses increased during the three month period ended April 30, 2013 compared to the same period in 2012 primarily as a result of the Company becoming active in the current period in actively seeking out projects and promotion of the Company resulting in increases in consulting, filing fees, general and administrative, and promotion expenses.

Liquidity and Capital Resources

Working Capital

	At April 30, 2013	At July 31, 2012	Change between April 30, 2013 and July 31, 2012
Current Assets	$31,083	$31,551	$(468)
Current Liabilities	$521,620	$214,487	$307,133
Working Capital/(Deficit)	$(490,537)	$(182,936)	$(307,601)

Cash Flows

		For the nine months ended April 30, 2013	For the nine months ended April 30, 2012	Period from inception February 9, 2007 to April 30, 2013
Cash Flows (used in) Operating Activities		$(1,418)	$(17,635)	$(95,788)
Cash Flows provided by Financing Activities	$	Nil	$22,600	$96,300
Net Increase(Decrease) in Cash During Period		$(1,418)	$4,965	$512

As of April 30, 2013, our current assets were $31,083 and our current liabilities were $521,620 and we had a working capital deficit of $490,537. Our unaudited financial statements report a net loss of $419,601 for the nine months ended April 30, 2013 compared to our net loss of $37,653 for the same period in 2012 and a net loss of $631,737 for the period February 9, 2007 (inception) to April 30, 2013.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our chief executive officer and chief financial officer concluded that our internal control over financial reporting was not effective as of April 30, 2013 because the following material weakness in internal control over financial reporting existed as of that date.

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

Changes in Internal Control over Financial Reporting

The above noted deficiency in internal control was not reported in earlier financial statements as management thought that the lack of operations made up for these weaknesses.  Accordingly, there has been no change in the Company's internal control over financial reporting during the period ended April 30, 2013, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.  However, as noted above, there has been a change in management's evaluation of those controls.

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

32.1

Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2

Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Interactive data files formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations and Comprehensive Loss, (iii) the Statements of Cash Flows, (iv) the Statement of Stockholders’ Equity (Deficit); and (iv) the Notes to the Financial Statements.

101.

INS

XBRL Instance Document.

101.

SCH

XBRL Schema Document.

101.

CAL

XBRL Taxonomy Extension Calculation Linkbase Document.

101.

DEF

XBRL Taxonomy Extension Definition Linkbase Document.

101.

LAB

XBRL Taxonomy Extension Label Linkbase Document.

101.

PRE

XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

By: /s/ John LaGourgue

John LaGourgue, Chief Executive Officer

Date:  June 14, 2013