Form 10-Q/A
period 2013-04-30
Patriot Minefinders Inc.
filed 2013-09-11
CIK 1424864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No.1

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

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act). [X]Yes [  ]No

As of April 30, 2013 the Issuer had 62,200,000 shares of common stock issued and outstanding.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2013, filed with the Securities and Exchange Commission on June 14, 2013 (the “Form 10-Q”), is solely to indicate that the registrant is a Shell Company as defined in Rule 12b-2 of the Exchange Act.  Nothing in the Form 10-Q is being amended other than the item described above.  The entire Form 10-Q is included in this Amendment.

This Amendment does not reflect events occurring after the filing of the original Form 10-Q (i.e., those events occurring after June 14, 2013) or modify or update those disclosures that may be affected by subsequent events.

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

Date:  September 10, 2013