Form 10-K
period 2013-07-31
Patriot Minefinders Inc.
filed 2013-10-29
CIK 1424864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________________

FORM 10-K

____________________________

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2013

Commission File Number: 000-53848

PATRIOT MINEFINDERS INC.

 (Exact name of small business issuer as specified in its charter)

Nevada	30-0692325
(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)

700-510 West Hastings Street

Vancouver, BC, V6B 1L8

(Address of principal executive offices)

(604) 687-7130

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

☒Yes ☐ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal year end $0.20.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of October 28, 2013 the Issuer had 63,800,000 shares of common stock issued and outstanding.

Documents incorporated by reference: None.

Table of Contents

Item

Page

PART I

Item 1.

Business

1

Item 1A.

Risk Factors

4

Item 1B.

Unresolved Staff Comments

8

Item 2.

Properties

8

Item 3.

Legal Proceedings

8

Item 4.

Mining Safety Disclosure

9

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer

Purchases of Securities

9

Item 6.

Selected Financial Data

12

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of

Operation

12

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk

14

Item 8.

Financial Statements and Supplementary Data

14

Item 9.

Changes in and Disagreements With Accountants on Accounting and Financial

Disclosure

15

Item 9A(t).

Controls and Procedures

15

Item 9B.

Other Information

16

PART III

Item 10.

Directors, Executive Officers and Corporate Governance

16

Item 11.

Executive Compensation

19

Item 12.

Security Ownership of Certain Beneficial Owners and Management and

Related Stockholder Matters

20

Item 13.

Certain Relationships and Related Transactions and Director Independence

21

Item 14.

Principal Accountant Fees and Services

21

Item 15.

Exhibits and Financial Statement Schedules

22

SIGNATURES

23

PART I

Item 1.

Business

DESCRIPTION OF BUSINESS

Business Development

The Company is an exploration stage company engaged in the acquisition and exploration of mineral properties with a view to exploiting any mineral deposits we discover.

The Company was incorporated in the state of Nevada on February 9, 2007 as Atlantic Resources, Inc. On April 11, 2012, we filed Articles of Merger with the Nevada Secretary of State to change the name of our company to “Patriot Minefinders Inc.”, to be effected by way of a merger with our wholly-owned subsidiary Patriot Minefinders Inc. which was created solely for the name change.

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

On June 19, 2012 our board of directors approved the cancellation and the sale of a portion of 72,000,000 post-split shares held by a former director, officer and majority shareholder of the Company. Effective June 19, 2012, the shareholder cancelled and returned to treasury 52,000,000 shares of the Company’s common stock and sold an aggregate of 3,000,000 shares to the directors of the Company at the price of $0.0014 per share. The shareholder currently holds the balance of 17,000,000 shares of our common stock. Following the cancellation, there were 61,800,000 shares of our common stock outstanding.

Previous Business

Mining Claims

On April 18th, 2007 the Company entered into a Mineral Property Staking and Purchase Agreement with 1698727 Ontario Inc. whereby we purchased a 100% interest in the Vic Vein mining claim, which is located approximately 250 kilometers west of Williams Lake, British Columbia, Canada, for $7,500.00. The Company no longer own any rights to the claim as it lapsed on October 6, 2010 and we no longer own any rights in relation to the property.

On February 28, 2012 the Company identified an opportunity with respect to the option to acquire a 50% interest in the La Buena Project from San Marco Resources Inc. (“San Marco”). On May 17, 2012, we entered into an Assignment Agreement with Skanderbeg Partners Inc. (“Skanderbeg”) to acquire an option to purchase the La Buena Project.  The Company was unable to meet the terms of the option agreement and it was terminated during the year.

The Company subsequently identified an opportunity with respect to the option to acquire a 75% interest in the KM 66 property from Bearing Resources Ltd. (“Bearing”). The Company was unable to meet the terms of the option agreement and it was terminated during the year.

Current Business

The Company is actively for new projects and opportunities.

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

Intellectual Property

We claim common law trademark rights in our corporate name and logo. We do not hold any registered copyright, trademark, patent or other intellectual property right.

Research and Development

We did not incur any research and development expenses during the period from February 9, 2007 (inception) to our fiscal period ended July 31, 2013.

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

The public may read and copy any materials that we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is www.sec.gov.

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

We have yet to establish any history of profitable operations. We have incurred a net loss of $679,789 for the year ended July 31, 2013.  As a result, at July 31, 2013 we had an accumulated deficit of $891,925 and total stockholders’ deficit of $558,725. We have not generated any revenues since our inception and do not anticipate that we will generate revenues which will be sufficient to sustain our operations.

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

We anticipate needing significant capital to pay current accounts payable and accrued liabilities and to continue to seek out new opportunities. We may use capital more rapidly than currently anticipated and incur higher operating expenses than currently expected, and we may be required to depend on external financing to satisfy our operating and capital needs. We may need new or additional financing in the future to conduct our operations or expand our business. Any sustained weakness in the general economic conditions and/or financial markets in the United States or globally could adversely affect our ability to raise capital on favorable terms or at all.

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

Because our common stock is publicly traded, we are subject to certain rules and regulations of federal, state and financial market exchange entities charged with the protection of investors and the oversight of companies whose securities are publicly traded. These entities, including the Public Company Accounting Oversight Board, the SEC and FINRA, have issued requirements and regulations and continue to develop additional regulations and requirements in response to corporate scandals and laws enacted by Congress, most notably the Sarbanes-Oxley Act of 2002. Our efforts to comply with these regulations have resulted in, and are likely to continue resulting in, increased general and administrative expenses and diversion of management time and attention from revenue-generating activities to compliance activities. Because new and modified laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices.

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

Item 1B.

Unresolved Staff Comments

None.

Item 2.

Properties

We currently use the office space of one of the directors of the Company totaling approximately 3,000 square feet in area for which we pay approximately 15% of the total costs of. Our office is located at 700 – 510 West Hastings Street, Vancouver, BC, V6B 1L8 and our telephone number is (604) 687-7130. Our company deems this to be satisfactory at this time.

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

Item 4.  Mining Safety Disclosures

The recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act (“the Act”) requires the operators of mines to include in each periodic report filed with the Securities and Exchange Commission certain specified disclosures regarding the Company’s history of mine safety. The Company is currently in the exploration phase and does not operate mines at any of its properties, and as such is not subject to disclosure requirements regarding mine safety that were imposed by the Act

PART II

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

The high and low bid prices of our common stock for the periods indicated below are as follows:

OTC Bulletin Board
Quarter Ended (1)	High	Low
July 31, 2013	$0.20	$0.055
April 30, 2013	$0.20	$0.09
January 31, 2013	$0.23	$0.145
October 31, 2012	$0.325	$0.17
July 31, 2012	$0.74	$0.21
April 30, 2012	$0.50	$0.22
January 31, 2012	n/a	n/a
October 31, 2011	n/a	n/a
July 31, 2011	n/a	n/a
April 30, 2011	n/a	n/a
January 31, 2010	n/a	n/a
October 31, 2010	n/a	n/a

(1)

The first trade of our common stock on the OTC Bulletin Board occurred on June 2, 2010

Holders

As of the date of this report there were 30 holders of record of our common stock.

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

Recent Sales of Unregistered Securities

On January 31, 2013, we issued 400,000 shares of our common stock to San Marco in partial satisfaction of our obligations under our Option Agreement with San Marco dated February 28, 2012, as assigned and amended on by the Amending Agreement dated August 2, 2012. The securities were issued to one non-U.S. person in reliance on Regulation S of the Securities Act of 1933, as amended.

On February 22, 2013, we issued 1,200,000 shares of our common stock to Bearing in partial satisfaction of our obligations under our Option Agreement with Bearing. The securities were issued to one non-U.S. person in reliance on Regulation S of the Securities Act of 1933, as amended.

Description of Registrant’s Securities to be Registered

Our authorized capital stock consists of 1,680,000,000 shares of common stock, $0.001 par value.

Common Stock

As of the date of this report we had 63,400,000 shares of our common stock issued and outstanding.

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

The following discussion and analysis should be read in conjunction with the information set forth in our audited financial statements for the period ended July 31, 2013.

Plan of Operation

As at July 31, 2013, we had a cash balance of $10,146, compared to a cash balance of $1,930 as of July 31, 2012. Our plan of operation for the next twelve months is to seek out a new opportunity.

As well, we anticipate spending an additional $500,000 on administrative fees, including fees payable in connection with our filing obligations as a reporting issuer.

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

Results of Operations

We have had no operating revenues since our inception on February 9, 2007 through July 31, 2013, and have incurred operating expenses in the amount of $891,925 for the same period. Our activities have been financed from the proceeds of share subscriptions and loans from related parties.

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

For the fiscal year ended July 31, 2013, general and administrative expenses were $65,114 compared to $21,366 for the year ended July 31, 2012 and professional fees were $45,509 compared to $32,395 for the same period last fiscal year as the Company was active in seeking projects throughout the year as compared to prior year.

Since our inception on February 9, 2007 through July 31, 2013, general and administrative expenses were $112,649, professional fees were $116,614, consulting expense were $139,143, filing expense were $39,369, promotion expense were $118,332 and we incurred $376,500 in geological, mineral and prospect costs written off.

During our fiscal year ended July 31, 2013, we incurred a net loss of $679,789, which resulted in an accumulated deficit of $891,925, compared to a net loss of $134,757 and an accumulated deficit of $212,136 for the year ended July 31, 2012.

Our financial statements are prepared in accordance with U.S. generally accepted accounting principles. We have expensed all development costs related to our establishment.

Liquidity and Capital Resources

We had cash of $10,146 as of July 31, 2013, compared to a cash position of $1,930 at July 31, 2012. Since inception through to and including July 31, 2013, we have raised $29,200 through private placements of our common shares.

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

Item 8.

Financial Statements and Supplementary Data.

(An Exploration Stage Company)

FINANCIAL STATEMENTS

(Expressed in United States Dollars)

FOR THE YEAR ENDED JULY 31, 2013

DAVIDSON & COMPANY LLP Chartered Accountants A Partnership of Incorporated Professionals

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of
Patriot Minefinders Inc.

We have audited the accompanying balance sheet of Patriot Minefinders Inc. as of July 31, 2013, and the related statements of operations and comprehensive loss, cash flows and stockholders' deficit for the year ended July 31, 2013 and for the period from February 9, 2007 (inception) to July 31, 2013. Patriot Minefinders Inc.'s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Patriot Minefinders Inc. as of July 31, 2013, and the results of its operations and its cash flows for the year then ended and for the period from February 9, 2007 (inception) to July 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company generated negative cash flows from operating activities during the past year. The Company has an accumulated deficit of $891,925 for the year ended July 31, 2013. This raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

"DAVIDSON & COMPANY LLP"

Chartered Accountants

Vancouver, Canada

October 28, 2013

NEXIA INTERNATIONAL

1200 - 609 Granville Street, P.O. Box 10372, Pacific Centre, Vancouver, B.C., Canada V7Y 1G6
Telephone (604) 687-0947 Fax (604) 687-6172

K. R. MARGETSON LTD.

Sechelt office
PO Box 45, 5588 Inlet Avenue
Pender Street
Sechelt BC V0N 3A0
1L6
Tel: 604.885.2810
Fax: (toll free both offices) 1.877.874.9583

Chartered Accountants

Vancouver office
210, 905 West

Vancouver BC V6C

Tel: 604.641.4450

Report of Independent Registered Public Accounting Firm

To the Shareholders of
Patriot Minefinders Inc.:

We have audited the accompanying balance sheet of Patriot Minefinders Inc. (referred to as the "Company") as at July 31, 2012 and the related statements of operations, stockholders' equity (deficit) and cash flows the year ended July 31, 2012 and for the period from February 9, 2007 (date of inception) to July 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as at July 31, 2012 and the results of its operations, changes in stockholders' equity (deficit) and changes in cash flows for the year ended July 31, 2012 and for the period from February 9, 2007 (date of inception) to July 31, 2012 in accordance with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is an exploration stage company and has yet to commence active operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ K.R. Margetson Ltd.

Chartered Accountants

Vancouver, Canada
October 26, 2012

PATRIOT MINEFINDERS INC.

(An Exploration Stage Company)

BALANCE SHEETS

(Expressed in United States Dollars)

	July 31, 2013	July 31, 2012

ASSETS

Current
Cash	$ 10,146	$ 1,930
Receivables	17,113	10,228
Prepaid expenses	-	19,393

	27,259	31,551

Mineral Property (Note 4)	-	20,000

	$ 27,259	$ 51,551

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current
Accounts payable and accrued liabilities	$ 518,884	$ 147,387
Due to related parties (Note 5)	67,100	67,100

	585,984	214,487

Stockholders’ deficit
Capital stock, $0.001 par value, 1,680,000 shares authorized;
63,400,000 shares issued and outstanding (Note 7)	63,400	61,800
Additional paid-in-capital (Note 7)	269,800	(12,600)
Deficit accumulated during the exploration stage	(891,925)	(212,136)

	(558,725)	(162,936)

	$ 27,259	$ 51,551

Nature and continuance of operations (Note 1)

Approved and authorized by the Board

“John LaGourgue”	Director	“Justin Blanchet”	Director
John LaGourge		Justin Blanchet

The accompanying notes are an integral part of these financial statements.

PATRIOT MINEFINDERS INC.

(An Exploration Stage Company)

STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS

(Expressed in United States Dollars)

	For the year ended July 31, 2013	For the year ended July 31, 2012	Cumulative During the Exploration Stage February 9, 2007 (inception) to July 31, 2013

EXPENSES
Consulting	$ 116,273	$ 22,870	$ 139,143
Filing	23,374	15,995	39,369
Foreign exchange	(10,682)	-	(10,682)
General and administrative	65,114	21,366	112,649
Geological, mineral, and prospect costs written off	364,000	-	376,500
Professional fees	45,509	32,395	116,614
Promotion	76,201	42,131	118,332

Loss and comprehensive loss	$ (679,789)	$ (134,757)	$ (891,925)

Basic and diluted loss per common share	$ (0.01)	$ (0.00)

Weighted average number of common shares outstanding	61,998,356	60,917,486

The accompanying notes are an integral part of these financial statements.

PATRIOT MINEFINDERS INC.

(An Exploration Stage Company)

STATEMENT OF CASH FLOWS

(Expressed in United States Dollars)

	For the year ended July 31, 2013	For the year ended July 31, 2012	Cumulative During the Exploration Stage February 9, 2007 (inception) to July 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (679,789)	$ (134,757)	$ (891,925)
Items not involving cash
Geological, mineral, and prospect costs written off	364,000	-	354,000
Non-cash working capital item changes:
Receivables	(6,885)	(10,228)	(17,113)
Prepaid expenses	19,393	(19,393)	-
Accounts payables and accrued liabilities and due to related parties	371,497	142,237	518,884

Net cash used in operating activities	68,216	(22,141)	(36,154)

CASH FLOWS FROM INVESTING ACTIVITY
Mineral exploration	(60,000)	-	(50,000)

Net cash used in investing activity	(60,000)	-	(50,000)

CASH FLOWS FROM FINANCING ACTIVITY
Common stock issued	-	-	29,200
Due to related parties	-	22,600	67,100

Net cash provided by financing activities	-	22,600	96,300

Change in cash for the year	8,216	459	10,146

Cash, beginning of year	1,930	1,471	-

Cash, end of year	$ 10,146	$ 1,930	$ 10,146

Interest	$ -	$ -	$ -
Income taxes	-	-	-

Supplemental disclosure with respect to cash flows (Note 9)

The accompanying notes are an integral part of these financial statements.

PATRIOT MINEFINDERS INC.

(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS’ DEFICIT

(Expressed in United States Dollars)

	Common Stock
	Number	Amount	Additional Paid-in-Capital	Deficit	Total

Balance as at February 9, 2007	-	$ -	$ -	$ -	$ -
Private placement	60,800,000	60,800	(31,600)	-	29,200
Loss for the period	-	-	-	(9,059)	(9,059)

Balance as at July 31, 2007	60,800,000	60,800	(31,600)	(9,059)	20,141
Loss for the year	-	-	-	(23,857)	(23,857)

Balance as at July 31, 2008	60,800,000	60,800	(31,600)	(32,916)	(3,716)
Loss for the year	-	-	-	(11,552)	(11,552)

Balance as at July 31, 2009	60,800,000	60,800	(31,600)	(44,468)	(15,268)
Loss for the year	-	-	-	(16,911)	(16,911)

Balance as at July 31, 2010	60,800,000	60,800	(31,600)	(61,379)	(32,179)
Loss for the year	-	-	-	(16,000)	(16,000)

Balance as at July 31, 2011	60,800,000	60,800	(31,600)	(77,379)	(48,179)
Stock issued for mineral property	1,000,000	1,000	19,000	-	20,000
Loss for the year	-	-	-	(134,757)	(134,757)

Balance as at July 31, 2012	61,800,000	$ 61,800	$ (12,600)	$ (212,136)	$ (162,936)
Stock issued for mineral property	1,600,000	1,600	282,400	-	284,000
Loss for the year	-	-	-	(679,789)	(679,789)

Balance as at July 31, 2013	63,400,000	$ 63,400	$ 269,800	$ (891,925)	$ (558,725)

The accompanying notes are an integral part of these financial statements.

PATRIOT MINEFINDERS INC.

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEAR ENDED JULY 31, 2013

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

The Company is in the early stages of exploration and as is common with any exploration company, it raises financing for its exploration and acquisition activities.  These financial statements have been prepared on a going concern basis, which presumes that the Company will continue operation for the foreseeable future and will be able to realize assets and discharge liabilities in the normal course of business.  The Company has incurred a loss of $679,789 for the year ended July 31, 2013 and has accumulated a deficit during the exploration stage of $891,925.  This raises substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan, which is typical for junior exploration companies.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management of the Company (“Management”) is of the opinion that sufficient financing will be obtained from external financing and further share issuances to meet the Company’s obligations.  At July 31, 2013, the Company has working capital deficiency of $558,725, which would not be sufficient to fund the current level of operations.

2.

BASIS OF PREPARATION

Generally accepted accounting principles

These financial statements have been prepared in conformity with generally accepted accounting principles of the United States of America (“US GAAP”) for financial information with the instructions to Form 10-K and Regulation S-K.  Results are not necessarily indicative of results which may be achieved in the future.

Use of Estimates

The preparation of these financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.  Significant areas requiring the use of estimates include the carrying value and recoverability of mineral properties and the recognition of deferred tax assets based on the change in unrecognized deductible temporary tax differences.  Actual results could differ from those estimates, and would impact future results of operations and cash flows.

3.

SIGNIFICANT ACCOUNTING POLICIES

Receivables

No allowance for doubtful accounts has been provided.  Management has evaluated all receivables and believes they are collectible.

PATRIOT MINEFINDERS INC.

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEAR ENDED JULY 31, 2013

3.

SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Mineral property

The costs of acquiring mineral rights are capitalized at the date of acquisition.  After acquisition, various factors can affect the recoverability of the capitalized costs.  If, after review, management concludes that the carrying amount of a mineral property is impaired, it will be written down to estimated fair value.  Exploration costs incurred on mineral properties are expensed as incurred.  Development costs incurred on proven and probable reserves will be capitalized.  Upon commencement of production, capitalized costs will be amortized using the unit-of-production method over the estimated life of the ore body based on proven and probable reserves (which exclude non-recoverable reserves and anticipated processing losses).  When the Company receives an option payment related to a property, the proceeds of the payment are applied to reduce the carrying value of the exploration asset.

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

PATRIOT MINEFINDERS INC.

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEAR ENDED JULY 31, 2013

3.

SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Fair value of financial assets and liabilities (cont’d…)

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

Financial assets and liabilities classified as held-for-trading are measured at fair value, with gains and losses recognized in net income.  Financial assets classified as held-to-maturity, loans and receivables, and financial liabilities other than those classified as held-for-trading are measured at amortized cost, using the effective interest rate method of amortization.  Financial assets classified as available-for-sale are measured at fair value, with unrealized gains and losses being recognized as other comprehensive income until realized, or if an unrealized loss is considered other than temporary, the unrealized loss is recorded in income.

The following indicates the fair value hierarchy of the valuation techniques the Company utilizes to determine the fair value of financial assets that are measured at fair value on a recurring basis.

Level 1 – Unadjusted quoted prices in active markets for identical assets and liabilities;

Level 2 – Inputs other than quoted prices that are observable for the asset or liability either directly or indirectly; and

Level 3 – Inputs that are not based on observable market data.

Financial instruments, including due from related parties, and accounts payable and accrued liability are classified as other financial liabilities and are carried at cost, which management believes approximates fair value due to the short term nature of these instruments.

Concentration of credit risk

The financial instrument which potentially subjects the Company to concentration of credit risk is cash. The Company maintains cash in bank accounts that, at times, may exceed federally insured limits. As of July 31, 2013 and 2012, the Company has not exceeded the federally insured limit. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

Stock-based compensation

The Company accounts for share-based compensation under the provisions of ASC 718, “Compensation-Stock Compensation”.  Under the fair value recognition provisions, stock-based compensation expense is measured at the fair value of the consideration received, or the fair value of the equity instruments issued, or liabilities incurred, whichever is more reliably measured.  Grant date for all stock-based awards to employees and directors and is recognized as an expense over the requisite service period, which is generally the vesting period.  The Black-Scholes option valuation model is used to calculate fair value.

The Company accounts for stock compensation arrangements with non-employees in accordance with ASC 718 which requires that such equity instruments are recorded at their fair value on the measurement date. The measurement of stock- based compensation is subject to periodic adjustment as the underlying equity instruments vest. Non-employee stock-based compensation charges are amortized over the vesting period on a straight-line basis. For stock options granted to employees, directors, and non-employees, the fair value of the stock options is estimated using a Black-Scholes valuation model.

PATRIOT MINEFINDERS INC.

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEAR ENDED JULY 31, 2013

3.

SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

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

Recent accounting pronouncements

Reporting of Amounts reclassified out of Accumulated Other Comprehensive Income

In February 2013, ASC guidance was issued related to items reclassified from Accumulated Other Comprehensive Income. The new standard requires either in a single note or parenthetically on the face of the financial statements:(i) the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and (ii) the income statement line items affected by the reclassification. The update is effective for the Company’s fiscal year beginning January 1, 2013 with early adoption permitted. The Company does not expect the updated guidance to have a significant impact on the consolidated financial position, results of operations or cash flows.

Disclosures about Offsetting Assets and Liabilities

In November 2011, ASC guidance was issued related to disclosures about offsetting assets and liabilities. The new standard requires disclosures to allow investors to better compare financial statements prepared under U.S. GAAP with financial statements prepared under IFRS. The update is effective for the Company’s fiscal year beginning January 1, 2013, and interim periods within those annual periods. Retrospective application is required.

PATRIOT MINEFINDERS INC.

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEAR ENDED JULY 31, 2013

3.

SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Disclosures about Offsetting Assets and Liabilities (cont’d…)

In January 2013, ASC guidance was issued to clarify that the disclosure requirements are limited to derivatives, repurchase agreements, and securities lending transactions to the extent that they are (i) offset in the financial statements or (ii) subject to an enforceable master netting arrangement or similar agreement. The Company does not expect the updated guidance to have an impact on the consolidated financial position, results of operations or cash flows.

4.

MINERAL PROPERTY OPTION

Title to mineral properties

Title to mineral properties involves certain inherent risks due to the difficulties of determining the validity of certain mineral titles as well as the potential for problems arising from the frequently ambiguous conveying history characteristic of many mineral properties. As at July 31, 2013, the Company does not hold titles to any mineral properties.

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

During the year ended July 31, 2013, the Company decided not to move forward with the La Buena project and issued 400,000 restricted common shares valued at $92,000 and paid $10,000 in lieu of any future obligations as stated above.

KM 66, Mexico

During the year ended July 31, 2013, the Company entered in to a definitive agreement (“Agreement”) with Bearing Resources Ltd. (“Bearing”) whereby the Company could earn a 75% interest in the KM 66 Property in Mexico.  In order for the Company to earn its interest, the Company must pay $9,075,000 ($50,000 paid), complete $1,300,000 in exploration expenditures, issue 1,200,000 common shares (issued) of the Company, and pay the estimated land taxes over a four year period.

PATRIOT MINEFINDERS INC.

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEAR ENDED JULY 31, 2013

4.

MINERAL PROPERTY OPTION (cont’d…)

KM 66, Mexico (cont’d…)

The Company must keep the property in good standing and complete a bankable feasibility study by the eighth anniversary of the Effective Date.  Should the Company complete the above but not complete the bankable feasibility study, the Company will have earned a 65% interest in the KM 66 project.  During the year ended July 31, 2013, the Company decided not to move forward with the KM 66 project.

Acquisition costs	KM 66	La Buena	Total

Balance, July 31, 2011	-	-	-
Shares issued	-	20,000	20,000

Balance, July 31, 2012	-	20,000	20,000
Additions
Cash payments	50,000	10,000	60,000
Shares issued	192,000	92,000	284,000
Written-off	(242,000)	(122,000)	(364,000)

Ending balance, July 31, 2013	-	-	-

5.

RELATED PARTY TRANSACTIONS

Key management personnel comprise of the Chief Executive Officer, Chief Financial Officer, and the Directors of the Company.  The remuneration of the key management personnel is as follows:

a)

Consulting fees of $60,000 (2012 - $15,000) to a company with a common director of the Company, $700 (2012 - $Nil) to the former CEO of the Company, $20,000 (2012 - $Nil) to a company controlled by the current CEO, and $7,800 (2012 - $Nil) to a director of the Company.

As at July 31, 2013, included in due to related parties is $67,100 (2012 - $67,100) representing advances made by a former director.  The advances are due on demand without interest.

As at July 31, 2013, including in due to related parties is $398,323 (2012 - $40,041) in accounts payable and accrued liabilities to current and former officers and companies controlled by directors and officers of the Company.  Of this amount, $287,431 (2012 - $23,241) represents advances made by Skanderbeg, a company that advises the Company’s management and does promotional work for the Company.  Skanderbeg has made payments on behalf of the Company until such time as the Company is able to complete a financing.

Rent included in general and administration of $11,476 (2012 - $2,585) and consulting fees of $26,391 (2012 - $7,870) to Skanderbeg.

In addition, the Company entered into an assignment agreement (Note 4) and bridge loan agreement (Note 6) in the year ended July 31, 2012.

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

FOR THE YEAR ENDED JULY 31, 2013

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

During the year ended July 31, 2013, the Company issued 1,200,000 restricted common shares with a value of $192,000 to Bearing as part of the KM 66 option agreement (Note 4).

During the year ended July 31, 2013, the Company issued 400,000 restricted common shares with a value of $92,000 to San Marco (Note 4).

During the year ended July 31, 2012, the Company issued 1,000,000 restricted common shares with a value of $20,000 to San Marco as part of the La Buena option agreement (Note 4).

8.

INCOME TAXES

As of July 31, 2013, the Company had no accrued interest and penalties related to uncertain tax positions.  The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 34% to pre-tax income from continuing operations for the years ended July 31, 2013 and 2012 is noted below.  As management cannot determine that is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been recorded.

A reconciliation of income taxes (recovery) at statutory rates with the reported taxes is as follows:

	2013	2012

Loss before income taxes	$ (679,789)	$ (134,757)

Expected income tax (recovery) at statutory tax rates	$ (231,000)	$ (46,000)
Valuation allowance	231,000	46,000

Income tax recovery	$ -	$ -

Significant components of deductible temporary differences, unused tax losses, and unused tax credits that have not been included on the balance sheet are as follows:

	2013	2012

Deferred tax assets:
Net operating loss carry-forwards	303,000	72,000

Unrecognized deferred tax assets	$ 303,000	$ 72,000

PATRIOT MINEFINDERS INC.

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEAR ENDED JULY 31, 2013

8.

INCOME TAXES (cont’d…)

The Company has approximately $892,000 in net operating losses which may be carried forward and applied against taxable income in future years.  Net operating loss carry-forwards, if not utilized, start to expire in 2027. The benefits of these losses and other tax assets have not been recognized in these financial statements.

Tax attributes are subject to review and potential adjustments by tax authorities.

9.

SUPPLEMENTAL DISCLSOURE WITH RESPECT TO CASH FLOWS

During the year ended July 31, 2013, the Company:

a)

issued 1,600,000 common shares with a fair value of $284,000 for two mineral property options.

During the year ended July 31, 2012, the Company:

a)

issued 1,000,000 common shares with a fair value of $20,000 for a mineral property option.

10.

SEGMENTED INFORMATION

The Company has one reportable segment, being the exploration and development of resource properties.  All assets are held in Canada with the exception of mineral property assets in the prior year which are held in Mexico.

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

(b)

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of our Chief Executive Officer, our Chief Operating Officer and our Chief Accounting Officer, we conducted an evaluation of the effectiveness of our control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on our evaluation under the framework, management has concluded that our internal control over financial reporting was not effective as of July 31, 2013.

In connection with the preparation of our financial statements for the years ended July 31, 2013 certain internal control weaknesses became evident that, in the aggregate, represent material weaknesses, including: lack of segregation of incompatible duties.

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

(c)

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal controls or in other factors that occurred during our last fiscal year ended July 31, 2013 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.

Other Information.

The Company has evaluated subsequent events for the period July 31, 2013 through the date the financial statements were issued, and concluded there were no other events or transactions occurring during this period that required recognition or disclosure in its financial statements.

PART III

Item 10.

Directors, Executive Officers and Corporate Governance.

Our officer and directors, and their ages and positions, are as follows:

Name	Age	Position
John LaGourgue	45	President, Chief Executive Officer, Secretary, Treasurer and Director
Justin Blanchet	32	Chief Financial Officer and Director
Perparim Alikaj	63	Director
Fred Tejada	54	Director

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

John LaGourgue, President, Chief Executive Officer, Secretary, Treasurer and Director

Mr. LaGourgue has a broad range of business experience in multiple industries, both public and private.  He has served as President and Director for several companies in mining, oil and gas, and in executive positions covering sales, financing options, purchasing, logistics, operational and technical solutions for clients across Canada.  Prior to this, his Fortune 100 experience includes EMC Corporation, where he was a National Sales Manager.  He graduated from the University of Hawaii in 1993 with a Bachelor’s degree in Finance, with Honours.

Justin Blanchet, CA, CPA (Illinois), Chief Financial Officer and Director

Mr. Blanchet is a member of the Institute of Chartered Accountants of British Columbia and the Illinois Certified Public Accountant Society and brings more than 9 years of mining experience in the areas of financial management, regulatory compliance, tax, treasury, and audit. Mr. Blanchet has held a variety of roles including Chief Financial Officer for a number of public mineral exploration and development companies. Mr. Blanchet holds a Bachelor of Technology in Accounting degree from the British Columbia Institute of Technology.

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

Other Directorships

Our Board consists of four members.  Although, we are not currently subject to any law, rule, or regulation requiring that all or any portion of our Board include “independent” directors, two of our directors are considered to be “independent” directors, as defined in the Marketplace Rules of the NASDAQ.

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

Item 11.

Executive Compensation.

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers for all services rendered in all capacities to us for the period from our inception through the fiscal period ended July 31, 2013, and for the fiscal year ended July 31, 2012.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen-sation ($)	Change in Pension Value and Nonqualified Deferred Compensation ($)	All Other Compen-sation ($)	Total ($)

John H. Schweitzer, President, CEO, Secretary, Treasurer & Director	2012 2011	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

John LaGourgue, President, CEO, Secretary, Treasurer & Director	2013	0	0	0	0	0	0	20,000	20,000

Justin Blanchet CFO & Director	2013 2012	0 0	0 0	0 0	0 0	0 0	0 0	60,000 15,000	60,000 15,000

Option/Stock Appreciation Rights (“SAR”) Grants

We made no grants of stock options or SAR to Fred Tejada, Perparim Alikaj, John LaGourgue, or Justin Blanchet during the fiscal year ending July 31, 2013.

Management Consulting Agreement with Chief Financial Officer

We entered into an Agreement with our CFO, Justin Blanchet for the provision of his services as CFO of our company. This agreement is not for a defined term. Our CFO is paid CAD$5,000 per month and is reimbursed for certain expenses incurred in performing his duties to our company. Our CFO provides certain accounting services to our company including, but not limited to, financial and general management duties, accounting, financial and reporting control and regulatory reporting duties. Our company may give written notice to our CFO of our intention to terminate the Agreement on the date therein specified in the notice which shall in any event be a date at least 15 and not more than 30 days after giving of such notice. Our CFO may terminate the Agreement at any time upon providing our company with 60 days’ notice. There is no provision for a payment to be made to our CFO in the event of early termination of the Agreement, without cause.

Compensation of Directors

Our directors do not receive salaries for serving as directors.

Employment contracts and termination of employment and change-in-control arrangements

There are no employment agreements between our company and Fred Tejada, Perparim Alikaj, John LaGourgue or Justin Blanchet. We did not pay John LaGourgue or Justin Blanchet any amount for acting as director of the Company.

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

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)
Common Stock	John LaGourgue	Nil	(6)
Common Stock	Justin Blanchet (3)	500,000	(6)
Common Stock	Perparim Alikaj (4)	500,000	(6)
Common Stock	Fred Tejada (7)	600,000	(6)
	All Officers and Directors as a Group	1,600,000	2.54%
Common Stock	Raffi Khorchidian	17,000,000	26.81%

(1)	Based on 63,400,000 issued and outstanding shares of our common stock as of October 28, 2013.
(2)	John LaGourgue has acted as our President, Chief Executive Officer, Secretary, Treasurer and Director since February 1, 2013
(3)	Justin Blanchet was appointed as our Chief Financial Officer and Director of our company on March 9, 2012.
(4)	Perparim Alikaj was appointed as a Director of our company on June 8, 2012.
(5)	Fred Tejada was appointed as a Director of our company on June 8, 2012.
(6)	Less than 1%

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

Item 13.

Certain Relationships and Related Transactions, and Director Independence.

Transactions with related persons

Key management personnel comprise of the Chief Executive Officer, Chief Financial Officer, and the Directors of the Company.  The remuneration of the key management personnel is as follows:

a)

Consulting fees of $60,000 (2012 - $15,000) to a company with a common director of the Company, $700 (2012 - $Nil) to the former CEO of the Company, $20,000 (2012 - $Nil) to a company controlled by the current CEO, and $7,800 (2012 - $Nil) to a director of the Company.

As at July 31, 2013, included in due to related parties is $67,100 (2012 - $67,100) representing advances made by a former director.  The advances are due on demand without interest.

As at July 31, 2013, including in due to related parties is $398,323 (2012 - $40,041) in accounts payable and accrued liabilities to current and former officers and companies controlled by directors and officers of the Company.  Of this amount, $287,431 (2012 - $23,241) represents advances made by Skanderbeg, a company that advises the Company’s management and does promotional work for the Company.  Skanderbeg has made payments on behalf of the Company until such time as the Company is able to complete a financing.

Rent included in general and administration of $11,476 (2012 - $2,585) and consulting fees of $26,391 (2012 - $7,870) to Skanderbeg.

In addition, the Company entered into an assignment agreement (Note 4) and bridge loan agreement (Note 6) in the year ended July 31, 2012.

Promoters

The promoter of our company is Skanderbeg Capital Partners Inc.

Item 14.

Principal Accountant Fees and Services.

The following table shows the fees billed by the current auditor, Davidson & Company LLP Chartered Accountants and the former auditor, K.R. Margetson Ltd., Chartered Accountant, for the fiscal year ended July 31, 2013 and for the fiscal year ended July 31, 2012:

	Fiscal year ended July 31, 2013	Fiscal year ended July 31, 2012
Audit Fees	$10,000	$9,265
Audit Related Fees	$5,600	$2,200
Tax Fees	-	-
All Other Fees	-	-

PART IV

Item 15.

Exhibits, Financial Statement Schedules.

(a)

Financial Statements

The following documents are filed under “Item 8. Financial Statements and Supplementary Data,” pages F-1 through F-14, and are included as part of this report:

Financial Statements for the fiscal year ended July 31, 2013

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

3.2

Bylaws (1)

10.1

Mineral property agreement dated April 18, 2007 (1)

14.1

Code of Ethics (2)

31.1

Certificate of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2

Certificate of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.1

Certificate of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2

Certificate of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

/s/ John LaGourgue

John LaGourgue,

President and Chief Executive Officer

s/ Justin Blanchet

Justin Blanchet, CA CPA(Illinois)

Chief Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ John LaGourgue

John LaGourgue,

President and Chief Executive Officer

s/ Justin Blanchet

Justin Blanchet, CA CPA(Illinois)

Chief Financial Officer and Director

Date:  October 29, 2013

24