Form 10-Q
period 2013-10-31
Patriot Minefinders Inc.
filed 2013-12-16
CIK 1424864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2013

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

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act). [X]Yes [] No

As of October 31, 2013 the Issuer had 63,400,000 shares of common stock issued and outstanding.

PART I-FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

The financial statements of Patriot Minefinders Inc. (formerly Atlantic Resource Inc.), (“We”, “Us”, the “Company”, or the “Registrant”) a Nevada corporation, included herein was prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission.  Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company in the Company's Form 10-K for the fiscal year ended July 31, 2013, and all amendments thereto.

(An Exploration Stage Company)

FINANCIAL STATEMENTS

(Expressed in United States Dollars)

(Unaudited)

FOR THE PERIOD ENDED OCTOBER 31, 2013

PATRIOT MINEFINDERS INC

(AN EXPLORATION STAGE COMPANY)

INTERIM FINANCIAL STATEMENTS

PERIOD ENDED OCTOBER 31, 2013

PATRIOT MINEFINDERS INC.

(An Exploration Stage Company)

BALANCE SHEETS

(Expressed in United States Dollars)

(Unaudited)

	October 31, 2013	July 31, 2013

ASSETS

Current
Cash	$ 238	$ 10,146
Receivables	2,798	17,113
Prepayments	22,252	-

	$25,288	$27,259

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current
Accounts payable and accrued liabilities	$ 563,839	$ 518,884
Due to related parties (Note 3)	67,100	67,100

	630,939	585,984

Stockholders’ deficit
Capital stock, $0.001 par value, 1,680,000,000 shares authorized;
63,400,000 shares issued and outstanding (Note 4)	63,400	63,400
Additional paid-in-capital (Note 4)	269,800	269,800
Deficit accumulated during the exploration stage	(938,851)	(891,925)

	(605,651)	(558,725)

	$ 25,288	$ 27,259

Nature and continuance of operations (Note 1)

The accompanying notes are an integral part of these condensed interim financial statements.

PATRIOT MINEFINDERS INC.

(An Exploration Stage Company)

STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS

(Expressed in United States Dollars)

(Unaudited)

	For the three months ended		Cumulative During the Exploration Stage February 9, 2007 (inception) to October 31, 2013
	October 31, 2013	October 31, 2012

EXPENSES
Consulting	$ 27,398	$ 17,243	$ 166,541
Filing and regulatory	1,031	9,981	40,400
Foreign exchange	(239)	-	(10,921)
General and administrative	8,686	29,605	121,335
Geological, mineral, and prospect costs	-	-	376,500
Professional fees	9,577	3,933	126,191
Promotion and shareholder communication	473	21,553	118,805

Loss and comprehensive loss	$ (46,926)	$ (82,315)	$ (938,851)

Basic and diluted loss per common share	$ (0.00)	$ (0.00)

Weighted average number of common shares outstanding	63,400,000	61,800,000

The accompanying notes are an integral part of these condensed interim financial statements.

PATRIOT MINEFINDERS INC.

(An Exploration Stage Company)

STATEMENT OF CASH FLOWS

(Expressed in United States Dollars)

(Unaudited)

	For the three months ended October 31, 2013	For the three months ended October 31, 2012	Cumulative During the Exploration Stage February 9, 2007 (inception) to October 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (46,926)	$ (82,315)	$ (938,851)
Items not affecting cash:
Write-down of mineral properties	-	-	354,000

Non-cash working capital item changes:
Receivables	14,315	(2,849)	(2,798)
Prepayments	(22,252)	6,013	(22,252)
Accounts payables and accrued liabilities	44,955	78,201	563,839

Net cash used in operating activities	(9,908)	(950)	(46,062)

CASH FLOWS FROM INVESTING ACTIVITY
Mineral exploration	-	-	(50,000)

Net cash provided by investing activities	-	-	(50,000)

CASH FLOWS FROM FINANCING ACTIVITY
Common stock issued	-	-	29,200
Due to related parties	-	-	67,100

Net cash provided by investing activities	-	-	96,300

Change in cash for the period	(9,908)	(950)	238

Cash, beginning of period	10,146	1,930	-

Cash, end of period	$ 238	$ 980	$ 238

Interest	$ -	$ -	$ -
Income taxes	$ -	$ -	$ -

There were no significant non-cash transactions for the period ended October 31, 2013 and 2012.

The accompanying notes are an integral part of these condensed interim financial statements.

PATRIOT MINEFINDERS INC.

(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Expressed in United States Dollars)

(Unaudited)

	Capital Stock
	Number	Amount	Additional Paid-in-Capital	Deficit	Total

Balance as at February 9, 2007	-	$ -	$ -	$ -	$ -
Private placement	60,800,000	60,800	(31,600)	-	29,200
Loss for the period	-	-	-	(9,059)	(9,059)

Balance as at July 31, 2007	60,800,000	60,800	(31,600)	(9,059)	20,141
Loss for the year	-	-	-	(23,857)	(23,857)

Balance as at July 31, 2008	60,800,000	60,800	(31,600)	(32,916)	(3,716)
Loss for the year	-	-	-	(11,552)	(11,552)

Balance as at July 31, 2009	60,800,000	60,800	(31,600)	(44,468)	(15,268)
Loss for the year	-	-	-	(16,911)	(16,911)

Balance as at July 31, 2010	60,800,000	60,800	(31,600)	(61,379)	(32,179)
Loss for the year	-	-	-	(16,000)	(16,000)

Balance as at July 31, 2011	60,800,000	60,800	(31,600)	(77,379)	(48,179)
Stock issued for mineral property	1,000,000	1,000	19,000	-	20,000
Loss for the year	-	-	-	(134,757)	(134,757)

Balance as at July 31, 2012	61,800,000	61,800	(12,600)	(212,136)	(162,936)
Stock issued for mineral property	1,600,000	1,600	282,400	-	284,000
Loss for the year	-	-	-	(679,789)	(679,789)

Balance as at July 31, 2013	63,400,000	63,400	269,800	(891,925)	(558,725)
Loss for the period	-	-	-	(46,926)	(46,926)

Balance as at October 31, 2013	63,400,000	$ 63,400	$ 269,800	$ (938,851)	$ (605,651)

The accompanying notes are an integral part of these condensed interim financial statements.

PATRIOT MINEFINDERS INC.

(An Exploration Stage Company)

NOTES TO THE CONDENSED INTERIM FINANCIAL STATEMENTS

FOR THE PERIOD ENDED OCTOBER 31, 2013

(Unaudited)

1.

NATURE AND CONTINUANCE OF OPERATIONS

Atlantic Resources Inc. was incorporated in the State of Nevada on February 9, 2007 and is in the exploration stage. On March 29, 2012, Atlantic Resources Inc. merged with and into our wholly-owned subsidiary Patriot Minefinders Inc. (the “Company”), a Nevada corporation, to effect a name change from Atlantic Resources Inc. to Patriot Minefinders Inc.  The Company was formed solely for the change of name.  The Company announced a binding LOI on October 31, 2013 (Note 6) whereby it plans to acquire Wundr Software Inc. (“Wundr”), a technology company.

The Company is in the early stages of exploration and as is common with any exploration company, it raises financing for its exploration and acquisition activities.  These condensed interim financial statements have been prepared on the going concern basis, which presumes that the Company will continue operation for the foreseeable future and will be able to realize assets and discharge liabilities in the normal course of business.  The Company has incurred a loss of $46,926, for the three month period ended October 31, 2013 and has accumulated a deficit during the exploration stage of $938,851.  This raises substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan, which is typical for junior exploration companies.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management of the Company (“Management”) is of the opinion that sufficient financing will be obtained from external financing and further share issuances to meet the Company’s obligations.  At October 31, 2013, the Company has working capital deficiency of $605,651, which would not be sufficient to fund the current level of operations.

2.

BASIS OF PREPARATION

Generally accepted accounting principles

The accompanying unaudited condensed interim financial statements have been prepared in conformity with generally accepted accounting principles of the United States of America (“US GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) for financial information with the instructions to Form 10-Q and Regulation S-K.  Results are not necessarily indicative of results which may be achieved in the future.  The unaudited condensed interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the audited financial statements and notes thereto, together with Management’s Discussion and Analysis, for the year ended July 31, 2013 filed on October 29, 2013.  Certain information and footnote disclosures normally included in the financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such SEC rules and regulations.

Recently Adopted and Recently Issued Accounting Standards

The Company reviewed significant newly issued accounting pronouncements and concluded that they are either not applicable to the Company’s business or that no material effect is expected on the financial statements as a result of future adoption.

Use of Estimates

The preparation of these condensed interim financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.  Significant areas requiring

PATRIOT MINEFINDERS INC.

(An Exploration Stage Company)

NOTES TO THE CONDENSED INTERIM FINANCIAL STATEMENTS

FOR THE PERIOD ENDED OCTOBER 31, 2013

(Unaudited)

the use of estimates include the valuation allowance applied to deferred income taxes.  Actual results could differ from those estimates, and would impact future results of operations and cash flows.

3.

RELATED PARTY TRANSACTIONS

Key management personnel comprise of the Chief Executive Officer, Chief Financial Officer, and the Directors of the Company.  The remuneration of the key management personnel is as follows:

a)

Consulting fees of $14,382 (2012 - $15,000) to a company with a common director of the Company and $8,629 (2012 - $Nil) to a company controlled by the CEO of the Company.

As at October 31, 2013, included in due to related parties is $67,100 (July 31, 2013 - $67,100) representing advances made by a former director.  The advances are due on demand without interest.

As at October 31, 2013, due to related parties included in accounts payable and accrued liabilities is $429,557 (July 31, 2013 - $398,323) to current and former officers and companies controlled by directors and officers of the Company.  Of this amount, $306,438 (July 31, 2013 - $287,431) represents advances made by Skanderbeg Capital Partners Inc. (“Skanderbeg”), a company that advises the Company’s management and does promotional work for the Company.  Skanderbeg has made payments on behalf of the Company until such time as the Company is able to complete a financing.

Rent included in general and administration of $1,725 (2012 - $3,877) and consulting fees of $3,421 (2012 - $2,243) were paid and accrued to Skanderbeg.

4.

CAPITAL STOCK AND ADDITIONAL PAID-IN-CAPITAL

There were no transactions during the period ended October 31, 2013.

During the year ended July 31, 2013:

The Company issued 1,600,000 restricted common shares with a value of $284,000 to two companies the Company entered in to mineral property option agreements with.  During the year ended July 31, 2013, both agreements were dropped and the value of the restricted common shares was written off to the statement of operations and comprehensive loss.

5.

SEGMENTED INFORMATION

The Company has one reportable segment, being the exploration and evaluation of resource properties.

6.

ACQUISITION

On October 31, 2013, the Company entered in to a Binding Letter of Intent (“BLOI”) with Wundr.  Under the terms of the  BLOI, the Company would  acquire 100% of the issued and outstanding common shares of Wundr by completing the following:

a)

An obligation of the Company to cancel 10,000,000 restricted common shares;

b)

An obligation of a certain shareholder of the Company to transfer 5,000,000 restricted common shares to the current shareholders of Wundr;

c)

An obligation of the Company to raise $500,000 through the issuance of common shares on or before December 30, 2013;

PATRIOT MINEFINDERS INC.

(An Exploration Stage Company)

NOTES TO THE CONDENSED INTERIM FINANCIAL STATEMENTS

FOR THE PERIOD ENDED OCTOBER 31, 2013

(Unaudited)

6.

ACQUISITION (cont’d…)

d)

An obligation of the Company to issue 12,500,000 restricted common shares to the current shareholders of Wundr on or before December 30, 2013;

e)

An obligation of the Company to raise $1,7500,000 through the issuance of common shares on or before April 29, 2014; and

f)

An obligation of the Company to issue 42,500,000 restricted common shares to the current shareholders of Wundr on or before April 29, 2014.

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

Plan of Operation

As at October 31, 2013, we had a cash balance of $238, compared to a cash balance of $10,146 as of July 31, 2013. Our plan of operation for the next twelve months is to close the acquisition of Wundr and complete two tranches of a private placement.

We do not have sufficient funds to cover the anticipated administrative expenses, so we will require additional funding. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock or from loans from Skanderbeg.

If we are not successful in raising additional financing, we anticipate that we will not be able to proceed with the acquisition of Wundr.

Our current cash on hand will not be sufficient to continue as a reporting company as we will need to maintain our periodic filings with the appropriate regulatory authorities and will incur legal and accounting costs. If no other such opportunities are available and we cannot raise additional capital to sustain minimum operations, we may be forced to discontinue business.

Based on the nature of our business, we anticipate incurring operating losses in the foreseeable future. We base this expectation, in part, on the fact that very start-up technology companies ultimately develop into producing, profitable mines. Our future financial results are also uncertain due to a number of factors, some of which are outside our control. These factors include the following:

•

our ability to raise additional funding; and

•

our ability to close the Wundr acquisition.

We have not attained profitable operations and are dependent upon obtaining financing to pursue activities. For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Results of Operations for Period Ending October 31, 2013

The following unaudited summary of our results of operations should be read in conjunction with our financial statements for the three month periods ended October 31, 2013 and 2012.

We have not generated any revenue since inception and are dependent upon obtaining financing to pursue our business activities. For these reasons, our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Results of Operations for the Three Months Ended October 31, 2013 and 2012

Our operating results for the three month periods ended October 31, 2013 and 2012 and the changes between those periods for the respective items are summarized as follows:

		For the three months ended October 31, 2013		For the three months ended October 31, 2012		Change between three months ended October 31, 2013 and April 30, 2012
Revenue	$	Nil	$	Nil	$	Nil
Consulting		$27,398		$17,243		$10,155
Filing and regulatory		$1,031		$9,981		$(8,950)
General and administrative		$8,686		$29,605		$(20,919)
Foreign exchange		$(239)	$	Nil		$(239)
Professional fees		$9,577		$3,933		$5,644
Promotion and shareholder communication		$473		$21,553		$(21,080)
Net loss		$(46,926)		$(82,315)		$35,389

Our expenses decreased during the three month period ended October 31, 2013 compared to the same period in 2012 primarily as a result of the Company becoming less active while it searched for projects in the current period.

Liquidity and Capital Resources

Working Capital

	At October 31, 2013	At July 31, 2013	Change between October 31, 2013 and July 31, 2013
Current Assets	$25,288	$27,259	$(1,971)
Current Liabilities	$630,939	$585,984	$44,955
Working Capital/(Deficit)	$(605,651)	$(558,725)	$(46,926)

Cash Flows

		For the three months ended October 31, 2013		For the three months ended October 31, 2012	Period from inception February 9, 2007 to October 31, 2013
Cash Flows (used in) Operating Activities		$(9,908)		$(950)	$(46,062)
Cash Flows provided by Investing Activities	$	Nil	$	Nil	$(50,000)
Cash Flows provided by Financing Activities	$	Nil	$	Nil	$96,300
Net Increase(Decrease) in Cash During Period		$(9,908)		$(950)	$238

As of October 31, 2013, our current assets were $25,288 and our current liabilities were $630,939 and we had a working capital deficit of $605,651. Our unaudited financial statements report a net loss of $46,926 for the three months ended October 31, 2013 compared to our net loss of $82,315 for the same period in 2012 and a net loss of $938,851 for the period February 9, 2007 (inception) to October 31, 2013.

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

PART II-OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS.

None

ITEM 1A.

 RISK FACTORS.

Prior to making an investment decision investors should consider the investment risks set out below and those described elsewhere in this document, which are in addition to the usual risks associated with an investment in a business at an early stage of development. The directors of the Company consider the risks set out below to be the most significant to potential investors in the Company, but are not all of the risks associated with an investment in securities of the Company. If any of these risks materialize into actual events or circumstances or other possible additional risks and uncertainties of which the Directors are currently unaware, or which they consider not to be material in relation to the Group's business, actually occur, the Group's assets, liabilities, financial condition, results of operations (including future results of operations), business and business prospects, are likely to be materially and adversely affected. In such circumstances, the price of the Company’s securities could decline and investors may lose all or part of their investment.

Patriot Will Require Significant Amounts of Additional Capital in the Future

The Company has limited financial resources. The Company will have further capital requirements as it proceeds to acquire Wundr.

In addition, the Company may incur major unanticipated liabilities or expenses. There can be no assurance that the Company will be able to obtain necessary financing in a timely manner on commercially acceptable terms, if at all.

Volatile demand for scandium and other metals and the volatile prices for scandium and other metals may make it difficult or impossible for the Company to obtain debt financing or equity financing on commercially acceptable terms or at all. Failure to obtain such additional financing could result in delay or indefinite postponement of any acquisitions. If the acquisition of Wundr is delayed or cancelled, such delay or cancellation would have a material and adverse effect on the Company’s business, financial condition and results of operation.

Currency Risk

The Company maintains accounts in Canadian and American currency. The Company’s equity financings are sourced in Canadian dollars but for the most part it incurs its expenditures in local currencies or in US dollars. The Company’s operations are subject to foreign currency fluctuations and such fluctuations may materially affect the Company’s financial position and results. The Company does not engage in currency hedging activities.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.

(REMOVED AND RESERVED).

ITEM 5.

OTHER INFORMATION.

On November 22, 2013, Patriot Minefinders Inc. issued a news release to announce the appointment of Fred Tejada as Chief Executive Officer and Director of the Company.  Concurrently, Mr. John LaGourgue resigned from the Board of Directors and as Chief Executive Officer effective November 19, 2013.

The Company’s current board of directors is comprised of Fred Tejada, Justin Blanchet, and Perparim Alikaj.

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

101.

 XBRL Instance Document.

101.

SCH  XBRL TaxonomyExtention Schema Document.

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

By: /s/ Fred Tejada

Fred Tejada, Chief Executive Officer

Date:  December 10, 2013