Form 10-Q
period 2014-01-31
Patriot Minefinders Inc.
filed 2014-03-17
CIK 1424864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2014

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

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act). ☒Yes ☐ No

As of January 31, 2014 the Issuer had 63,400,000 shares of common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

The financial statements of Patriot Minefinders Inc. (“We”, “Us”, the “Company”, or the “Registrant”) a Nevada corporation, included herein was prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission.  Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company in the Company's Form 10-K for the fiscal year ended July 31, 2013, and all amendments thereto.

PATRIOT MINEFINDERS INC

(AN EXPLORATION STAGE COMPANY)

INTERIM FINANCIAL STATEMENTS

PERIOD ENDED JANUARY 31, 2014

(An Exploration Stage Company)

FINANCIAL STATEMENTS

(Expressed in United States Dollars)

(Unaudited)

FOR THE PERIOD ENDED JANUARY 31, 2014

PATRIOT MINEFINDERS INC.

(An Exploration Stage Company)

BALANCE SHEETS

(Expressed in United States Dollars)

(Unaudited)

	January 31, 2014	July 31, 2013

ASSETS

Current
Cash	$ 71	$ 10,146
Receivables (Note 6)	53,687	17,113
Prepayments	16,183	-

	$ 69,941	$ 27,259

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current
Accounts payable and accrued liabilities	$ 617,043	$ 518,884
Due to related parties (Note 3)	67,100	67,100

	684,143	585,984

Stockholders’ deficit
Capital stock, $0.001 par value, 1,680,000,000 shares authorized;
63,400,000 shares issued and outstanding (Note 4)	63,400	63,400
Additional paid-in-capital (Note 4)	269,800	269,800
Deficit accumulated during the exploration stage	(947,402)	(891,925)

	(614,202)	(558,725)

	$ 69,941	$ 27,259

Nature and continuance of operations (Note 1)

The accompanying notes are an integral part of these condensed interim financial statements.

PATRIOT MINEFINDERS INC.

(An Exploration Stage Company)

STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS

(Expressed in United States Dollars)

(Unaudited)

	For the three months ended		For the six months ended
	January 31, 2014	January 31, 2013	January 31, 2014	January 31, 2013	Cumulative During the Exploration Stage February 9, 2007 (inception) to January 31, 2014

EXPENSES
Consulting	$ 13,866	$ 19,900	$ 41,264	$ 37,143	$ 180,407
Filing and regulatory	2,979	4,615	4,010	14,596	43,379
Foreign exchange	(42,223)	-	(42,462)	-	(53,144)
General and administrative	7,983	15,478	16,669	45,083	129,318
Geological, mineral, and prospect costs written off	-	112,000	-	112,000	376,500
Professional fees	25,813	5,735	35,390	9,668	152,004
Promotion and shareholder communication	133	8,365	606	29,918	118,938

Loss and comprehensive loss	$ (8,551)	$(166,093)	$ (55,477)	$(248,408)	$ (947,402)

Basic and diluted loss per common share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average number of common shares outstanding	63,400,000	61,804,348	63,400,000	61,802,174

The accompanying notes are an integral part of these condensed interim financial statements.

PATRIOT MINEFINDERS INC.

(An Exploration Stage Company)

STATEMENT OF CASH FLOWS

(Expressed in United States Dollars)

(Unaudited)

	For the six months ended January 31, 2014	For the six months ended January 31, 2013	Cumulative During the Exploration Stage February 9, 2007 (inception) to January 31, 2014

CASH FLOWS FROM OPERATING ACTIVITIES
Loss	$ (55,477)	$ (248,408)	$ (947,402)
Items not affecting cash:
Write-down of mineral properties	-	112,000	354,000
Unrealized foreign exchange	(42,462)	-	(42,462)

Non-cash working capital item changes:
Receivables	(36,574)	(8,267)	(53,687)
Prepayments	(16,183)	11,373	(16,183)
Accounts payables and accrued liabilities	140,621	131,646	659,505

Net cash used in operating activities	(10,075)	(1,656)	(46,229)

CASH FLOWS FROM INVESTING ACTIVITY
Mineral exploration	-	-	(50,000)

Net cash used in investing activities	-	-	(50,000)

CASH FLOWS FROM FINANCING ACTIVITY
Common stock issued	-	-	29,200
Due to related parties	-	-	67,100

Net cash provided by investing activities	-	-	96,300

Change in cash for the period	(10,075)	(1,656)	71

Cash, beginning of period	10,146	1,930	-

Cash, end of period	$ 71	$ 274	$ 71

Interest	$ -	$ -	$ -
Income taxes	$ -	$ -	$ -

There were no significant non-cash transactions for the period ended January 31, 2014.

Significant non-cash transactions for the period ended January 31, 2013 included issuing 400,000 restricted common shares for mineral properties at a value of $92,000.

The accompanying notes are an integral part of these condensed interim financial statements.

PATRIOT MINEFINDERS INC.

(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Expressed in United States Dollars)

(Unaudited)

	Capital Stock
	Number	Amount	Additional Paid-in-Capital	Deficit	Total

Balance as at February 9, 2007	-	$ -	$ -	$ -	$ -
Private placement	60,800,000	60,800	(31,600)	-	29,200
Loss for the period	-	-	-	(9,059)	(9,059)

Balance as at July 31, 2007	60,800,000	60,800	(31,600)	(9,059)	20,141
Loss for the year	-	-	-	(23,857)	(23,857)

Balance as at July 31, 2008	60,800,000	60,800	(31,600)	(32,916)	(3,716)
Loss for the year	-	-	-	(11,552)	(11,552)

Balance as at July 31, 2009	60,800,000	60,800	(31,600)	(44,468)	(15,268)
Loss for the year	-	-	-	(16,911)	(16,911)

Balance as at July 31, 2010	60,800,000	60,800	(31,600)	(61,379)	(32,179)
Loss for the year	-	-	-	(16,000)	(16,000)

Balance as at July 31, 2011	60,800,000	60,800	(31,600)	(77,379)	(48,179)
Stock issued for mineral property	1,000,000	1,000	19,000	-	20,000
Loss for the year	-	-	-	(134,757)	(134,757)

Balance as at July 31, 2012	61,800,000	61,800	(12,600)	(212,136)	(162,936)
Stock issued for mineral property	1,600,000	1,600	282,400	-	284,000
Loss for the year	-	-	-	(679,789)	(679,789)

Balance as at July 31, 2013	63,400,000	63,400	269,800	(891,925)	(558,725)
Loss for the period	-	-	-	(55,477)	(55,477)

Balance as at January 31, 2014	63,400,000	$ 63,400	$ 269,800	$ (947,402)	$ (614,202)

The accompanying notes are an integral part of these condensed interim financial statements.

PATRIOT MINEFINDERS INC.

(An Exploration Stage Company)

NOTES TO THE CONDENSED INTERIM FINANCIAL STATEMENTS

FOR THE PERIOD ENDED JANUARY 31, 2014

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

The Company is in the early stages of exploration and as is common with any exploration company, it raises financing for its exploration and acquisition activities.  These condensed interim financial statements have been prepared on the going concern basis, which presumes that the Company will continue operation for the foreseeable future and will be able to realize assets and discharge liabilities in the normal course of business.  The Company has incurred a loss of $55,477, for the six month period ended January 31, 2014 and has accumulated a deficit during the exploration stage of $947,402.  This raises substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan, which is typical for junior exploration companies.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management of the Company (“Management”) is of the opinion that sufficient financing will be obtained from external financing and further share issuances to meet the Company’s obligations.  At January 31, 2014, the Company has working capital deficiency of $614,202, which would not be sufficient to fund the current level of operations.

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

Use of Estimates

The preparation of these condensed interim financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.  Significant areas requiring the use of estimates include the valuation allowance applied to deferred income taxes.  Actual results could differ from those estimates, and would impact future results of operations and cash flows.

PATRIOT MINEFINDERS INC.

(An Exploration Stage Company)

NOTES TO THE CONDENSED INTERIM FINANCIAL STATEMENTS

FOR THE PERIOD ENDED JANUARY 31, 2014

(Unaudited)

3.

RELATED PARTY TRANSACTIONS

Key management personnel comprise of the Chief Executive Officer, Chief Financial Officer, and the Directors of the Company.  The remuneration of the key management personnel is as follows:

a)

Consulting fees of $28,248 (2013 - $30,000) to a company with a common director of the Company and $8,629 (2013 - $Nil) to a company controlled by the CEO of the Company.

As at January 31, 2014, included in due to related parties is $67,100 (July 31, 2013 - $67,100) representing advances made by a former director.  The advances are due on demand without interest.

As at January 31, 2014, due to related parties included in accounts payable and accrued liabilities is $471,076 (July 31, 2013 - $398,323) to current and former officers and companies controlled by directors and officers of the Company.  Of this amount, $333,488 (July 31, 2013 - $287,431) represents advances made by Skanderbeg Capital Partners Inc. (“Skanderbeg”), a company that advises the Company’s management and does promotional work for the Company.  Skanderbeg has made payments on behalf of the Company until such time as the Company is able to complete a financing.

Rent included in general and administration of $1,725 (2013 - $6,785) and consulting fees of $3,421 (2013 - $6,443) were paid and accrued to Skanderbeg.

4.

CAPITAL STOCK AND ADDITIONAL PAID-IN-CAPITAL

There were no transactions during the period ended January 31, 2014.

During the year ended July 31, 2013:

The Company issued 1,600,000 restricted common shares with a value of $284,000 to two companies the Company entered in to mineral property option agreements with.  During the year ended July 31, 2013, both agreements were dropped and the value of the restricted common shares was written off to the statement of operations and comprehensive loss.

5.

SEGMENTED INFORMATION

The Company has one reportable segment, being the search for a suitable business opportunity.

6.

LOAN RECEIVABLE

During the period ended January 31, 2014, the Company entered in to a Binding Letter of Intent (“BLOI”) with Wundr Software Inc. (“Wundr”).  Under the terms of the BLOI, the Company would acquire 100% of the issued and outstanding common shares of Wundr. Due to unforeseen circumstances, the Company did not go through with the BLOI.

As of January 31, 2014, included in receivables is $50,038 representing advances made to Wundr by the Company. The advances are due on demand without interest.

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

Plan of Operation

As at January 31, 2014, we had a cash balance of $71, compared to a cash balance of $10,146 as of July 31, 2013.

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

Based on the nature of our business, we anticipate incurring operating losses in the foreseeable future. We base this expectation, in part, on the fact that every start-up technology companies ultimately develop into profitable companies. Our future financial results are also uncertain due to a number of factors, some of which are outside our control such as our ability to raise additional funding.

We have not attained profitable operations and are dependent upon obtaining financing to pursue activities. For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Results of Operations for Period Ending January 31, 2014

The following unaudited summary of our results of operations should be read in conjunction with our financial statements for the six month periods ended January 31, 2014 and 2013.

We have not generated any revenue since inception and are dependent upon obtaining financing to pursue our business activities. For these reasons, our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Results of Operations for the Six Months Ended January 31, 2014 and 2013

Our operating results for the six month periods ended January 31, 2014 and 2013 and the changes between those periods for the respective items are summarized as follows:

		For the six months ended January 31, 2014		For the six months ended January 31, 2013		Change between six months ended January 31, 2014 and January 31, 2013
Revenue	$	Nil	$	Nil	$	Nil
Consulting		$41,264		$37,143		$4,121
Filing and regulatory		$4,010		$14,596		$(10,586)
Foreign exchange		$(42,462)	$	Nil		$(42,462)
General and administrative		$16,669		$45,083		$(28,414)
Professional fees		$35,390		$9,668		$25,722
Promotion and shareholder communication		$606		$29,918		$(29,312)
Write-down of mineral properties	$	Nil		$112,000		$(112,000)
Net loss		$(55,477)		$(248,408)		$192,931

Our expenses decreased during the six month period ended January 31, 2014 compared to the same period in 2013 primarily as a result of the Company becoming less active while it searched for projects in the current period.

Liquidity and Capital Resources

Working Capital

	At January 31, 2014	At July 31, 2013	Change between January 31, 2014 and July 31, 2013
Current Assets	$69,941	$27,259	$42,681
Current Liabilities	$684,143	$585,984	$98,159
Working Capital/(Deficit)	$(614,202)	$(558,725)	$(55,477)

Cash Flows

		For the six months ended January 31, 2014		For the six months ended January 31, 2013	Period from inception February 9, 2007 to January 31, 2014
Cash Flows (used in) Operating Activities		$(10,075)		$(1,656)	$(46,229)
Cash Flows provided by Investing Activities	$	Nil	$	Nil	$(50,000)
Cash Flows provided by Financing Activities	$	Nil	$	Nil	$96,300
Net Increase(Decrease) in Cash During Period		$(10,075)		$(1,656)	$71

As of January 31, 2014, our current assets were $69,941 and our current liabilities were $684,143 and we had a working capital deficit of $614,202. Our unaudited financial statements report a net loss of $55,477 for the six months ended January 31, 2014 compared to our net loss of $248,408 for the same period in 2013 and a net loss of $947,402 for the period February 9, 2007 (inception) to January 31, 2014.

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

Changes in Internal Control over Financial Reporting

The above noted deficiency in internal control was not reported in earlier financial statements as management thought that the lack of operations made up for these weaknesses.  Accordingly, there has been no change in the Company's internal control over financial reporting during the period ended January 31, 2014, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.  However, as noted above, there has been a change in management's evaluation of those controls.

PART II - OTHER INFORMATION

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.

(REMOVED AND RESERVED).

ITEM 5.

OTHER INFORMATION.

On March 6, 2014, Patriot Minefinders Inc. issued a news release to announce the appointment of Fred Tejada as Chief Financial Officer.  Concurrently, Mr. Justin Blanchet resigned from the Board of Directors and as Chief Financial Officer effective March 4, 2014.

The Company’s current board of directors is comprised of Fred Tejada and Perparim Alikaj.

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

Date:  March 14, 2014