Form 10-Q
period 2014-04-30
Patriot Minefinders Inc.
filed 2014-06-16
CIK 1424864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2014

❑ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer ❑	Accelerated filer ❑
Non-accelerated filer ❑ (Do not check if a smaller reporting Company)	Smaller reporting Company ☒

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act). ☒Yes ❑ No

As of April 30, 2014 the Issuer had 63,400,000 shares of common stock issued and outstanding.

PART I-FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

The financial statements of Patriot Minefinders Inc., (“We”, “Us”, the “Company”, or the “Registrant”) a Nevada corporation, included herein was prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission.  Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company in the Company's Form 10-K for the fiscal year ended July 31, 2013, and all amendments thereto.

(An Exploration Stage Company)

FINANCIAL STATEMENTS

(Expressed in United States Dollars)

(Unaudited)

FOR THE PERIOD ENDED APRIL 30, 2014

PATRIOT MINEFINDERS INC

(AN EXPLORATION STAGE COMPANY)

INTERIM FINANCIAL STATEMENTS

PERIOD ENDED APRIL 30, 2014

PATRIOT MINEFINDERS INC.

(An Exploration Stage Company)

BALANCE SHEETS

(Expressed in United States Dollars)

(Unaudited)

	April 30, 2014	July 31, 2013

ASSETS

Current
Cash	$ 60	$ 10,146
Receivable	2,098	17,113

	2,158	27,259
Advances receivable (Note 6)	50,038	-

	$ 52,196	$ 27,259

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current
Accounts payable and accrued liabilities	$ 628,274	$ 518,884
Due to related parties (Note 3)	67,100	67,100

	695,374	585,984

Stockholders’ deficit
Capital stock, $0.001 par value, 1,680,000,000 shares authorized;
63,400,000 shares issued and outstanding (Note 4)	63,400	63,400
Additional paid-in-capital (Note 4)	269,800	269,800
Deficit accumulated during the exploration stage	(976,378)	(891,925)

	(643,178)	(558,725)

	$ 52,196	$ 27,259

Nature and continuance of operations (Note 1)

Subsequent event (Note 7)

The accompanying notes are an integral part of these condensed interim financial statements.

PATRIOT MINEFINDERS INC.

(An Exploration Stage Company)

STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS

(Expressed in United States Dollars)

(Unaudited)

	For the three months ended		For the nine months ended
	April 30, 2014	April 30, 2013	April 30, 2014	April 30, 2013	Cumulative During the Exploration Stage February 9, 2007 (inception) to April 30, 2014

EXPENSES
Consulting	$ 6,054	$ 27,293	$ 47,318	$ 64,436	$ 186,461
Filing and regulatory	3,090	5,543	7,100	20,139	46,469
Foreign exchange	8,717	-	(33,745)	-	(44,427)
General and administrative	11,115	20,712	27,784	65,795	140,433
Geological, mineral, and prospect costs written off	-	60,000	-	172,000	376,500
Professional fees	-	16,149	35,390	25,817	152,004
Promotion and shareholder communication	-	41,396	606	71,414	118,938

Loss and comprehensive loss	$ (28,976)	$ (171,193)	$ (84,453)	$ (419,601)	$ (976,378)

Basic and diluted loss per common share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average number of common shares outstanding	63,400,000	62,200,000	63,400,000	61,930,403

The accompanying notes are an integral part of these condensed interim financial statements.

PATRIOT MINEFINDERS INC.

(An Exploration Stage Company)

STATEMENT OF CASH FLOWS

(Expressed in United States Dollars)

(Unaudited)

	For the nine months ended April 30, 2014	For the nine months ended April 30, 2013	Cumulative During the Exploration Stage February 9, 2007 (inception) to April 30, 2014

CASH FLOWS FROM OPERATING ACTIVITIES
Loss	$ (84,453)	$ (419,601)	$ (976,378)
Items not affecting cash:
Write-down of mineral properties	-	162,000	354,000
Unrealized foreign exchange	(33,745)	-	(33,745)

Non-cash working capital item changes:
Receivables	15,015	(17,135)	(2,098)
Prepayments	-	16,185	-
Accounts payables and accrued liabilities	93,097	257,133	611,981

Net cash used in operating activities	(10,086)	(1,418)	(46,240)

CASH FLOWS FROM INVESTING ACTIVITY
Mineral exploration	-	-	(50,000)

Net cash used in investing activities	-	-	(50,000)

CASH FLOWS FROM FINANCING ACTIVITY
Common stock issued	-	-	29,200
Due to related parties	-	-	67,100

Net cash provided by investing activities	-	-	96,300

Change in cash for the period	(10,086)	(1,418)	60

Cash, beginning of period	10,146	1,930	-

Cash, end of period	$ 60	$ 512	$ 60

Interest	$ -	$ -	$ -
Income taxes	$ -	$ -	$ -

Significant non-cash transactions for the period ended April 30, 2014 included accruing $50,038 in advances receivable through accounts payable and accrued liabilities.

Significant non-cash transactions for the period ended April 30, 2013 included issuing 400,000 restricted common shares for mineral properties at a value of $92,000.

The accompanying notes are an integral part of these condensed interim financial statements.

PATRIOT MINEFINDERS INC.

(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Expressed in United States Dollars)

(Unaudited)

	Capital Stock
	Number	Amount	Additional Paid-in-Capital	Deficit	Total

Balance as at February 9, 2007	-	$ -	$ -	$ -	$ -
Private placement	60,800,000	60,800	(31,600)	-	29,200
Loss for the period	-	-	-	(9,059)	(9,059)

Balance as at July 31, 2007	60,800,000	60,800	(31,600)	(9,059)	20,141
Loss for the year	-	-	-	(23,857)	(23,857)

Balance as at July 31, 2008	60,800,000	60,800	(31,600)	(32,916)	(3,716)
Loss for the year	-	-	-	(11,552)	(11,552)

Balance as at July 31, 2009	60,800,000	60,800	(31,600)	(44,468)	(15,268)
Loss for the year	-	-	-	(16,911)	(16,911)

Balance as at July 31, 2010	60,800,000	60,800	(31,600)	(61,379)	(32,179)
Loss for the year	-	-	-	(16,000)	(16,000)

Balance as at July 31, 2011	60,800,000	60,800	(31,600)	(77,379)	(48,179)
Stock issued for mineral property	1,000,000	1,000	19,000	-	20,000
Loss for the year	-	-	-	(134,757)	(134,757)

Balance as at July 31, 2012	61,800,000	61,800	(12,600)	(212,136)	(162,936)
Stock issued for mineral property	,600,000	1,600	282,400	-	284,000
Loss for the year	-	-	-	(679,789)	(679,789)

Balance as at July 31, 2013	63,400,000	63,400	269,800	(891,925)	(558,725)
Loss for the period	-	-	-	(84,453)	(84,453)

Balance as at April 30, 2014	63,400,000	$ 63,400	$ 269,800	$ (976,378)	$ (643,178)

The accompanying notes are an integral part of these condensed interim financial statements.

PATRIOT MINEFINDERS INC.

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE PERIOD ENDED APRIL 30, 2014

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

The Company is in the early stages of seeking a business opportunity and as is common with any start-up company, it raises financing for its acquisition activities.  These condensed interim financial statements have been prepared on the going concern basis, which presumes that the Company will continue operation for the foreseeable future and will be able to realize assets and discharge liabilities in the normal course of business.  The Company has incurred a loss of $84,453, for the nine month period ended April 30, 2014 and has accumulated a deficit during the exploration stage of $976,378.  This raises substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan, which is typical for a start-up company.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management of the Company (“Management”) is of the opinion that sufficient financing will be obtained from external financing and further share issuances to meet the Company’s obligations.  At April 30, 2014, the Company has working capital deficiency of $693,216, which would not be sufficient to fund the current level of operations.

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

FOR THE PERIOD ENDED APRIL 30, 2014

(Unaudited)

3.

RELATED PARTY TRANSACTIONS

Key management personnel comprise of the Chief Executive Officer, Chief Financial Officer, and the Directors of the Company.  The remuneration of the key management personnel is as follows:

a)

Consulting fees of $34,302 (2013 - $56,000) to a company with a common director of the Company and $8,629 (2013 - $Nil) to a company controlled by the former CEO of the Company.

As at April 30, 2014, included in due to related parties is $67,100 (July 31, 2013 - $67,100) representing advances made by former directors.  The advances are due on demand without interest.

As at April 30, 2014, due to related parties included in accounts payable and accrued liabilities is $514,409 (July 31, 2013 - $398,323) to current and former officers and companies controlled by directors and officers of the Company.  Of this amount, $311,008 (July 31, 2013 - $287,431) represents advances made by Skanderbeg Capital Partners Inc. (“Skanderbeg”), a company that advises the Company’s management and does promotional work for the Company.  Skanderbeg has made payments on behalf of the Company until such time as the Company is able to complete a financing.

Rent included in general and administration of $1,725 (2013 - $6,785) and consulting fees of $3,421 (2013 - $6,443) were paid and accrued to Skanderbeg.

4.

CAPITAL STOCK AND ADDITIONAL PAID-IN-CAPITAL

There were no transactions during the period ended April 30, 2014.

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

6.

ADVANCES RECEIVABLE

During the period ended April 30, 2014, the Company entered in to a Binding Letter of Intent (“BLOI”) with Wundr Software Inc. (“Wundr”).  Under the terms of the BLOI, the Company would acquire 100% of the issued and outstanding common shares of Wundr. Due to unforeseen circumstances, the Company did not go through with the BLOI.

As of April 30, 2014, included in receivables is $50,038 representing advances made to Wundr by the Company. The advances are due on demand without interest.

7.

SUBSEQUENT EVENT

Subsequent to April 30, 2014, the Company reached an agreement to acquire 100% of Juliet Press Inc. (“Juliet”).  As part of the acquisition, the Company will issue 14,000,000 common shares upon completion of the transaction.

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

Plan of Operation

As at April 30, 2014, we had a cash balance of $60, compared to a cash balance of $10,146 as of July 31, 2013

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

Results of Operations for Period Ending April 30, 2014

The following unaudited summary of our results of operations should be read in conjunction with our financial statements for the nine month periods ended April 30, 2014 and 2013.

We have not generated any revenue since inception and are dependent upon obtaining financing to pursue our business activities. For these reasons, our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Results of Operations for the Nine Months Ended April 30, 2014 and 2013

Our operating results for the nine month periods ended April 30, 2014 and 2013 and the changes between those periods for the respective items are summarized as follows:

		For the nine months ended April 30, 2014		For the nine months ended April 30, 2013		Change between nine months ended April 30, 2014 and April 30, 2013
Revenue	$	Nil	$	Nil	$	Nil
Consulting		$47,318		$64,436		$(17,118)
Filing and regulatory		$7,100		$20,139		$(13,039)
Foreign exchange		$(33,745)	$	Nil		$(33,745)
General and administrative		$27,784		$65,795		$(38,011)
Professional fees		$35,390		$25,817		$9,573
Promotion and shareholder communication		$606		$71,414		$(70,808)
Write-down of mineral properties	$	Nil		$172,000		$(172,000)
Net loss		$(84,453)		$(419,601)		$335,148

Our expenses decreased during the nine month period ended April 30, 2014 compared to the same period in 2013 primarily as a result of the Company becoming less active while it searched for projects in the current period.

Liquidity and Capital Resources

Working Capital

	At April 30, 2014	At July 31, 2013	Change between April 30, 2014 and July 31, 2013
Current Assets	$2,158	$27,259	$(25,101)
Current Liabilities	$695,374	$585,984	$109,390
Working Capital/(Deficit)	$(693,216)	$(558,725)	$(134,491)

Cash Flows

		For the nine months ended April 30, 2014		For the nine months ended April 30, 2013	Period from inception February 9, 2007 to April 30, 2014
Cash Flows (used in) Operating Activities		$(10,086)		$(1,418)	$(46,240)
Cash Flows provided by Investing Activities	$	Nil	$	Nil	$(50,000)
Cash Flows provided by Financing Activities	$	Nil	$	Nil	$96,300
Net Increase(Decrease) in Cash During Period		$(10,086)		$(1,418)	$60

As of April 30, 2014, our current assets were $2,158 and our current liabilities were $695,374 and we had a working capital deficit of $693,216. Our unaudited financial statements report a net loss of $84,453 for the nine months ended April 30, 2014 compared to our net loss of $419,601 for the same period in 2013 and a net loss of $976,378 for the period February 9, 2007 (inception) to April 30, 2014.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our chief executive officer and chief financial officer concluded that our internal control over financial reporting was not effective as of April 30, 2014 because the following material weakness in internal control over financial reporting existed as of that date.

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

Changes in Internal Control over Financial Reporting

The above noted deficiency in internal control was not reported in earlier financial statements as management thought that the lack of operations made up for these weaknesses.  Accordingly, there has been no change in the Company's internal control over financial reporting during the period ended April 30, 2014, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.  However, as noted above, there has been a change in management's evaluation of those controls.

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

Patriot Will Require Significant Amounts of Additional Capital in the Future

The Company has limited financial resources. The Company will have further capital requirements as it proceeds to acquire Juliet.

In addition, the Company may incur major unanticipated liabilities or expenses. There can be no assurance that the Company will be able to obtain necessary financing in a timely manner on commercially acceptable terms, if at all.

Volatile demand for technology products may make it difficult or impossible for the Company to obtain debt financing or equity financing on commercially acceptable terms or at all. Failure to obtain such additional financing could result in delay or indefinite postponement of any acquisitions. If the acquisition of Juliet is delayed or cancelled, such delay or cancellation would have a material and adverse effect on the Company’s business, financial condition and results of operation.

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

On June 3, 2014, Patriot Minefinders Inc. issued a news release to announce the appointment of Greg Johnson as Chief Executive Officer.  Concurrently, Mr. Fred Tejada resigned as Chief Financial Officer.

The Company’s current board of directors is comprised of Greg Johnson, Fred Tejada and Perparim Alikaj.

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

101.

INS XBRL Instance File.

101.

SCH XBRL Taxonomy Schema Linkbase Document.

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

By: /s/ Greg Johnson

Greg Johnson, Chief Executive Officer

Date:  June 14, 2014