Form 10-K
period 2014-07-31
Patriot Minefinders Inc.
filed 2014-11-10
CIK 1424864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________________

FORM 10-K

____________________________

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2014

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

☒Yes ☐ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal year end: $0.12.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of October 28, 2014 the Issuer had 63,400,000 shares of common stock issued and outstanding.

Documents incorporated by reference: None.

Table of Contents

Item

Page

PART I

Item 1.

Business

F-4

Item 1A.

Risk Factors

F-7

Item 1B.

Unresolved Staff Comments

F-11

Item 2.

Properties

F-11

Item 3.

Legal Proceedings

F-11

Item 4.

Mining Safety Disclosures

F-12

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer

Purchases of Equity Securities

F-12

Item 6.

Selected Financial Data

F-14

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of

Operations

F-14

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk

F-15

Item 8.

Financial Statements and Supplementary Data

F-15

Item 9.

Changes in and Disagreements With Accountants on Accounting and Financial

Disclosure

F-30

Item 9A.

Controls and Procedures

F-30

Item 9B.

Other Information

F-31

PART III

Item 10.

Directors, Executive Officers and Corporate Governance

F-31

Item 11.

Executive Compensation

F-33

Item 12.

Security Ownership of Certain Beneficial Owners and Management and

Related Stockholder Matters

F-34

Item 13.

Certain Relationships and Related Transactions and Director Independence

F-35

Item 14.

Principal Accounting Fees and Services

F-36

Item 15.

Exhibits, Financial Statement Schedules

F-36

SIGNATURES

F-38

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

PART I

Item 1.

Business

DESCRIPTION OF BUSINESS

Business Development

The Company is a development stage company currently engaged in exploring and evaluating potential strategic transactions in multiple industries, including but not limited to mineral properties and technology.

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

Previous Business

Mining Claims

On April 18th, 2007 the Company entered into a Mineral Property Staking and Purchase Agreement with 1698727 Ontario Inc. whereby we purchased a 100% interest in the Vic Vein mining claim, which is located approximately 250 kilometers west of Williams Lake, British Columbia, Canada, for $7,500. The Company no longer own any rights to the claim as it lapsed on October 6, 2010 and we no longer own any rights in relation to the property.

On February 28, 2012 the Company identified an opportunity with respect to the option to acquire a 50% interest in the La Buena Project from San Marco Resources Inc. (“San Marco”). On May 17, 2012, we entered into an Assignment Agreement with Skanderbeg Partners Inc. (“Skanderbeg”) to acquire an option to purchase the La Buena Project.  The Company was unable to meet the terms of the option agreement and it was terminated during the year ended July 31, 2013.

The Company subsequently identified an opportunity with respect to the option to acquire a 75% interest in the KM 66 property from Bearing Resources Ltd. (“Bearing”). The Company was unable to meet the terms of the option agreement and it was terminated during the year ended July 31, 2014.

Current Business

The Company is actively exploring and evaluating potential strategic transactions in multiple industries, including but not limited to mineral exploration and technology.

On November 12, 2013, the Company entered in to a binding letter of intent (“LOI”) with Wundr Software Inc. (“Wundr”).  Under the terms of the LOI, the Company would acquire 100% of the issued and outstanding common shares of Wundr. Due to unforeseen circumstances, the Company did not go through with the LOI, which the Company announced was expired on January 10, 2014.

On May 23, 2014, the Company entered into a share exchange agreement (the “Share Exchange Agreement”) with Juliet Press Inc., a private British Columbia, Canada corporation (“Juliet”), and the stockholders of Juliet (the “Juliet stockholders”), to acquire 100% of the issued and outstanding common stock of Juliet (the “Juliet Stock”). Pursuant to the Share Exchange Agreement, the Company was expected to issue 14,000,000 shares of common stock to Juliet stockholders in consideration for Juliet Shares, resulting in Juliet becoming a wholly owned subsidiary of the Company.  On September 25, 2014, the Company, Juliet and Juliet stockholders mutually agreed in writing to terminate the Share Exchange Agreement.

Market, Customers and Distribution Methods

Success within the technology industry is incumbent on delivering a service or product that attracts and retains users.  Consequently, the Company is actively exploring and evaluating potential strategic transactions within the industry with an encouraging target market and distribution methods.

Competition

The technology industry is highly competitive and characterized by rapid change. We are a new development stage company and have a weak competitive position in the industry, competing with both startup and established technology companies who are actively seeking to acquire and develop emerging technologies.

Many of the companies with which we compete for financing and for strategic opportunities have greater financial and technical resources than those available to us. Such competition could adversely impact our ability to attain the financing necessary for us to enter into strategic transactions.

General competitive conditions may be substantially affected by various forms of legislation and/or regulation introduced from time to time by the governments of the United States and other countries, as well as factors beyond our control, including international political conditions, overall levels of supply and demand for mineral exploration.

Despite this, we hope to compete successfully in the technology industry by:

•

keeping our costs low;

•

relying on the strength of our management’s contacts; and

•

using our size and experience to our advantage by adapting quickly to changing market conditions or responding swiftly to potential opportunities.

Intellectual Property

We claim common law trademark rights in our corporate name and logo. We do not hold any registered copyright, trademark, patent or other intellectual property right.

Research and Development

We did not incur any research and development expenses during the period from February 9, 2007 (inception) to our fiscal period ended July 31, 2014.

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

Item 1A.

Risk Factors

Risks Related To Our Business

We recently changed the focus of our business to concentrate on internet products and services, and information technology professional services; therefore, our past business and financial results may not provide a reliable basis for assessing the prospects for the new focus of our business and the future of our business now largely depends on new technologies and emerging markets.

Our historic principal business was the acquisition and exploration of mineral properties with a view of exploiting any mineral deposits discovered.  During the year ended July 31, 2014, we determined that we would not move forward with the KM 66 project.  We are now exploring and evaluating potential strategic transactions in multiple industries, with a focus on technology.

Accordingly, our past business and financial results do not reflect the new focus of our business. Analyzing those past results will not provide an accurate picture of our current risks or anticipated returns.

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

We have yet to establish any history of profitable operations. We have incurred a net loss of $157,730 for the year ended July 31, 2014.  As a result, at July 31, 2014 we had an accumulated deficit of $1,049,655 and total stockholders’ deficit of $716,455. We have not generated any revenues since our inception and do not anticipate that we will generate revenues which will be sufficient to sustain our operations.

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

Item 1B.

Unresolved Staff Comments

None.

Item 2.

Properties

We currently use the office space of one of the directors of the Company totaling approximately 3,000 square feet in area for which we pay approximately 7.5% of the total monthly costs. Our office is located at 700 – 510 West Hastings Street, Vancouver, BC, V6B 1L8 and our telephone number is (604) 687-7130. Our company deems this to be satisfactory at this time.

Item 3.

Legal Proceedings

On September 17, 2014, the Company learned that it was the subject, along with a number of additional defendants, of a notice of civil claim (the “Claim”) filed in the Supreme Court of British Columbia by Wundr Software Inc. (“Wundr”), an eBook software developer. Wundr and the Company were formerly parties to a binding letter of intent that was announced on November 12, 2013 (the “LOI”), pursuant to which the Company proposed to acquire 100% of the outstanding shares of Wundr. On January 10, 2014, the Company reported that the LOI had expired.

Among other things, the Claim alleges that the Company committed the tort of intentional interference with economic or contractual relations by virtue of its role in an alleged scheme to establish a competing business to Wundr, and that the Company, through its agents, breached the terms of the LOI by appropriating certain confidential information and intellectual property of Wundr for the purpose of establishing a competing business.  The Claim also alleges that the Company is vicariously liable for the actions of its agents.

Wundr is seeking general damages from the Company as well as damages for conspiracy to cause economic harm.  None of the allegations contained in the Claim have been proven in court.

Other than as described above, we are not aware of any material pending legal proceedings to which we are a party or of which our property is the subject. We also know of no proceedings to which any of our directors, officers or affiliates, or any registered or beneficial holders of more than 5% of any class of our securities, or any associate of any such director, officer, affiliate or security holder are an adverse party or have a material interest adverse to us.

Item 4.

Mining Safety Disclosures

Not applicable.

PART II

Item 5.

Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is not traded on any exchange. Our common stock is quoted on OTCQB, under the trading symbol “PROF”. We cannot assure you that there will be a market in the future for our common stock.

OTCQB securities are not listed and traded on the floor of an organized national or regional stock exchange. Instead, OTCQB securities transactions are conducted through a telephone and computer network connecting dealers. OTCQB issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a national or regional stock exchange.

The following table reflects the high and low bid information for our common stock and reflects inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

OTCQB
Quarter Ended	High	Low
July 31, 2014	$0.20	$0.08
April 30, 2014	$0.15	$0.05
January 31, 2014	$0.20	$0.05
October 31, 2013	$0.24	$0.07
July 31, 2013	$0.20	$0.055
April 30, 2013	$0.20	$0.09
January 31, 2013	$0.23	$0.145
October 31, 2012	$0.325	$0.17

Holders

As of the date of this report there were approximately 25 holders of record of our common stock.

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

Recent Sales of Unregistered Securities

We did not complete any previously unreported sales of unregistered securities during the fiscal year ended July 31, 2014.

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

Dividend Policy

Holders of our common stock are entitled to dividends if declared by our board of directors out of funds legally available for the payment of dividends. Since our inception on February 9, 2007 we have not declared any dividends.

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

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the information set forth in our audited financial statements for the period ended July 31, 2014.

Plan of Operations

As at July 31, 2014, we had a cash balance of $72, compared to a cash balance of $10,146 as of July 31, 2013. Our plan of operations for the next twelve months is to seek out a new opportunity.

As well, we anticipate spending an additional $100,000 on administrative fees, including fees payable in connection with our filing obligations as a reporting issuer.

We do not have sufficient funds to cover the anticipated administrative expenses or to acquire a new mineral property, so we will require additional funding. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock or from director loans. We do not have any arrangements in place for any future equity financing or loans.

If we are not successful in raising additional financing, we anticipate that we will not be able to proceed with our business plan. Any business opportunity could require our management to perform diligence on possible acquisition of additional resource properties. Such due diligence would likely include purchase investigation costs, such as professional fees by consulting geologists, preparation of geological reports on the properties, conducting title searches and travel costs for site visits.

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

For the fiscal year ended July 31, 2014, general and administrative expenses were $28,113 compared to $65,114 for the year ended July 31, 2013 and professional fees were $54,650 compared to $45,509 for the same period last fiscal year as the Company was active in seeking projects throughout the year as compared to the prior year.

During our fiscal year ended July 31, 2014, we incurred a net loss of $157,730, which resulted in an accumulated deficit of $1,049,655, compared to a net loss of $679,789 and an accumulated deficit of $891,925 for the year ended July 31, 2013.

Our financial statements are prepared in accordance with U.S. generally accepted accounting principles. We have expensed all development costs related to our establishment.

Liquidity and Capital Resources

We had cash of $72 as of July 31, 2014, compared to a cash position of $10,146 at July 31, 2013. Net cash used in operating activities was $10,074 (2013 - $68,216 cash provided), including $126,398 in cash provided from non-cash working capital (2013 - $384,005).  Since inception through to and including July 31, 2014, we have raised $29,200 through private placements of our common shares.

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

FOR THE YEAR ENDED JULY 31, 2014

DAVIDSON & COMPANY LLP Chartered Accountants A Partnership of Incorporated Professionals

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Directors of
Patriot Minefinders Inc.

We have audited the accompanying financial statements of Patriot Minefinders Inc. (the "Company"), which comprise the balance sheets as of July 31, 2014 and 2013, and the related statements of operations and comprehensive loss, cash flows and stockholders' equity for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Patriot Minefinders Inc. as of July 31, 2014 and 2013, and the results of its operations and its cash flows for the years ended July 31, 2014 and 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Patriot Minefinders Inc. will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency. These matters, along with the other matters set forth in Note1, indicate the existence of material uncertainties that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

"DAVIDSON & COMPANY LLP"

Vancouver, Canada | Chartered Accountants

October 28, 2014

NEXIA INTERNATIONAL

1200 - 609 Granville Street, P.O. Box 10372, Pacific Centre, Vancouver, B.C., Canada V7Y 1G6
Telephone (604) 687-0947 Fax (604) 687-6172

PATRIOT MINEFINDERS INC.

(An Exploration Stage Company)

BALANCE SHEETS

(Expressed in United States Dollars)

AS AT

	July 31, 2014	July 31, 2013

ASSETS

Current
Cash	$ 72	$ 10,146
Receivables	766	17,113
Prepaid expenses	8,314	-

	$ 9,152	$ 27,259

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current
Accounts payable and accrued liabilities	$ 658,507	$ 518,884
Loan from related parties (Note 7)	67,100	67,100

	725,607	585,984

Stockholders’ deficit
Capital stock, $0.001 par value, 1,680,000,000 shares authorized;
63,400,000 shares issued and outstanding (Note 8)	63,400	63,400
Additional paid-in-capital (Note 8)	269,800	269,800
Deficit accumulated during the exploration stage	(1,049,655)	(891,925)

	(716,455)	(558,725)

	$ 9,152	$ 27,259

Nature and continuance of operations (Note 1)

Long-term receivable and contingency (Note 5)

Approved and authorized by the Board on October 28, 2014:

“Greg Johnston”	Director	“Fred Tejada”	Director
Greg Johnston		Fred Tejada

The accompanying notes are an integral part of these financial statements.

PATRIOT MINEFINDERS INC.

(An Exploration Stage Company)

STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS

(Expressed in United States Dollars)

FOR THE YEAR ENDED JULY 31

	2014	2013

EXPENSES
Bad debt expense (Note 5)	$ 50,038	$ -
Consulting	51,284	116,273
Filing and regulatory	9,557	23,374
Foreign exchange	(28,780)	(10,682)
Gain on extinguishment of debt	(7,771)	-
General and administrative	28,113	65,114
Geological, mineral, and prospect costs written off (Note 4)	-	364,000
Professional fees	54,650	45,509
Promotion and shareholder communication	639	76,201

Loss and comprehensive loss	$ (157,730)	$ (679,789)

Basic and diluted loss per common share	$ (0.00)	$ (0.01)

Weighted average number of common shares outstanding	63,400,000	61,998,356

The accompanying notes are an integral part of these financial statements.

PATRIOT MINEFINDERS INC.

(An Exploration Stage Company)

STATEMENT OF CASH FLOWS

(Expressed in United States Dollars)

FOR THE YEAR ENDED JULY 31

	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Loss for the year	$ (157,730)	$ (679,789)
Items not involving cash
Bad debt expense	50,038	-
Geological, mineral, and prospect costs written off	-	364,000
Unrealized foreign exchange	(28,780)	-
Non-cash working capital item changes:
Receivables	16,347	(6,885)
Prepaid expenses	(8,314)	19,393
Accounts payables and accrued liabilities and
due to related parties	118,365	371,497

Net cash (used in) provided by operating activities	(10,074)	68,216

CASH FLOWS FROM INVESTING ACTIVITY
Mineral exploration	-	(60,000)

Net cash used in investing activity	-	(60,000)

Change in cash for the year	(10,074)	8,216

Cash, beginning of year	10,146	1,930

Cash, end of year	$ 72	$ 10,146

Interest	$ -	$ -
Income taxes	-	-

Supplemental disclosure with respect to cash flows (Note 10)

The accompanying notes are an integral part of these financial statements.

PATRIOT MINEFINDERS INC.

(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS’ DEFICIT

(Expressed in United States Dollars)

	Capital Stock
	Number	Amount	Additional Paid-in-Capital	Deficit	Total

Balance as at July 31, 2012	61,800,000	$ 61,800	$ (12,600)	$ (212,136)	$ (162,936)
Stock issued for mineral property	1,600,000	1,600	282,400	-	284,000
Loss for the year	-	-	-	(679,789)	(679,789)

Balance as at July 31, 2013	63,400,000	$ 63,400	$ 269,800	$ (891,925)	$ (558,725)
Loss for the year	-	-	-	(157,730)	(157,730)

Balance as at July 31, 2014	63,400,000	$ 63,400	$ 269,800	$ (1,049,655)	$ (716,455)

The accompanying notes are an integral part of these financial statements.

PATRIOT MINEFINDERS INC.

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEAR ENDED JULY 31, 2014

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

The Company is in the early stages of exploration and as is common with any exploration company, it raises financing for its exploration and acquisition activities.  These financial statements have been prepared on a going concern basis, which presumes that the Company will continue operation for the foreseeable future and will be able to realize assets and discharge liabilities in the normal course of business.  The Company has incurred a loss of $157,730 for the year ended July 31, 2014 and has accumulated a deficit during the exploration stage of $1,049,655.  This raises substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan, which is typical for junior exploration companies.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management of the Company (“Management”) is of the opinion that sufficient financing will be obtained from external financing and further share issuances to meet the Company’s obligations.  At July 31, 2014, the Company has working capital deficiency of $716,455, which would not be sufficient to fund the current level of operations.

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

3.

SIGNIFICANT ACCOUNTING POLICIES

Receivables

The Company reviews all receivables that exceed terms and establishes an allowance for doubtful accounts based on management's assessment of the collectability of trade and other receivables.

PATRIOT MINEFINDERS INC.

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEAR ENDED JULY 31, 2014

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

FOR THE YEAR ENDED JULY 31, 2014

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

Financial instruments, including due from related parties, and accounts payable and accrued liabilities are classified as other financial liabilities and are carried at cost, which management believes approximates fair value due to the short term nature of these instruments.

Concentration of credit risk

The financial instrument which potentially subjects the Company to concentration of credit risk is cash. The Company maintains cash in bank accounts that, at times, may exceed federally insured limits. As of July 31, 2014 and 2013, the Company has not exceeded the federally insured limit. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

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

FOR THE YEAR ENDED JULY 31, 2014

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

Recent accounting pronouncements

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) No. 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation”. This ASU does the following, among other things: a) eliminates the requirement to present inception-to-date information on the statements of income, cash flows, and shareholders' equity, b) eliminates the need to label the financial statements as those of a development stage entity, c) eliminates the need to disclose a description of the development stage activities in which the entity is engaged, and d) amends FASB ASC 275, “Risks and Uncertainties”, to clarify that information on risks and uncertainties for entities that have not commenced planned principal operations is required. The amendments in ASU No. 2014-10 related to the elimination of Topic 915 disclosures and the additional disclosure for Topic 275 are effective for public companies for annual and interim reporting periods beginning after December 15, 2014, with early adoption permitted. The Company has evaluated this ASU and early adopted beginning with the year ended July 31, 2014.

In August 2014, FASB also issued ASU No. 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”.  This ASU provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if “conditions or events raise substantial doubt about [the] entity’s ability to continue as a going concern.” The ASU applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted.  The Company is currently evaluating the impact of adoption of this standard.

PATRIOT MINEFINDERS INC.

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEAR ENDED JULY 31, 2014

4.

MINERAL PROPERTY OPTION

Title to mineral properties

Title to mineral properties involves certain inherent risks due to the difficulties of determining the validity of certain mineral titles as well as the potential for problems arising from the frequently ambiguous conveying history characteristic of many mineral properties. As at July 31, 2014, the Company does not hold titles to any mineral properties.

La Buena, Mexico

The Company entered into an assignment agreement with Skanderbeg Capital Partners Inc. (“Skanderbeg”) whereby the Company can earn a 50% interest in the La Buena mineral claims located in Mexico.

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

During the year ended July 31, 2014, the Company decided not to move forward with the KM 66 project.

Acquisition costs	KM 66	La Buena	Total

Balance, July 31, 2012	-	20,000	20,000
Additions
Cash payments	50,000	10,000	60,000
Shares issued	192,000	92,000	284,000
Written-off	(242,000)	(122,000)	(364,000)

Balance, July 31, 2013 and 2014	-	-	-

5.

LONG-TERM RECEIVABLE AND CONTINGENCY

During the year ended July 31, 2014, the Company entered in to a binding letter of intent (“LOI”) with Wundr Software Inc. (“Wundr”).  Under the terms of the LOI, the Company would acquire 100% of the issued and outstanding common shares of Wundr. Due to unforeseen circumstances, the Company did not go through with the LOI, which the Company announced was expired on January 10, 2014.

During the year ended July 31, 2014, the Company advanced $50,038 to Wundr as a loan, due on demand without interest.  Management has assessed the collectability of the loan and recorded an allowance for doubtful accounts of $50,038 for the year ended July 31, 2014.

5.

LONG-TERM RECEIVABLE AND CONTINGENCY (cont’d…)

On September 17, 2014, the Company learned that it was the subject, along with a number of additional defendants, of a notice of civil claim (the “Claim”) filed in the Supreme Court of British Columbia by Wundr, under which Wundr is seeking general damages from the Company as well as damages for conspiracy to cause economic harm.  None of the allegations contained in the Claim have been proven in court.  Management has determined that the probability of the Claim resulting in an unfavourable outcome and financial loss to the Company is unlikely.

6.

SHARE EXCHANGE AGREEMENT

PATRIOT MINEFINDERS INC.

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEAR ENDED JULY 31, 2014

On May 23, 2014, the Company entered into a share exchange agreement (the “Share Exchange Agreement”) with Juliet Press Inc., a private British Columbia, Canada corporation (“Juliet”), and the stockholders of Juliet (the “Juliet stockholders”), to acquire 100% of the issued and outstanding common stock of Juliet (the “Juliet Stock”). Pursuant to the Share Exchange Agreement, the Company was expected to issue 14,000,000 shares of common stock to Juliet stockholders in consideration for Juliet Shares, resulting in Juliet becoming a wholly owned subsidiary of the Company.

Subsequent to July 31, 2014, on September 25, 2014, the Company, Juliet and Juliet stockholders mutually agreed in writing to terminate the Share Exchange Agreement.

7.

RELATED PARTY TRANSACTIONS

Key management personnel comprise of the Chief Executive Officer, Chief Financial Officer, and the Directors of the Company.  The remuneration of the key management personnel is as follows:

a)

Consulting fees of $33,636 (2013 - $60,000) to a company with a common former director of the Company, $Nil (2013 - $700) to the former CEO of the Company, $8,629 (2013 - $20,000) to a company controlled by the former CEO, and $Nil (2013 - $7,800) to the CFO of the Company.

As at July 31, 2014, the Company has recorded loans from related parties of $67,100 (2013 - $67,100) representing advances made by a two former directors and officers.  The advances are due on demand without interest.

As at July 31, 2014, including in due to related parties is $545,494 (2013 - $398,323) in accounts payable and accrued liabilities to current and former officers and companies controlled by directors and officers of the Company.  Of this amount, $325,643 (2013 - $287,431) represents advances made by Skanderbeg, a company that advises the Company’s management and does promotional work for the Company.  Skanderbeg has made payments on behalf of the Company until such time as the Company is able to complete a financing.

Included in general and administration expenses for the year ended July 31, 2014 is rent of $1,725 (2013 - $11,476) and consulting fees of $966 (2013 - $26,391) paid to Skanderbeg.

8.

CAPITAL STOCK AND ADDITIONAL PAID-IN-CAPITAL

There were no transactions during the year ended July 31, 2014.

During the year ended July 31, 2013, the Company issued 1,600,000 restricted common shares with a value of $284,000 to two companies the Company entered in to mineral property option agreements with.  During the year ended July 31, 2013, both agreements were dropped and the value of the restricted common shares was written off to the statement of operations and comprehensive loss.

PATRIOT MINEFINDERS INC.

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEAR ENDED JULY 31, 2014

9.

INCOME TAXES

As of July 31, 2014, the Company had no accrued interest and penalties related to uncertain tax positions.  The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 34% to pre-tax income from continuing operations for the years ended July 31, 2014 and 2013 is noted below.  As management cannot determine that is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been recorded.

A reconciliation of income taxes (recovery) at statutory rates with the reported taxes is as follows:

	2014	2013

Loss before income taxes	$ (157,730)	$ (679,789)

Expected income tax (recovery) at statutory tax rates	$ (54,000)	$ (231,000)
Permanent differences	(2,000)	-
Valuation allowance	56,000	231,000

Income tax recovery	$ -	$ -

Significant components of deductible temporary differences, unused tax losses, and unused tax credits that have not been included on the balance sheet are as follows:

	2014	2013

Deferred tax assets:
Net operating loss carry-forwards	359,000	303,000

Unrecognized deferred tax assets	$ 359,000	$ 303,000

The Company has approximately $1,057,000 in net operating losses which may be carried forward and applied against taxable income in future years.  Net operating loss carry-forwards, if not utilized, start to expire in 2027. The benefits of these losses and other tax assets have not been recognized in these financial statements.

Tax attributes are subject to review and potential adjustments by tax authorities.

10.

SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

There were no significant non-cash transactions during the year ended July 31, 2014.

During the year ended July 31, 2013, the Company issued 1,600,000 common shares with a fair value of $284,000 for two mineral property options.

11.

SEGMENTED INFORMATION

The Company has one reportable segment, being the search for a suitable business opportunity.

Item 9.

Changes in and Disagreements With Accountants on Accounting and

Financial Disclosure.

There have been no changes in and disagreements with our accountants on accounting and financial disclosure from the inception of our company through to the date of this report.

Item 9A.

Controls and Procedures

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

(b)

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on our evaluation under the framework, management has concluded that our internal control over financial reporting was not effective as of July 31, 2014.

In connection with the preparation of our financial statements for the years ended July 31, 2014 certain internal control weaknesses became evident that, in the aggregate, represent material weaknesses, including: lack of segregation of incompatible duties.

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

(c)

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal controls or in other factors that occurred during our last fiscal year ended July 31, 2014 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.

Other Information.

None.

PART III

Item 10.

Directors, Executive Officers and Corporate Governance.

Our officer and directors, and their ages and positions, are as follows:

Name	Age	Position
Greg Johnston	47	Chief Executive Officer and Director
Fred Tejada	56	President, Chief Financial Officer, Secretary, Treasurer and Director
Perparim Alikaj	63	Director

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

Greg Johnston, Chief Executive Officer and Director

Greg Johnston is an experienced technology professional with a track record of leadership success within both large multi-national corporations and small start-up technology ventures.   His previous management experience includes acting as the Director of eCommerce Marketing for Global Hyatt Corporation, based in Chicago, Illinois.  Mr. Johnston is currently a partner in and Head of Operations for RA Revenue Automation Inc., located in Vancouver, British Columbia.

Fred Tejada, President, Chief Financial Officer, Secretary, Treasurer and Director

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

Perparim Alikaj, Director

Dr. Perparim Alikaj is an internationally recognized geophysicist who is credited with the invention of Real Section Induced Polarization Voltage Domain Induced Polarization geophysics. The largest ore deposit discovered with the Real Section IP technology is the San Nicolas VMS deposit in Mexico containing 65 million tonnes of copper, zinc, silver and gold mineral reserves. Dr. Alikaj is an experienced mineral exploration professional and, in addition to his position as head of the geophysics section, Department of Earth Sciences at Polytechnic University of Tirana, he also acts as the head of an advisory team for Tirex Resources, Ltd., a Canadian mining exploration and development company that trades on the TSX Venture Exchange.

There have been no transactions between our company and its directors since our company’s last fiscal year which would be required to be reported herein.

Other Directorships

Our Board consists of three members.  Although, we are not currently subject to any law, rule, or regulation requiring that all or any portion of our Board include “independent” directors, one of our directors is considered to be an “independent” director, as defined in the Marketplace Rules of the NASDAQ.

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

Audit Committee Financial Expert

Fred Tejada is an “audit committee financial expert” within the meaning of Item 401(h)(1) of Regulation S-K. In general, an “audit committee financial expert” is an individual member of the audit committee who (a) understands generally accepted accounting principles and financial statements, (b) is able to assess the general application of such principles in connection with accounting for estimates and accruals, (c) has experience preparing, auditing, analyzing or evaluating financial statements comparable to the breadth and complexity of issues that can reasonably be expected to be raised by the company’s financial statements, (d) understands internal controls over financial reporting, and (e) understands audit committee functions.

Compensation Committee

We established a compensation committee in June 2012. Our Chief Executive Officer provides input to the compensation committee with respect to the individual performance and compensation recommendations for the other executive officers. The compensation committee is composed of one director; namely Fred Tejada, who is also Chair of our compensation committee.

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

Item 11.

Executive Compensation.

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers for all services rendered in all capacities to us for the fiscal years ended July 31, 2014 and 2013.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen-sation ($)	Change in Pension Value and Nonqualified Deferred Compensation ($)	All Other Compen-sation ($)	Total ($)
Greg Johnston, CEO & Director	2014	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
John LaGourgue, Former President, CEO, Secretary, Treasurer & Director	2014 2013	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	8,629 20,000	8,629 20,000

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen-sation ($)	Change in Pension Value and Nonqualified Deferred Compensation ($)	All Other Compen-sation ($)	Total ($)
Fred Tejada, President, CFO, Secretary, Treasurer & Director	2014 2013	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil 7,800	Nil 7,800
Justin Blanchet, Former Director & CFO	2014 2013	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	33,636 60,000	33,636 60,000

Option/Stock Appreciation Rights (“SAR”) Grants

We made no grants of stock options or SAR to Fred Tejada, Perparim Alikaj, or Greg Johnston during the year ended July 31, 2014.

Management Consulting Agreement with Chief Financial Officer

We entered into an Agreement with our former CFO, Justin Blanchet for the provision of his services as CFO of our company. This agreement was not for a defined term. Our former CFO was paid CAD$5,000 per month and was reimbursed for certain expenses incurred in performing his duties to our company. Our CFO provided certain accounting services to our company including, but not limited to, financial and general management duties, accounting, financial and reporting control and regulatory reporting duties. Our company could give written notice to our CFO of our intention to terminate the Agreement on the date therein specified in the notice which shall in any event be a date at least 15 and not more than 30 days after giving of such notice. Our CFO could terminate the Agreement at any time upon providing our company with 60 days’ notice. There was no provision for a payment to be made to our CFO in the event of early termination of the Agreement, without cause. Mr. Blanchet resigned as CFO and Director effective March 4, 2014.

Compensation of Directors

Our directors do not receive salaries for serving as directors.

Employment contracts and termination of employment and change-in-control arrangements

There are no employment agreements between our company and Fred Tejada, Perparim Alikaj, or Greg Johnston. We did not pay Greg Johnston or Fred Tejada any amount for acting as director of the Company.

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our common stock, as of the date of this report, by (i) each person (including any group) who is known by us to beneficially own more than 5% of any class of the voting securities of our company; (ii) each of our directors, and (iii) officers and directors as a group.

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

41

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)
Common Stock	Greg Johnston (2)	Nil	(5)
Common Stock	Perparim Alikaj (3)	500,000	(5)
Common Stock	Fred Tejada (4)	600,000	(5)
	All Officers and Directors as a Group	1,100,000	1.74%
Common Stock	Raffi Khorchidian	17,000,000	26.81%

(1)	Based on 63,400,000 issued and outstanding shares of our common stock as of October 28, 2014.
(2)	Greg Johnston was appointed our Chief Executive Officer and Director on April 23, 2014.
(3)	Perparim Alikaj was appointed as a Director of our company on June 8, 2012.
(4)	Fred Tejada was appointed as a Director of our company on June 8, 2012, President, Secretary, and Treasurer on November 22, 2013, and acting Chief Financial Officer on March 4, 2014.
(5)	Less than 1%

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

Item 13.

Certain Relationships and Related Transactions, and Director Independence.

Transactions with related persons

Key management personnel comprise the Chief Executive Officer, Chief Financial Officer, and the Directors of the Company.  The remuneration of the key management personnel is as follows:

a)

During the year ended July 31, 2014, we paid consulting fees of $33,636 (2013 - $60,000) to a company with a common former director of the Company, $Nil (2013 - $700) to the former CEO of the Company, $8,629 (2013 - $20,000) to a company controlled by the former CEO, and $Nil (2013 - $7,800) to the CFO of the Company.

As at July 31, 2014, the Company has recorded loans from related parties of $67,100 (2013 - $67,100) representing advances made by a two former directors and officers.  The advances are due on demand without interest.

As at July 31, 2014, including in due to related parties is $545,494 (2013 - $398,323) in accounts payable and accrued liabilities to current and former officers and companies controlled by directors and officers of the Company.  Of this amount, $325,643 (2013 - $287,431) represents advances made by Skanderbeg Capital Partners Inc., a company that advises the Company’s management and does promotional work for the Company.  Skanderbeg has made payments on behalf of the Company until such time as the Company is able to complete a financing.

Included in general and administration expenses for the year ended July 31, 2014 is rent of $1,725 (2013 - $11,476) and consulting fees of $966 (2013 - $26,391) paid to Skanderbeg.

Item 14.

Principal Accountant Fees and Services.

The following table shows the fees billed by the current auditor, Davidson & Company LLP Chartered Accountants for the fiscal year ended July 31, 2014 and for the fiscal year ended July 31, 2013:

	Fiscal year ended July 31, 2014	Fiscal year ended July 31, 2013
Audit Fees	$11,725	$10,000
Audit Related Fees	$8,447	$5,600
Tax Fees	-	-
All Other Fees	-	-

PART IV

Item 15.

Exhibits, Financial Statement Schedules.

(a)

Financial Statements

The following documents are filed under “Item 8. Financial Statements and Supplementary Data,” pages F-1 through F-14, and are included as part of this report:

Financial Statements for the fiscal year ended July 31, 2014

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

PATRIOT MINEFINDERS INC.

/s/ Greg Johnston

Greg Johnston

Chief Executive Officer and Director

November 7, 2014

s/ Fred Tejada

Fred Tejada

Chief Financial Officer, Secretary, Treasurer and Director

November 7, 2014

s/ Perparim Alikaj

Perparim Alikaj

Director

November 7, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Greg Johnston

Greg Johnston,

President and Chief Executive Officer

November 7, 2014

s/ Fred Tejada

Fred Tejada

Chief Financial Officer, Secretary, Treasurer and Director

November 7, 2014

s/ Perparim Alikaj

Perparim Alikaj

Director

November 7, 2014