Form 10-K/A
period 2014-07-31
Patriot Minefinders Inc.
filed 2014-11-10
CIK 1424864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________________

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

Due to a filing error the XBRL documents were not included with the Registrant’s Form 10-K filed with the SEC on November 10, 2014.  The sole purpose of this Amendment No. 1 to the Registrant’s Annual Report on Form 10-K for the annual period ended July 31, 2014 is to furnish Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T.

No other changes have been made to the Registrant’s Form 10-K. This Amendment No. 1 does not reflect any subsequent events occurring after the original filing date of the Form 10-K or modify or update in any way disclosures made in the original filings.

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

November 10, 2014

s/ Fred Tejada

Fred Tejada

Chief Financial Officer, Secretary, Treasurer and Director

November 10, 2014

s/ Perparim Alikaj

Perparim Alikaj

Director

November 10, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Greg Johnston

Greg Johnston,

President and Chief Executive Officer

November 10, 2014

s/ Fred Tejada

Fred Tejada

Chief Financial Officer, Secretary, Treasurer and Director

November 10, 2014

s/ Perparim Alikaj

Perparim Alikaj

Director

November 10, 2014