Form 10-Q
period 2014-10-31
Patriot Minefinders Inc.
filed 2014-12-15
CIK 1424864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2014

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

As of October 31, 2014 the Issuer had 63,400,000 shares of common stock issued and outstanding.

PART I-FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

The financial statements of Patriot Minefinders Inc., (“We”, “Us”, the “Company”, or the “Registrant”) a Nevada corporation, included herein was prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission.  Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company in the Company's Form 10-K for the fiscal year ended July 31, 2014, and all amendments thereto.

(An Exploration Stage Company)

FINANCIAL STATEMENTS

(Expressed in United States Dollars)

(Unaudited)

FOR THE PERIOD ENDED OCTOBER 31, 2014

PATRIOT MINEFINDERS INC

(AN EXPLORATION STAGE COMPANY)

INTERIM FINANCIAL STATEMENTS

PERIOD ENDED OCTOBER 31, 2014

PATRIOT MINEFINDERS INC.

(An Exploration Stage Company)

BALANCE SHEETS

(Expressed in United States Dollars)

(Unaudited)

AS AT

	October 31, 2014	July 31,2014

ASSETS

Current
Cash	$ 2,329	$ 72
Receivables	1,906	766
Prepaid expenses	4,589	8,314

	$ 8,824	$ 9,152

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current
Accounts payable and accrued liabilities	$ 694,066	$ 658,507
Loan from related parties (Note 5)	67,100	67,100

	761,166	725,607

Stockholders’ deficit
Capital stock, $0.001 par value, 1,680,000,000 shares authorized;
63,400,000 shares issued and outstanding (Note 6)	63,400	63,400
Additional paid-in-capital (Note 6)	269,800	269,800
Deficit accumulated during the exploration stage	(1,085,542)	(1,049,655)

	(752,342)	(716,455)

	$ 8,824	$ 9,152

Nature and continuance of operations (Note 1)

Long-term receivable and contingency (Note 3)

Approved and authorized by the Board on December 10, 2014:

“Greg Johnston”	Director	“Fred Tejada”	Director
Greg Johnston		Fred Tejada

The accompanying notes are an integral part of these condensed interim financial statements.

PATRIOT MINEFINDERS INC.

(An Exploration Stage Company)

STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS

(Expressed in United States Dollars)

(Unaudited)

FOR THE THREE MONTH PERIOD ENDED OCTOBER 31

	2014	2013

EXPENSES
Bad debt expense (Note 4)	$ 6,106	$ -
Consulting	35,104	27,398
Filing and regulatory	4,146	1,031
Foreign exchange	(22,226)	(239)
General and administrative	11,082	8,686
Professional fees	1,675	9,577
Promotion and shareholder communication	-	473

Loss and comprehensive loss	$ (35,887)	$ (46,926)

Basic and diluted loss per common share	$ (0.00)	$ (0.00)

Weighted average number of common shares outstanding	63,400,000	63,400,000

The accompanying notes are an integral part of these condensed interim financial statements.

PATRIOT MINEFINDERS INC.

(An Exploration Stage Company)

STATEMENT OF CASH FLOWS

(Expressed in United States Dollars)

(Unaudited)

FOR THE THREE MONTH PERIOD ENDED OCTOBER 31

	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Loss for the period	$ (35,887)	$ (46,926)
Items not involving cash
Bad debt expense	6,106	-
Unrealized foreign exchange	(22,226)	-
Non-cash working capital item changes:
Receivables	(1,140)	14,315
Prepaid expenses	3,725	(22,252)
Accounts payables and accrued liabilities and
due to related parties	57,785	44,955

Net cash (used in) provided by operating activities	8,363	(9,908)

CASH FLOWS FROM INVESTING ACTIVITY
Loan receivable	(6,106)	-

Net cash used in investing activity	(6,106)	-

Change in cash for the period	2,257	(9,908)

Cash, beginning of period	72	10,146

Cash, end of period	$ 2,329	$ 238

Interest	$ -	$ -
Income taxes	-	-

There were no significant non-cash transactions for the periods ended October 31, 2014 and 2013.

The accompanying notes are an integral part of these condensed interim financial statements.

PATRIOT MINEFINDERS INC.

(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Expressed in United States Dollars)

(Unaudited)

	Capital Stock
	Number	Amount	Additional Paid-in-Capital	Deficit	Total

Balance as at July 31, 2013	63,400,000	$ 63,400	$ 269,800	$ (891,925)	$ (558,725)
Loss for the period	-	-	-	(46,926)	(46,926)

Balance as at October 31, 2013	63,400,000	$ 63,400	$ 269,800	$ (938,851)	$ (605,651)
Loss for the period	-	-	-	(110,804)	(110,804)

Balance as at July 31, 2014	63,400,000	$ 63,400	$ 269,800	$ (1,049,655)	$ (716,455)
Loss for the period	-	-	-	(35,887)	(35,887)

Balance as at October 31, 2014	63,400,000	$ 63,400	$ 269,800	$ (1,085,542)	$ (752,342)

The accompanying notes are an integral part of these condensed interim financial statements.

PATRIOT MINEFINDERS INC.

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE PERIOD ENDED OCTOBER 31, 2014

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

The Company is currently seeking a business opportunity and as is common with any start-up company, it raises financing for its acquisition activities.  These condensed interim financial statements have been prepared on the going concern basis, which presumes that the Company will continue operations for the foreseeable future and will be able to realize assets and discharge liabilities in the normal course of business.  The Company has incurred a loss of $35,887, for the three month period ended October 31, 2014 and has accumulated a deficit of $1,085,542.  This raises substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan, which is typical for a start-up company.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management of the Company (“Management”) is of the opinion that sufficient financing will be obtained from external financing and further share issuances to meet the Company’s obligations.  At October 31, 2014, the Company had a working capital deficiency of $752,342, which would not be sufficient to fund the current level of operations.

2.

BASIS OF PREPARATION

Generally accepted accounting principles

The accompanying unaudited condensed interim financial statements have been prepared in conformity with generally accepted accounting principles of the United States of America (“US GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) for financial information with the instructions to Form 10-Q and Regulation S-K.  Results are not necessarily indicative of results which may be achieved in the future.  The unaudited condensed interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the audited financial statements and notes thereto, together with Management’s Discussion and Analysis, for the year ended July 31, 2014 filed on November 10, 2014.  Certain information and footnote disclosures normally included in the financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such SEC rules and regulations.

Recently Adopted and Recently Issued Accounting Standards

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) No. 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation”. This ASU does the following, among other things: a) eliminates the requirement to present inception-to-date information on the statements of income, cash flows, and shareholders' equity, b) eliminates the need to label the financial statements as those of a development stage entity, c) eliminates the need to disclose a description of the development stage activities in which the entity is engaged, and d) amends FASB ASC 275, “Risks and Uncertainties”, to clarify that information on risks and uncertainties for entities that have not commenced planned principal operations is required. The amendments in ASU No. 2014-10 related to the elimination of Topic 915 disclosures and the additional disclosure for Topic 275 are effective for public companies for annual and interim reporting periods beginning after December 15, 2014, with early adoption permitted. The Company has evaluated this ASU and early adopted beginning with the year ended July 31, 2014.In August 2014, FASB also issued ASU No. 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to

PATRIOT MINEFINDERS INC.

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE PERIOD ENDED OCTOBER 31, 2014

(Unaudited)

2.

BASIS OF PREPARATION (cont’d…)

Recently Adopted and Recently Issued Accounting Standards (cont’d…)

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

Other than the above, the Company has determined that other significant newly issued accounting pronouncements and are either not applicable to the Company’s business or that no material effect is expected on the financial statements as a result of future adoption.

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

3.

LONG-TERM RECEIVABLE AND CONTINGENCY

During the year ended July 31, 2014, the Company entered into a binding letter of intent (“LOI”) with Wundr Software Inc. (“Wundr”).  Under the terms of the LOI, the Company would acquire 100% of the issued and outstanding common shares of Wundr. Due to unforeseen circumstances, the Company did not go through with the LOI, which the Company announced was expired on January 10, 2014.

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

4.

SHARE EXCHANGE AGREEMENT AND LOAN RECEIVABLE

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

PATRIOT MINEFINDERS INC.

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE PERIOD ENDED OCTOBER 31, 2014

(Unaudited)

4.

SHARE EXCHANGE AGREEMENT AND LOAN RECEIVABLE (cont’d…)

During the period ended October 31, 2014, the Company advanced $6,106 to Juliet as a loan, due on demand without interest.  Management has assessed the collectability of the loan and recorded an allowance for doubtful accounts of $6,106 for the period ended October 31, 2014.

On September 25, 2014, the Company, Juliet and Juliet stockholders mutually agreed in writing to terminate the Share Exchange Agreement.

5.

RELATED PARTY TRANSACTIONS

Key management personnel comprise of the Chief Executive Officer, Chief Financial Officer, and the Directors of the Company.  The remuneration of the key management personnel is as follows:

a)

Consulting fees of $Nil (2013 - $14,382) to a company with a common former director of the Company and $Nil (2013 - $700) to a company controlled by the former CEO.

As at October 31, 2014, the Company has recorded loans from related parties of $67,100 (July 31, 2014 - $67,100) representing advances made by two former directors and officers.  The advances are due on demand without interest.

As at October 31, 2014, included in due to related parties is $549,127 (July 31, 2014 - $545,494) in accounts payable and accrued liabilities to current and former officers and companies controlled by directors and officers of the Company.  Of this amount, $342,947 (July 31, 2014 - $325,643) represents advances made by Skanderbeg, a company that advises the Company’s management and does promotional work for the Company.  Skanderbeg has made payments on behalf of the Company until such time as the Company is able to complete a financing.

Included in general and administration expenses for the period ended October 31, 2014 is rent of $1,366 (2013 - $1,725) and consulting fees of $Nil (2013 - $3,421) paid to Skanderbeg.

6.

CAPITAL STOCK AND ADDITIONAL PAID-IN-CAPITAL

There were no transactions during the period ended October 31, 2014 or the year ended July 31, 2014.

7.

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

Plan of Operation

As at October 31, 2014, we had a cash balance of $2,329, compared to a cash balance of $72 as of July 31, 2014.

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

Results of Operations for Period Ending October 31, 2014

The following unaudited summary of our results of operations should be read in conjunction with our financial statements for the three month periods ended October 31, 2014 and 2013.

We have not generated any revenue since inception and are dependent upon obtaining financing to pursue our business activities. For these reasons, our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Results of Operations for the Nine Months Ended October 31, 2014 and 2013

Our operating results for the nine month periods ended October 31, 2014 and 2013 and the changes between those periods for the respective items are summarized as follows:

		For the three months ended October 31, 2014		For the three months ended October 31, 2013
Revenue	$	Nil	$	Nil
Consulting		$35,104		$27,398
Filing and regulatory		$4,146		$1,031
Foreign exchange		$(22,226)		$(239)
General and administrative		$11,082		$8,686
Professional fees		$1,675		$9,577
Promotion and shareholder communication	$	Nil		$473
Net loss		$(35,887)		$(46,926)

Our expenses decreased during the three month period ended October 31, 2014 compared to the same period in 2013 primarily as a result of the Company becoming less active while it searched for projects in the current period.

Liquidity and Capital Resources

Working Capital

	At October 31, 2014	At July 31, 2014	Change between October 31, 2014 and July 31, 2013
Current Assets	$8,824	$9,152	$(328)
Current Liabilities	$761,166	$725,607	$35,559
Working Capital/(Deficit)	$(752,342)	$(716,455)	$(35,887)

Cash Flows

		For the three months ended October 31, 2014		For the three months ended October 31, 2013
Cash Flows (used in) Operating Activities		$8,363		$(9,908)
Cash Flows (used in) Investing Activities		$(6,106)	$	Nil
Cash Flows provided by Financing Activities	$	Nil	$	Nil
Net Increase (Decrease) in Cash During Period		$2,257		$(9,908)

As of October 31, 2014, our current assets were $8,824 and our current liabilities were $761,166 and we had a working capital deficit of $752,342. Our unaudited financial statements report a net loss of $35,887 for the three months ended October 31, 2014 compared to a net loss of $46,926 for the same period in 2013.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our chief executive officer and chief financial officer concluded that our internal control over financial reporting was not effective as of October 31, 2014 because the following material weakness in internal control over financial reporting existed as of that date.

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

Changes in Internal Control over Financial Reporting

The above noted deficiency in internal control was not reported in earlier financial statements as management thought that the lack of operations made up for these weaknesses.  Accordingly, there has been no change in the Company's internal control over financial reporting during the period ended October 31, 2014, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.  However, as noted above, there has been a change in management's evaluation of those controls.

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

Patriot Will Require Significant Amounts of Additional Capital in the Future

The Company has limited financial resources. The Company may have further capital requirements as it continues to explore potential strategic opportunities.

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

Date:  December 10, 2014