Form 10-Q
period 2015-01-31
Rise Resources Inc.
filed 2015-03-17
CIK 1424864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2015

❑ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-149299

RISE RESOURCES INC.

(Exact name of registrant as specified in its charter)

Nevada	30-0692325
(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)

700-510 West Hastings Street Vancouver, BC, V6B 1L8
(Address of principal executive offices)
(619) 687-7130
(Registrant’s telephone number, including area code)
Patriot Minefinders Inc.
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

As of January 31, 2015 the Issuer had 792,500 shares of common stock issued and outstanding.

PART I-FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

The financial statements of Rise Resources Inc. (formerly Patriot Minefinders Inc.), (“we”, “us”, the “Company”, or the “Registrant”) a Nevada corporation, included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission.  Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company in the Company's Form 10-K for the fiscal year ended July 31, 2014, and all amendments thereto.

RISE RESOURCES INC.

(formerly Patriot Minefinders Inc.)

(An Exploration Stage Company)

FINANCIAL STATEMENTS

(Expressed in United States Dollars)

(Unaudited)

FOR THE PERIOD ENDED JANUARY 31, 2015

RISE RESOURCES INC. (FORMERLY PATRIOT MINEFINDERS INC.)

(AN EXPLORATION STAGE COMPANY)

INTERIM FINANCIAL STATEMENTS

PERIOD ENDED JANUARY 31, 2015

RISE RESOURCES INC. (FORMERLY PATRIOT MINEFINDERS INC.)

(An Exploration Stage Company)

BALANCE SHEETS

(Expressed in United States Dollars)

(Unaudited)

AS AT

	January 31, 2015	July 31, 2014

ASSETS

Current
Cash	$ 1,833	$ 72
Receivables	1,159	766
Prepaid expenses	4,589	8,314

	$ 7,581	$ 9,152

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current
Accounts and advances payable and accrued liabilities	$ 650,093	$ 658,507
Loan from related parties (Note 5)	67,100	67,100

	717,193	725,607

Stockholders’ deficit
Capital stock, $0.001 par value, 21,000,000 shares authorized;
792,500 shares issued and outstanding (Note 6)	63,400	63,400
Additional paid-in-capital (Note 6)	269,800	269,800
Deficit accumulated during the exploration stage	(1,042,812)	(1,049,655)

	(709,612)	(716,455)

	$ 7,581	$ 9,152

Nature and continuance of operations (Note 1)

Long-term receivable and contingency (Note 3)

Subsequent events (Note 8)

Approved and authorized by the Board on March 16, 2015:

“Greg Johnston”	Director	“Fred Tejada”	Director
Greg Johnston		Fred Tejada

The accompanying notes are an integral part of these condensed interim financial statements.

RISE RESOURCES INC. (FORMERLY PATRIOT MINEFINDERS INC.)

(An Exploration Stage Company)

STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Expressed in United States Dollars)

(Unaudited)

	Three months ended January 31, 2015	Three months ended January 31, 2014	Six months ended January 31, 2015	Six months ended January 31, 2014

EXPENSES
Bad debt expense (Note 4)	$ -	$ -	$ 6,106	$ -
Consulting	12,813	13,866	47,917	41,264
Filing and regulatory	7,252	2,979	11,398	4,010
Foreign exchange	(72,871)	(42,223)	(95,097)	(42,462)
Gain on settlement of payables	(1,998)	-	(1,998)	-
General and administrative	4,734	7,983	15,816	16,669
Professional fees	7,340	25,813	9,015	35,390
Promotion and shareholder communication	-	133	-	606

Net income (loss) and comprehensive income (loss)	$ 42,730	$ (8,551)	$ 6,843	$ (55,477)

Basic and diluted earnings (loss) per common share	$ 0.05	$ (0.01)	$ 0.01	$ (0.07)

Weighted average number of common shares outstanding	792,500	792,500	792,500	792,500

The accompanying notes are an integral part of these condensed interim financial statements.

RISE RESOURCES INC. (FORMERLY PATRIOT MNEFINDERS INC.)

(An Exploration Stage Company)

STATEMENT OF CASH FLOWS

(Expressed in United States Dollars)

(Unaudited)

FOR THE SIX MONTH PERIOD ENDED JANUARY 31

	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) for the period	$ 6,843	$ (55,477)
Items not involving cash
Bad debt expense	6,106	-
Unrealized foreign exchange	(95,097)	(42,462)
Gain on settlement of payables	(1,998)	-
Non-cash working capital item changes:
Receivables	(393)	(36,574)
Prepaid expenses	3,725	(16,183)
Accounts payables and accrued liabilities and
due to related parties	70,031	140,621

Net cash provided by (used in) operating activities	(10,783)	(10,075)

CASH FLOWS FROM INVESTING ACTIVITY
Loan receivable	(6,106)	-
Advances payable	18,650	-

Net cash used in investing activity	12,544	-

Change in cash for the period	1,761	(10,075)

Cash, beginning of period	72	10,146

Cash, end of period	$ 1,833	$ 71

Interest	$ -	$ -
Income taxes	-	-

There were no significant non-cash transactions for the periods ended January 31, 2015 and 2014.

The accompanying notes are an integral part of these condensed interim financial statements.

RISE RESOURCES INC. (FORMERLY PATRIOT MNEFINDERS INC.)

(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Expressed in United States Dollars)

(Unaudited)

	Capital Stock
	Number	Amount	Additional Paid-in-Capital	Deficit	Total

Balance as at July 31, 2013	792,500	$ 63,400	$ 269,800	$ (891,925)	$ (558,725)
Loss for the period	-	-	-	(55,477)	(55,477)

Balance as at January 31, 2014	792,500	$ 63,400	$ 269,800	$ (947,402)	$ (614,202)
Loss for the period	-	-	-	(102,253)	(102,253)

Balance as at July 31, 2014	792,500	$ 63,400	$ 269,800	$ (1,049,655)	$ (716,455)
Loss for the period	-	-	-	6,843	6,843

Balance as at January 31, 2015	792,500	$ 63,400	$ 269,800	$ (1,042,812)	$ (709,612)

The accompanying notes are an integral part of these condensed interim financial statements.

RISE RESOURCES INC. (FORMERLY PATRIOT MNEFINDERS INC.)

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE PERIOD ENDED JANUARY 31, 2015

(Unaudited)

1.

NATURE AND CONTINUANCE OF OPERATIONS

Atlantic Resources Inc. (the “Company”) was incorporated in the State of Nevada on February 9, 2007 and is in the exploration stage. On March 29, 2012, the Company merged its wholly-owned subsidiary Patriot Minefinders Inc., a Nevada corporation, with and into the Company to effect a name change from Atlantic Resources Inc. to Patriot Minefinders Inc.  On January 14, 2015, the Company merged its wholly-owned subsidiary, Rise Resources Inc. (the “Company”), a Nevada corporation, with and into the Company to effect a name change from Patriot Minefinders Inc. to Rise Resources Inc.  Rise Resources Inc. was formed solely for the purposes of effecting the change of name.

On January 22, 2015, the Company completed a 1 for 80 reverse split of its common stock and effected a corresponding decrease in its authorized capital.  As a result of the reverse split, the Company’s authorized capital decreased from 1,680,000,000 shares to 21,000,000, and its issued and outstanding common stock decreased from 63,400,000 shares to 792,500, with each fractional share being rounded up to the nearest whole share.  All share and per share amounts have been retrospectively restated for all periods presented unless otherwise stated.

The Company is currently seeking a business opportunity and as is common with any start-up company, it raises financing for its acquisition activities.  These condensed interim financial statements have been prepared on the going concern basis, which presumes that the Company will continue operations for the foreseeable future and will be able to realize assets and discharge liabilities in the normal course of business.  The Company has generated net income of $6,843 for the six month period ended January 31, 2015 and has accumulated a deficit of $1,042,812.  This raises substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan, which is typical for a start-up company.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management of the Company (“Management”) is of the opinion that sufficient financing will be obtained from external financing and further share issuances to meet the Company’s obligations.  At January 31, 2015, the Company had a working capital deficiency of $709,612, which would not be sufficient to fund the current level of operations.

2.

BASIS OF PREPARATION

Generally Accepted Accounting Principles

The accompanying unaudited condensed interim financial statements have been prepared in conformity with generally accepted accounting principles of the United States of America (“US GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) for financial information with the instructions to Form 10-Q and Regulation S-K.  Results are not necessarily indicative of results which may be achieved in the future.  The unaudited condensed interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, as amended, which contains the audited financial statements and notes thereto, together with Management’s Discussion and Analysis, for the year ended July 31, 2014.  Certain information and footnote disclosures normally included in the financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such SEC rules and regulations.

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

RISE RESOURCES INC. (FORMERLY PATRIOT MNEFINDERS INC.)

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE PERIOD ENDED JANUARY 31, 2015

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

In August 2014, FASB also issued ASU No. 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”.  This ASU provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if “conditions or events raise substantial doubt about the entity’s ability to continue as a going concern.” The ASU applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted.  The Company is currently evaluating the impact of adoption of this standard.

Other than the above, the Company has determined that other significant newly issued accounting pronouncements and are either not applicable to the Company’s business or that no material effect is expected on the financial statements as a result of future adoption.

Use of Estimates

The preparation of condensed interim financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.  Significant areas requiring the use of estimates include the valuation allowance applied to deferred income taxes.  Actual results could differ from those estimates, and would impact future results of operations and cash flows.

3.

LONG-TERM RECEIVABLE AND CONTINGENCY

During the year ended July 31, 2014, the Company entered into a binding letter of intent (“LOI”) with Wundr Software Inc. (“Wundr”).  Under the terms of the LOI, the Company would acquire 100% of the issued and outstanding common shares of Wundr. Due to unforeseen circumstances, the Company did not complete the transaction contemplated in the LOI, which the Company announced had expired on January 10, 2014.

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

RISE RESOURCES INC. (FORMERLY PATRIOT MNEFINDERS INC.)

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE PERIOD ENDED JANUARY 31, 2015

(Unaudited)

4.

SHARE EXCHANGE AGREEMENT AND LOAN RECEIVABLE

On May 23, 2014, the Company entered into a share exchange agreement (the “Share Exchange Agreement”) with Juliet Press Inc., a private British Columbia, Canada corporation (“Juliet”), and the stockholders of Juliet (the “Juliet stockholders”), to acquire 100% of the issued and outstanding common stock of Juliet (the “Juliet Stock”). Pursuant to the Share Exchange Agreement, the Company was expected to issue 14,000,000 (post-split – 175,000) shares of common stock to the Juliet stockholders in consideration for Juliet Shares, resulting in Juliet becoming a wholly owned subsidiary of the Company.

During the period ended January 31, 2015, the Company advanced $6,106 to Juliet as a loan, due on demand without interest.  Management has assessed the collectability of the loan and recorded an allowance for doubtful accounts of $6,106 for the period ended January 31, 2015.

On September 25, 2014, the Company, Juliet and Juliet stockholders mutually agreed in writing to terminate the Share Exchange Agreement.

5.

RELATED PARTY TRANSACTIONS

Key management personnel consist of the Chief Executive Officer, Chief Financial Officer, and the Directors of the Company.  The remuneration of the key management personnel is as follows:

a)

Consulting fees of $Nil (2014 - $28,248) to a company with a common former director of the Company and $Nil (2014 - $8,629) to a company controlled by the former CEO.

b)

Consulting fees of $4,124 (2014 - $Nil) to the CFO of the Company.

As at January 31, 2015, the Company has recorded loans from related parties of $67,100 (July 31, 2014 - $67,100) representing advances made by two former directors and officers.  The advances are due on demand without interest.

As at January 31, 2015, included in due to related parties is $531,791 (July 31, 2014 - $545,494) in accounts payable and accrued liabilities to current and former officers and companies controlled by directors and officers of the Company.  Of this amount, $Nil (July 31, 2014 - $325,643) represents advances made by Skanderbeg Capital Partners Inc. (“Skanderbeg”), a company that advises the Company’s management and does promotional work for the Company.  Skanderbeg has made payments on behalf of the Company and is expected to continue doing so until such time as the Company is able to complete a financing.

Included in general and administration expenses for the period ended January 31, 2015 is rent of $1,797 (2014 - $1,725) and consulting fees of $Nil (2014 - $3,421) paid to Skanderbeg.

6.

CAPITAL STOCK AND ADDITIONAL PAID-IN-CAPITAL

There were no transactions during the period ended January 31, 2015 or the year ended July 31, 2014.

7.

SEGMENTED INFORMATION

The Company has one reportable segment, being the search for a suitable business opportunity.

8.

SUBSEQUENT EVENTS

On February 11, 2015, the Company entered into debt conversion agreements with five non-U.S. investors pursuant to which such investors agreed to convert an aggregate of $400,000 in debt into 20,000,000 common shares of the Company at a price of $0.02 per share.

RISE RESOURCES INC. (FORMERLY PATRIOT MNEFINDERS INC.)

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE PERIOD ENDED JANUARY 31, 2015

(Unaudited)

8.

SUBSEQUENT EVENTS (cont’d…)

On February 16, 2015, a majority of the Company’s shareholders approved an increase in the Company’s authorized capital from 21,000,000 common shares, par value $0.001, to 400,000,000 common shares, par value $0.001.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

SPECIAL NOTE OF CAUTION REGARDING FORWARD-LOOKING STATEMENTS

CERTAIN STATEMENTS IN THIS REPORT, INCLUDING STATEMENTS IN THE FOLLOWING DISCUSSION, ARE WHAT ARE KNOWN AS "FORWARD LOOKING STATEMENTS", WHICH ARE BASICALLY STATEMENTS ABOUT THE FUTURE. FOR THAT REASON, THESE STATEMENTS INVOLVE RISK AND UNCERTAINTY SINCE NO ONE CAN ACCURATELY PREDICT THE FUTURE. WORDS SUCH AS "PLANS," "INTENDS," "WILL," "HOPES," "SEEKS," "ANTICIPATES," "EXPECTS "AND THE LIKE OFTEN IDENTIFY SUCH FORWARD LOOKING STATEMENTS, BUT ARE NOT THE ONLY INDICATION THAT A STATEMENT IS A FORWARD LOOKING STATEMENT. SUCH FORWARD LOOKING STATEMENTS INCLUDE STATEMENTS CONCERNING OUR PLANS AND OBJECTIVES WITH RESPECT TO PRESENT AND FUTURE OPERATIONS, AND STATEMENTS WHICH EXPRESS OR IMPLY THAT SUCH PRESENT AND FUTURE OPERATIONS WILL OR MAY PRODUCE REVENUES, INCOME OR PROFITS. NUMEROUS FACTORS AND FUTURE EVENTS COULD CAUSE US TO CHANGE SUCH PLANS AND OBJECTIVES OR FAIL TO SUCCESSFULLY IMPLEMENT SUCH PLANS OR ACHIEVE SUCH OBJECTIVES, OR CAUSE SUCH PRESENT AND FUTURE OPERATIONS TO FAIL TO PRODUCE REVENUES, INCOME OR PROFITS. THEREFORE, THE READER IS ADVISED THAT THE FOLLOWING DISCUSSION SHOULD BE CONSIDERED IN LIGHT OF THE DISCUSSION OF RISKS AND OTHER FACTORS CONTAINED IN THIS REPORT ON FORM 10-Q AND IN OUR OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. NO STATEMENTS CONTAINED IN THE FOLLOWING DISCUSSION SHOULD BE CONSTRUED AS A GUARANTEE OR ASSURANCE OF FUTURE PERFORMANCE OR FUTURE RESULTS.

Plan of Operation

As at January 31, 2015, we had a cash balance of $1,833, compared to a cash balance of $72 as of July 31, 2014.

We do not have sufficient funds to cover the anticipated administrative expenses, so we will require additional funding. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock or from loans from Skanderbeg Capital Partners Inc.  On February 11, 2015, we entered into debt conversion agreements with five non-U.S. investors pursuant to which such investors agreed to convert an aggregate of $400,000 in debt into 20,000,000 shares of our common stock at a price of $0.02 per share.

Our current cash on hand may not be sufficient to continue as a reporting company as we will need to maintain our periodic filings with the appropriate regulatory authorities and will incur legal and accounting costs. If no other such opportunities are available and we cannot raise additional capital to sustain minimum operations, we may be forced to discontinue business.

Based on the nature of our business, we anticipate incurring operating losses in the foreseeable future. We base this expectation, in part, on the fact that not every start-up company ultimately develops into a profitable company. Our future financial results are also uncertain due to a number of factors, some of which are outside our control such as our ability to raise additional funding.

We have not generated any revenue since inception and are dependent upon obtaining financing to pursue activities. For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Results of Operations for Period Ending January 31, 2015

The following unaudited summary of our results of operations should be read in conjunction with our financial statements for the six month periods ended January 31, 2015 and 2014.

On January 22, 2015, we completed a 1 for 80 reverse split of our common stock and effected a corresponding decrease in our authorized capital.  As a result of the reverse split, our authorized capital decreased from 1,680,000,000 shares to 21,000,000, and our issued and outstanding common stock decreased from 63,400,000 shares to 792,500, with each fractional share being rounded up to the nearest whole share.

Results of Operations for the Six Months Ended January 31, 2015 and 2014

Our operating expenses for the six month periods ended January 31, 2015 and 2014 and the changes between those periods for the respective items are summarized as follows:

		For the six months ended January 31, 2015		For the six months ended January 31, 2014
Consulting		$47,917		$41,264
Filing and regulatory		$11,398		$4,010
Foreign exchange		$(95,097)		$(42,462)
Gain on settlement of payables		$(1,998)	$	Nil
General and administrative		$15,816		$16,669
Professional fees		$9,015		$35,390
Promotion and shareholder communication	$	Nil		$606
Net income (loss)		$6,843		$(55,477)

Our expenses decreased during the six month period ended January 31, 2015 compared to the same period in 2014 primarily as a result of becoming less active while we searched for projects in the current period.

Liquidity and Capital Resources

Working Capital

	At January 31, 2015	At July 31, 2014	Change between January 31, 2015 and July 31, 2014
Current Assets	$7,581	$9,152	$(1,571)
Current Liabilities	$717,193	$725,607	$8,414
Working Capital/(Deficit)	$(709,612)	$(716,455)	$6,843

Cash Flows

		For the six months ended January 31, 2015		For the six months ended January 31, 2014
Cash Flows (used in) Operating Activities		$7,867		$(10,075)
Cash Flows (used in) Investing Activities		$(6,106)	$	Nil
Cash Flows provided by Financing Activities	$	Nil	$	Nil
Net Increase (Decrease) in Cash During Period		$1,761		$(10,075)

As of January 31, 2015, our current assets were $7,581 and our current liabilities were $717,193 and we had a working capital deficit of $709,612. Our unaudited condensed interim financial statements report net income of $6,843 for the three months ended January 31, 2015 compared to a net loss of $55,477 for the same period in 2014.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4.

CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

The Securities and Exchange Commission (the “SEC”) defines the term “disclosure controls and procedures” to mean controls and other procedures of an issuer that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  We maintain such a system of controls and procedures in an effort to ensure that all information which we are required to disclose in the reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under the SEC's rules and forms and that information required to be disclosed is accumulated and communicated to our principal executive and principal financial officers to allow timely decisions regarding disclosure.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our chief executive officer and chief financial officer concluded that our internal control over financial reporting was not effective as of January 31, 2015 because the following material weakness in internal control over financial reporting existed as of that date.

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

Changes in Internal Control over Financial Reporting

The above noted deficiency in internal control was not reported in earlier financial statements as management thought that the lack of operations made up for these weaknesses.  Accordingly, there has been no change in our internal control over financial reporting during the period ended January 31, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  However, as noted above, there has been a change in management's evaluation of those controls.

PART II-OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS.

On September 17, 2014, we learned that we were the subject, along with a number of additional defendants, of a notice of civil claim (the “Claim”) filed in the Supreme Court of British Columbia by Wundr Software Inc. (“Wundr”), an eBook software developer. We were formerly a party to a binding letter of intent with Wundr that was announced on November 12, 2013 (the “LOI”), pursuant to which we proposed to acquire 100% of the outstanding shares of Wundr. On January 10, 2014, we reported that the LOI had expired.

Among other things, the Claim alleges that we committed the tort of intentional interference with economic or contractual relations by virtue of our role in an alleged scheme to establish a competing business to Wundr, and that we, through its agents, breached the terms of the LOI by appropriating certain confidential information and intellectual property of Wundr for the purpose of establishing a competing business.  The Claim also alleges that we are vicariously liable for the actions of our agents.

Wundr is seeking general damages from us as well as damages for conspiracy to cause economic harm.  None of the allegations contained in the Claim have been proven in court.

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

ITEM 1A.

 RISK FACTORS.

Not required.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We did not issue any equity securities that were not registered under the Securities Act during the period covered by this report on Form 10-Q.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.

MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.

OTHER INFORMATION.

None.

.

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

By: /s/ Greg Johnston

Greg Johnston, Chief Executive Officer

Date:  March 16, 2015