Form 10-Q
period 2015-04-30
Rise Resources Inc.
filed 2015-06-15
CIK 1424864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2015

❑ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-53848

RISE RESOURCES INC.

(Exact name of registrant as specified in its charter)

Nevada	30-0692325
(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)

700-510 West Hastings Street Vancouver, British Columbia, Canada V6B 1L8
(Address of principal executive offices)(Zip Code)
(604) 687-7130
(Registrant’s telephone number, including area code)
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ❑ Yes ☒ No

As of June 15, 2015, the registrant had 38,297,179 shares of common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

The financial statements of Rise Resources Inc. (formerly Patriot Minefinders Inc.) (“we”, “us”, “our”, the “Company”, or the “registrant”), a Nevada corporation, included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission.  Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, the financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company in the Company's Form 10-K for the fiscal year ended July 31, 2014, and all amendments thereto.

RISE RESOURCES INC. (FORMERLY PATRIOT MINEFINDERS INC.)

(AN EXPLORATION STAGE COMPANY)

INTERIM FINANCIAL STATEMENTS

PERIOD ENDED APRIL 30, 2015

RISE RESOURCES INC. (FORMERLY PATRIOT MINEFINDERS INC.)

(An Exploration Stage Company)

BALANCE SHEETS

(Expressed in United States Dollars)

(Unaudited)

AS AT

	April 30, 2015	July 31, 2014 (audited)

ASSETS

Current
Cash	$ 76,758	$ 72
Receivables	1,547	766
Prepaid expenses	15,483	8,314

	$ 93,788	$ 9,152

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current
Accounts and advances payable and accrued liabilities	$ 92,983	$ 658,507
Loan from related parties (Note 5)	67,100	67,100

	160,083	725,607

Stockholders’ deficit
Capital stock, $0.001 par value, 400,000,000 shares authorized;
38,297,179 (July 31, 2014 – 792,500) shares issued and outstanding (Note 6)	752,226	63,400
Additional paid-in-capital (Note 6)	269,800	269,800
Deficit	(1,088,321)	(1,049,655)

	(66,295)	(716,455)

	$ 93,788	$ 9,152

Nature and continuance of operations (Note 1)

Long-term receivable and contingency (Note 3)

Subsequent event (Note 8)

The accompanying notes are an integral part of these condensed interim financial statements.

RISE RESOURCES INC. (FORMERLY PATRIOT MINEFINDERS INC.)

(An Exploration Stage Company)

STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS

(Expressed in United States Dollars)

(Unaudited)

	Three months ended April 30, 2015	Three months ended April 30, 2014	Nine months ended April 30, 2015	Nine months ended April 30, 2014

EXPENSES
Bad debt expense (Note 4)	$ -	$ -	$ 6,106	$ -
Consulting	4,208	6,054	52,125	47,318
Filing and regulatory	4,488	3,090	15,886	7,100
Foreign exchange	12,964	8,717	(82,133)	(33,745)
Gain on settlement of accounts payable	(5,782)	-	(7,780)	-
General and administrative	9,434	11,115	25,250	27,784
Mineral exploration	4,035	-	4,035	-
Professional fees	15,410	-	24,425	35,390
Promotion and shareholder communication	752	-	752	606

Net loss and comprehensive loss	$ (45,509)	$ (28,976)	$ (38,666)	$ (84,453)

Basic and diluted loss per common share	$ 0.00	$ 0.04	$ 0.00	$ 0.11

Weighted average number of common shares outstanding	22,367,887	792,500	7,826,234	792,500

The accompanying notes are an integral part of these condensed interim financial statements.

RISE RESOURCES INC. (FORMERLY PATRIOT MINEFINDERS INC.)

(An Exploration Stage Company)

STATEMENT OF CASH FLOWS

(Expressed in United States Dollars)

(Unaudited)

FOR THE NINE MONTH PERIOD ENDED APRIL 30

	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$ (38,666)	$ (84,453)
Items not involving cash
Bad debt expense	6,106	-
Unrealized foreign exchange	69,377	(33,745)
Gain on settlement of payables	(7,780)	-
Non-cash working capital item changes:
Receivables	(781)	15,015
Prepaid expenses	(7,169)	-
Accounts payables and accrued liabilities and
due to related parties	(129,817)	93,097

Net cash used in operating activities	(108,730)	(10,086)

CASH FLOWS FROM INVESTING ACTIVITIES
Loan receivable	(6,106)	-
Advances payable	18,650	-

Net cash provided by investing activities	12,544	-

CASH FLOWS FROM FINANCING ACTIVITIES
Shares issued for cash	172,872	-

Net cash provided by financing activities	172,872	-

Change in cash for the period	76,686	(10,086)

Cash, beginning of period	72	10,146

Cash, end of period	$ 76,758	$ 60

Interest	$ -	$ -
Income taxes	-	-

Significant non-cash transactions for the period ended April 30, 2015 include issuing a total of 31,504,677 common shares for debt of $515,954 (CAD$647,657).

Significant non-cash transactions for the period ended April 30, 2014 included accruing $50,038 in advances receivable through accounts payable and accrued liabilities.

The accompanying notes are an integral part of these condensed interim financial statements.

RISE RESOURCES INC. (FORMERLY PATRIOT MINEFINDERS INC.)

(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS’ DEFICIT

(Expressed in United States Dollars)

(Unaudited)

	Capital Stock
	Number	Amount	Additional Paid-in-Capital	Deficit	Total

Balance as at July 31, 2013	792,500	$ 63,400	$ 269,800	$ (891,925)	$ (558,725)
Loss for the period	-	-	-	(84,453)	(84,453)

Balance as at April 30, 2014	792,500	$ 63,400	$ 269,800	$ (976,378)	$ (643,178)
Loss for the period	-	-	-	(73,277)	(73,277)

Balance as at July 31, 2014	792,500	$ 63,400	$ 269,800	$ (1,049,655)	$ (716,455)
Shares issued for cash	6,000,002	172,872	-	-	172,872
Shares issued for debt	31,504,677	515,954	-	-	515,954
Loss for the period	-	-	-	(38,666)	(38,666)

Balance as at April 30, 2015	38,297,179	$ 752,226	$ 269,800	$ (1,088,321)	$ (66,295)

The accompanying notes are an integral part of these condensed interim financial statements.

RISE RESOURCES INC. (FORMERLY PATRIOT MINEFINDERS INC.)

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE PERIOD ENDED APRIL 30, 2015

(Unaudited)

1.

NATURE AND CONTINUANCE OF OPERATIONS

Atlantic Resources Inc. (the “Company”) was incorporated in the State of Nevada on February 9, 2007 and is in the exploration stage. On March 29, 2012, the Company merged its wholly-owned subsidiary, Patriot Minefinders Inc., a Nevada corporation, with and into the Company to effect a name change from Atlantic Resources Inc. to Patriot Minefinders Inc.  On January 14, 2015, the Company merged its wholly-owned subsidiary, Rise Resources Inc., a Nevada corporation, in and to the Company to effect a name change from Patriot Minefinders Inc. to Rise Resources Inc.  Rise Resources Inc. was formed solely for the purpose of effecting the change of name.

On January 22, 2015, the Company completed a 1 for 80 reverse split of its common stock and effected a corresponding decrease in its authorized capital.  As a result of the reverse split, the Company’s authorized capital decreased from 1,680,000,000 shares to 21,000,000, and its issued and outstanding common stock decreased from 63,400,000 shares to 792,500, with each fractional share being rounded up to the nearest whole share.  On February 16, 2015, the Company increased its authorized capital from 21,000,000 shares to 400,000,000 shares.  All share and per share amounts have been retrospectively restated for all periods presented unless otherwise stated.

The Company is in the early stages of exploration and as is common with any exploration company, it raises financing for its acquisition activities.  The accompanying condensed interim financial statements have been prepared on the going concern basis, which presumes that the Company will continue operations for the foreseeable future and will be able to realize assets and discharge liabilities in the normal course of business.  The Company has incurred a net loss of $38,666 for the nine month period ended April 30, 2015 and has accumulated a deficit of $1,088,321.  This raises substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan, which is typical for a start-up company.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management of the Company (“management”) is of the opinion that sufficient financing will be obtained from external financing and further share issuances to meet the Company’s obligations.  At April 30, 2015, the Company had a working capital deficiency of $66,295, which would not be sufficient to fund the current level of operations.

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

RISE RESOURCES INC. (FORMERLY PATRIOT MINEFINDERS INC.)

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE PERIOD ENDED APRIL 30, 2015

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

3.

LONG-TERM RECEIVABLE AND CONTINGENCY

During the year ended July 31, 2014, the Company entered into a binding letter of intent (“LOI”) with Wundr Software Inc. (“Wundr”).  Under the terms of the LOI, the Company would acquire 100% of the issued and outstanding common shares of Wundr. Due to unforeseen circumstances, the Company did not complete the transactions contemplated in the LOI, which the Company announced had expired on January 10, 2014.

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

RISE RESOURCES INC. (FORMERLY PATRIOT MINEFINDERS INC.)

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE PERIOD ENDED APRIL 30, 2015

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

During the period ended April 30, 2015, the Company advanced $6,106 to Juliet as a loan, due on demand without interest.  Management has assessed the collectability of the loan and recorded an allowance for doubtful accounts of $6,106 for the period ended April 30, 2015.

On September 25, 2014, the Company, Juliet and Juliet stockholders mutually agreed in writing to terminate the Share Exchange Agreement.

5.

RELATED PARTY TRANSACTIONS

Key management personnel consist of the Chief Executive Officer, Chief Financial Officer, and the Directors of the Company.  The remuneration of the key management personnel is as follows:

a)

Consulting fees of $Nil (2014 - $34,302) to a company with a common former director of the Company and $Nil (2014 - $8,629) to a company controlled by the former CEO.

b)

Consulting fees of $8,102 (2014 - $Nil) to the CEO of the Company.

As at April 30, 2015, the Company has recorded loans from related parties of $67,100 (July 31, 2014 - $67,100) representing advances made by two former directors and officers.  The advances are due on demand without interest.

As at April 30, 2015, included in due to related parties is $174 (July 31, 2014 - $545,494) in accounts and advances payable and accrued liabilities to current and former officers and companies controlled by directors and officers of the Company.  Of this amount, $Nil (July 31, 2014 - $325,643) represents advances made by Skanderbeg Capital Partners Inc. (“Skanderbeg”), a company that advises the Company’s management and does promotional work for the Company.  Skanderbeg made payments on behalf of the Company until such time as the Company was able to complete a financing.

Included in general and administration expenses for the period ended April 30, 2015 is rent of $2,983 (2014 - $1,725) and consulting fees of $Nil (2014 - $3,421) paid to Skanderbeg.

6.

CAPITAL STOCK AND ADDITIONAL PAID-IN-CAPITAL

On February 11, 2015, the Company entered into debt conversion agreements with five investors pursuant to which such investors agreed to convert an aggregate of CAD$400,000 in debt into 20,000,000 shares of the Company’s common stock at a price of CAD$0.02 per share.

On March 31, 2015, the Company entered into debt conversion agreements with 13 investors pursuant to which such investors agreed to convert an aggregate of CAD$206,675 in debt into 10,333,771 shares of the Company’s common stock at a price of CAD$0.02 per share.  These shares were formally issued on April 9, 2015.

On April 23, 2015, the Company entered into debt conversion agreements with two investors pursuant to which such investors agreed to convert an aggregate of CAD$40,982 in debt into 1,170,906 shares of the Company’s common stock at a price of CAD$0.035 per share.

RISE RESOURCES INC. (FORMERLY PATRIOT MINEFINDERS INC.)

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE PERIOD ENDED APRIL 30, 2015

(Unaudited)

6.

CAPITAL STOCK AND ADDITIONAL PAID-IN-CAPITAL (cont’d…)

On April 23, 2015, the Company completed a non-brokered private placement, issuing an aggregate of 6,000,002 shares of common stock to six investors at a price of CAD$0.035 per share for gross proceeds of CAD$210,000.

There were no share transactions during the year ended July 31, 2014.

7.

SEGMENTED INFORMATION

The Company has one reportable segment, being the acquisition of exploration and evaluation assets located in British Columbia, Canada.

8.

SUBSEQUENT EVENTS

On May 18, 2015, the Company entered into an option agreement with Eastfield Resources Ltd., a British Columbia company with its common shares listed for trading on the TSX Venture Exchange under the symbol “ETF” (“Eastfield”), pursuant to which Eastfield granted the Company the exclusive and irrevocable right to acquire up to a 75% interest in and to certain claims in the Indata property located in the Omineca Mining Division in British Columbia, Canada.  In order to earn the initial 60% interest, the Company is required to pay Eastfield an aggregate of CAD$350,000 (CAD$20,000 paid) in cash and incur a minimum of CAD$2,000,000 in aggregate exploration expenditures on the property by April 3, 2019.  In order to earn the additional 15% interest, the Company is required to pay Eastfield CAD$100,000 cash within 90 days of earning the 60% interest and incur a further $500,000 in aggregate annual exploration expenditures on the property until such time as the Company is able to complete a feasibility study on the property.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

SPECIAL NOTE OF CAUTION REGARDING FORWARD-LOOKING STATEMENTS

CERTAIN STATEMENTS IN THIS REPORT, INCLUDING STATEMENTS IN THE FOLLOWING DISCUSSION, ARE WHAT ARE KNOWN AS "FORWARD LOOKING STATEMENTS", WHICH ARE BASICALLY STATEMENTS ABOUT THE FUTURE. FOR THAT REASON, THESE STATEMENTS INVOLVE RISK AND UNCERTAINTY SINCE NO ONE CAN ACCURATELY PREDICT THE FUTURE. WORDS SUCH AS "PLANS", "INTENDS", "WILL", "HOPES", "SEEKS", "ANTICIPATES", "EXPECTS" AND THE LIKE OFTEN IDENTIFY SUCH FORWARD LOOKING STATEMENTS, BUT ARE NOT THE ONLY INDICATION THAT A STATEMENT IS A FORWARD LOOKING STATEMENT. SUCH FORWARD LOOKING STATEMENTS INCLUDE STATEMENTS CONCERNING OUR PLANS AND OBJECTIVES WITH RESPECT TO PRESENT AND FUTURE OPERATIONS, AND STATEMENTS WHICH EXPRESS OR IMPLY THAT SUCH PRESENT AND FUTURE OPERATIONS WILL OR MAY PRODUCE REVENUES, INCOME OR PROFITS. NUMEROUS FACTORS AND FUTURE EVENTS COULD CAUSE US TO CHANGE SUCH PLANS AND OBJECTIVES OR FAIL TO SUCCESSFULLY IMPLEMENT SUCH PLANS OR ACHIEVE SUCH OBJECTIVES, OR CAUSE SUCH PRESENT AND FUTURE OPERATIONS TO FAIL TO PRODUCE REVENUES, INCOME OR PROFITS. THEREFORE, THE FOLLOWING DISCUSSION SHOULD BE CONSIDERED IN LIGHT OF THE DISCUSSION OF RISKS AND OTHER FACTORS CONTAINED IN THIS QUARTERLY REPORT ON FORM 10-Q AND IN OUR OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. NO STATEMENTS CONTAINED IN THE FOLLOWING DISCUSSION SHOULD BE CONSTRUED AS A GUARANTEE OR ASSURANCE OF FUTURE PERFORMANCE OR FUTURE RESULTS.

Plan of Operations

As at April 30, 2015, we had a cash balance of $76,758, compared to a cash balance of $72 as of July 31, 2014.

We do not have sufficient funds to cover our anticipated business expenses, so we will require additional funding. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock or from loans from Skanderbeg Capital Partners Inc.  On February 11, 2015, we entered into debt conversion agreements with five investors pursuant to which such investors agreed to convert an aggregate of CAD$400,000 in debt into 20,000,000 shares of our common stock at a price of CAD$0.02 per share.  On March 31, 2015, we entered into debt conversion agreements with 13 investors pursuant to which such investors agreed to convert an aggregate of CAD$206,675 in debt into 10,333,771 shares of our common stock at a price of CAD$0.02 per share.  These shares were formally issued on April 9, 2015.  On April 23, 2015, we entered into debt conversion agreements with two investors pursuant to which such investors agreed to convert an aggregate of CAD$40,982 in debt into 1,170,906 shares of our common stock at a price of CAD$0.035 per share.  On April 23, 2015, we completed a non-brokered private placement, issuing an aggregate of 6,000,002 shares of our common stock to six investors at a price of CAD$0.035 per share for gross proceeds of CAD$210,000.

Our current cash on hand may not be sufficient to continue as a reporting company as we will need to maintain our periodic filings with the appropriate regulatory authorities and will incur legal and accounting costs. If we cannot raise additional capital to sustain minimum operations, we may be forced to discontinue business.

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

Results of Operations

The following unaudited summary of our results of operations should be read in conjunction with our financial statements for the nine month periods ended April 30, 2015 and 2014.

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

On February 16, 2015, a majority of our shareholders approved an increase in our authorized capital from 21,000,000 shares of common stock, par value $0.001, to 400,000,000 shares of common stock, par value $0.001.  The increase was formally effected on April 9, 2015 with the Nevada Secretary of State.

On April 3, 2015, we entered into a letter of intent (“LOI”) with Eastfield Resources Ltd., a British Columbia company with its common shares listed for trading on the TSX Venture Exchange under the symbol “ETF” (“Eastfield”), pursuant to which Eastfield granted us the exclusive and irrevocable option to acquire up to a 75% interest in and to certain mineral claims known as the Indata property located in the Omineca Mining Division in British Columbia, Canada (the “Property”).  Our initial obligations under the LOI are to pay Eastfield CAD$20,000 in cash (paid) and finance the completion of a technical report on the property in compliance with National Instrument 43-101 of the Canadian Securities Administrators.  On May 18, 2015, the LOI was replaced with a formal option agreement (the “Option Agreement”).  Pursuant to the Option Agreement, in order to earn an initial 60% interest in the Property, we are required to pay Eastfield an aggregate of CAD$350,000 (CAD$20,000 paid) in cash and incur a minimum of CAD$2,000,000 in aggregate exploration expenditures on the Property by April 3, 2019.  In order to earn an additional 15% interest, we are required to pay Eastfield CAD$100,000 in cash within 90 days of earning the 60% interest and incur a further $500,000 in aggregate annual exploration expenditures on the Property until such time as we are able to complete a feasibility study on the Property.

Results of Operations for the Three Months Ended April 30, 2015 and 2014

Our operating results for the three month periods ended April 30, 2015 and 2014 are summarized as follows:

	For the three months ended April 30, 2015	For the three months ended April 30, 2014
Consulting	$4,208	$6,054
Filing and regulatory	4,488	3,060
Foreign exchange	12,964	8,717
Gain on settlement of payables	(5,782)	-
General and administrative	9,434	11,115
Mineral exploration	4,035	-
Professional fees	15,410	-
Promotion and shareholder communication	752	-
Net loss	45,509	28,976

In general, our expenses between the two periods increased during the three months ended April 30, 2015 from the same period in the prior year because we entered into the LOI with Eastfield and completed a number of debt conversions and a private placement.  However, our expenses in a number of categories were also relatively consistent.

Results of Operations for the Nine Months Ended April 30, 2015 and 2014

Our operating results for the nine month periods ended April 30, 2015 and 2014 are summarized as follows:

	For the nine months ended April 30, 2015	For the nine months ended April 30, 2014
Bad debt expenses	$6,106	$-
Consulting	52,125	47,318
Filing and regulatory	15,886	7,100
Foreign exchange	(82,133)	(33,745)
Gain on settlement of payables	(7,780)	27,784
General and administrative	25,250	35,390
Mineral exploration	4,035	-
Professional fees	24,425	606
Promotion and shareholder communication	752	-
Net loss	38,666	84,453

Our expenses decreased during the nine month period ended April 30, 2015 compared to the same period in 2014 primarily as a result of becoming less active while we searched for projects in the current period and the termination of our proposed transaction with Wundr Software Inc.  However, certain decreases during the first six months of the current period were offset by increases during the subsequent three month period.

Liquidity and Capital Resources

Working Capital

	At April 30, 2015	At July 31, 2014	Change between July 31, 2014 and April 30, 2015
Current Assets	$93,788	$9,152	$84,636
Current Liabilities	160,083	725,607	(565,524)
Working Capital/(Deficit)	(66,295)	(716,455)	650,160

Cash Flows

	For the nine months ended April 30, 2015	For the nine months ended April 30, 2014
Net Cash used in Operating Activities	$(108,730)	$(10,086)
Net Cash provided by Investing Activities	12,544	-
Net Cash provided by Financing Activities	172,872	-
Net Increase (Decrease) in Cash During Period	76,686	(10,086)

As of April 30, 2015, we had $76,758 in cash, $93,788 in current and total assets, $160,083 in current and total liabilities, a working capital deficit of $66,295 and an accumulated deficit of $1,088,321.

During the nine months ended April 30, 2015, we used $108,730 in net cash on operating activities, whereas we used $10,086 in net cash on operating activities during the same period in the prior year.  Investing activities and financing activities provided $12,544 and $172,872 in net cash during the nine months ended April 30, 2015, respectively, whereas we did not receive any net cash from those activities during the nine months ended April 30, 2014.  All of the net cash we received from financing activities during the current period was attributable to issuances of our common stock.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4.

CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

The Securities and Exchange Commission (the “SEC”) defines the term “disclosure controls and procedures” to mean controls and other procedures of an issuer that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  We maintain such a system of controls and procedures in an effort to ensure that all information which we are required to disclose in the reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under the SEC's rules and forms and that information required to be disclosed is accumulated and communicated to our principal executive and principal financial officers to allow timely decisions regarding disclosure.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our chief executive officer and chief financial officer concluded that our internal control over financial reporting was not effective as of April 30, 2015 because the following material weakness in internal control over financial reporting existed as of that date:

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the period ended April 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS.

On September 17, 2014, we learned that we were the subject, along with a number of additional defendants, of a notice of civil claim (the “Claim”) filed in the Supreme Court of British Columbia by Wundr Software Inc. (“Wundr”), an eBook software developer. We were formerly a party to a binding letter of intent with Wundr that was announced on November 12, 2013 (the “Wundr LOI”), pursuant to which we proposed to acquire 100% of the outstanding shares of Wundr.  On January 10, 2014, we reported that the Wundr LOI had expired.

Among other things, the Claim alleges that we committed the tort of intentional interference with economic or contractual relations by virtue of our role in an alleged scheme to establish a competing business to Wundr, and that we, through our agents, breached the terms of the Wundr LOI by appropriating certain confidential information and intellectual property of Wundr for the purpose of establishing a competing business.  The Claim also alleges that we are vicariously liable for the actions of our agents.

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

MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.

OTHER INFORMATION.

None.

.

ITEM 6.

EXHIBITS.

(a)

The following exhibits are filed herewith:

31.1

Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2

Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1

Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2

Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS

XBRL Instance File

101.SCH

XBRL Taxonomy Schema Linkbase Document

101.CAL

XBRL Taxonomy Extension Calculation Linkbase Document.

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

Date:  June 15, 2015