Form 10-Q/A
period 2015-04-30
Rise Resources Inc.
filed 2015-06-15
CIK 1424864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

Due to a filing error the XBRL documents were not included with the registrant’s Form 10-Q filed with the SEC on June 15, 2015. The sole purpose of this Amendment No. 1 to the registrant’s Form 10-Q for the interim period ended April 30, 2015 is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.

No other changes have been made to the registrant’s Form 10-Q. This Amendment No. 1 does not reflect any subsequent events occurring after the original filing date of the Form 10-Q or modify or update in any way disclosures made in the original filings.

.

ITEM 6.

EXHIBITS.

(a)

The following exhibits are filed herewith:

31.1 (1)

Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 (1)

Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 (1)

Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 (1)

Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS (2)

XBRL Instance File

101.SCH (2)

XBRL Taxonomy Schema Linkbase Document

101.CAL (2)

XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF (2)

XBRL Taxonomy Extension Definition Linkbase Document

101.LAB (2)

XBRL Taxonomy Extension Label Linkbase Document

101.PRE

 (2)

XBRL Taxonomy Extension Presentation Linkbase Document

(1)

These exhibits were previously filed in the registrant’s Form 10-Q for the quarterly period ended April 30, 2015, filed with the Securities and Exchange Commission on June 15, 2015.

(2)

Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

By: /s/ Fred Tejada

Fred Tejada, Chief Executive Officer

Date:  June 15, 2015

4