Form 10-K
period 2015-07-31
Rise Resources Inc.
filed 2015-11-02
CIK 1424864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________________

FORM 10-K

____________________________

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2015

Commission File Number: 000-53848

RISE RESOURCES INC.

 (Exact name of registrant as specified in its charter)

Nevada	30-0692325
(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)

700-510 West Hastings Street

Vancouver, British Columbia, V6B 1L8

(Address of principal executive offices)

(604) 687-7130

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, Par Value $0.001 per share

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act: ☐ Yes ☒ No

Indicate by check mark whether the registrant(1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

☐ Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal year end: $611,569.44

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of October 30, 2015 the Issuer had 25,297,011 shares of common stock issued and outstanding.

Table of Contents

Item

Page

PART I

Item 1.

Business

4

Item 1A.

Risk Factors

8

Item 1B.

Unresolved Staff Comments

14

Item 2.

Properties

14

Item 3.

Legal Proceedings

14

Item 4.

Mine Safety Disclosures

15

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer

Purchases of Equity Securities

15

Item 6.

Selected Financial Data

17

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of

Operations

17

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk

20

Item 8.

Financial Statements and Supplementary Data

20

Item 9.

Changes in and Disagreements With Accountants on Accounting and Financial

Disclosure

21

Item 9A.

Controls and Procedures

21

Item 9B.

Other Information

21

PART III

Item 10.

Directors, Executive Officers and Corporate Governance

22

Item 11.

Executive Compensation

25

Item 12.

Security Ownership of Certain Beneficial Owners and Management and

Related Stockholder Matters

26

Item 13.

Certain Relationships and Related Transactions and Director Independence

27

Item 14.

Principal Accounting Fees and Services

27

Item 15.

Exhibits, Financial Statement Schedules

27

SIGNATURES

29

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K (this “Report”) contains “forward-looking statements” relating to Rise Resources Inc. (the “Company”) which represent the Company’s current expectations or beliefs, including statements concerning its operations, performance, financial condition and growth. For this purpose, any statements contained in this Report that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "anticipate", "intend", "could", "estimate", or "continue" or the negative or other comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, such as credit losses, dependence on management and key personnel, the Company’s ability to continue its growth strategy and competition, certain of which are beyond the Company’s control. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

PART I

Item 1.

Business

DESCRIPTION OF BUSINESS

General

The Company is a mineral exploration company with a copper/gold property under option.

On May 18, 2015, the Company entered into an option agreement (the “Option Agreement”) with Eastfield Resources Ltd., a British Columbia company with its common shares listed for trading on the TSX Venture Exchange under the symbol “ETF” (“Eastfield”), pursuant to which Eastfield granted the Company the exclusive and irrevocable option to acquire up to a 75% undivided interest in and to certain mineral claims known as the Indata property located in the Omineca Mining Division in British Columbia, Canada (the “Property”).  In order to earn the initial 60% interest, the Company is required to pay Eastfield an aggregate of $350,000 in cash and incur a minimum of $2,000,000 in aggregate exploration expenditures on the Property by April 3, 2019.  In order to earn the additional 15% interest, it is required to pay Eastfield $100,000 within 90 days of earning the 60% interest and incur a further $500,000 in aggregate annual exploration expenditures on the Property until such time as the Company is able to complete a feasibility study on the Property.  Upon the completion of a feasibility study, the additional 15% interest will be deemed to have been earned.

Prior to entering into the Option Agreement, the Company was a development stage company engaged in exploring and evaluating potential strategic transactions in multiple industries, including but not limited to mineral properties and technology.

Business Development

The Company was incorporated in the state of Nevada on February 9, 2007 under the name Atlantic Resources, Inc.

Prior to entering into the Option Agreement, the Company was a development stage company engaged in exploring and evaluating potential strategic transactions in multiple industries, including but not limited to mineral properties and technology.

In early 2012, the Company identified an opportunity with respect to the option to acquire a 50% interest in a mineral resource property known as the La Buena Project from San Marco Resources Inc., a British Columbia corporation at arm’s length to the Company with its common shares listed for trading on the TSX Venture Exchange under the symbol “SMN” (“San Marco”). On May 17, 2012, the Company entered into an assignment agreement with Skanderbeg Capital Partners Inc. (“Skanderbeg”), a British Columbia corporation that is a related party to the Company, pursuant to which the Company acquired all of Skanderbeg’s right, title and interest in and to an option agreement between Skanderbeg and San Marco dated February 28, 2012 in exchange for CDN$100,000 in cash, thereby acquiring such an option.  Pursuant to the option agreement and in partial exercise of the option, the Company issued 1,000,000 shares of its common stock to San Marco on June 18, 2012. During the year ended July 31, 2013, the Company decided not to move forward with the La Buena Project and on January 29, 2013, the Company entered into a settlement and release agreement with San Marco and Skanderbeg pursuant to which the Company issued 400,000 shares of common stock valued at $92,000 to San Marco and paid San Marco $10,000 in cash in order to terminate the option agreement and its obligations to San Marco thereunder.

On April 11, 2012, the Company completed a merger with its wholly-owned subsidiary, Patriot Minefinders Inc., and formally assumed the subsidiary’s name by filing Articles of Merger with the Nevada Secretary of State. The subsidiary was incorporated entirely for the purpose of effecting the name change and the merger did not affect the Company’s Articles of Incorporation or corporate structure in any other way.

On April 19, 2012, in accordance with approval from the Financial Industry Regulatory Authority (“FINRA”), the Company effected a forward split of its common stock on a 24 new for 1 old basis such that its authorized capital increased from 70,000,000 to 1,680,000,000 shares of common stock and correspondingly, its issued and outstanding common stock increased from 4,700,000 to 112,800,000 shares, all with a par value of $0.001.  Both The name change and forward split became effective in the market at the open of business on April 19, 2012, and effective June 1, 2012, the Company’s stock symbol changed from “AARI” to “PROF” to better reflect its new name.

On June 19, 2012, the Company’s board of directors approved the cancellation and sale of a portion of 72,000,000 post-split shares of common stock held by its former director, officer and majority shareholder, Raffi Khorchidian. Effective that day, the shareholder cancelled and returned to treasury 52,000,000 shares of the Company’s common stock and sold an aggregate of 3,000,000 shares of common stock to certain of the Company’s current and former directors, including 500,000 shares to Fred Tejada, the Company’s President, Chief Executive Officer, Secretary and director, at a price of $0.0014 per share. Mr. Khorchidian currently holds the balance of 17,000,000 shares of the Company’s common stock (212,500 Shares following the completion of the 1 for 80 reverse split described below). Following the cancellation, there were 61,800,000 shares of common stock issued and outstanding.

In early 2013, the Company identified an opportunity with respect to the option to acquire a 75% interest in a mineral resource property known as the KM 66 Project from Bearing Resources Ltd., a British Columbia corporation at arm’s length to the Company with its common shares listed for trading on the TSX Venture Exchange under the symbol “BRZ” (“Bearing”). On February 18, 2013, the Company entered into an option agreement with Bearing and a wholly-owned subsidiary of Bearing pursuant to which the Company issued 1,200,000 shares of common stock to Bearing valued at $192,000 and paid Bearing $50,000 in cash in partial satisfaction of its obligations under the option agreement. The Company was unable to satisfy the balance of the terms of the option agreement and it was terminated during the year ended July 31, 2013.

On October 31, 2013, the Company entered in to a binding letter of intent with Wundr Software Inc., a private Canadian corporation at arm’s length to the Company (“Wundr”), pursuant to which the Company expected to acquire 100% of the issued and outstanding common shares of Wundr. The Company advanced $50,038 to Wundr as a loan while the letter of intent was in effect, which amount was subsequently recorded as bad debt expense. The Company decided not to proceed with the transaction, and it announced that the letter of intent had expired on January 10, 2014.

On May 23, 2014, the Company entered into a share exchange agreement (the “Share Exchange Agreement”) with Juliet Press Inc., a private British Columbia company (“Juliet”), and all the shareholders of Juliet (the “Juliet Shareholders”), to acquire 100% of the issued and outstanding common shares of Juliet (the “Juliet Shares”) from the Juliet Shareholders.  Pursuant to the Share Exchange Agreement, the Company expected to issue 14,000,000 shares of its common stock to the Juliet Shareholders in consideration for the acquisition of the Juliet Shares, with the result that Juliet would become the Company’s wholly owned subsidiary upon the closing of the transaction. On September 25, 2014 and pursuant to section 13.4(d) of the Share Exchange Agreement, the Company mutually agreed in writing with Juliet and the Juliet Shareholders to terminate the Share Exchange Agreement. As a result of such termination, the Share Exchange Agreement is of no further force and effect except for certain non-disclosure and confidentiality obligations of the parties.

On January 14, 2015, the Company completed a merger with its wholly owned subsidiary, Rise Resources Inc., and formally assumed the subsidiary’s name by filing Articles of Merger with the Nevada Secretary of State (the “Name Change”).  The subsidiary was incorporated entirely for the purpose of effecting the Name Change and the merger did not affect the Company’s Articles of Incorporation or corporate structure in any other way.

On January 22, 2015, the Company completed a 1 for 80 reverse split of its common stock and effected a corresponding decrease in its authorized capital by filing a Certificate of Change with the Nevada Secretary of State (the “Reverse Split”).  As a result of the Reverse Split, the Company’s authorized capital decreased from 1,680,000,000 shares to 21,000,000, and its issued and outstanding common stock decreased from 63,400,000 shares to 792,518, with each fractional share being rounded up to the nearest whole share.

Both the Name Change and Reverse Split became effective in the market at the open of business on February 9, 2015.

On February 11, 2015, the Company entered into debt conversion agreements with five investors pursuant to which such investors agreed to convert an aggregate of CDN$400,000 in debt into 20,000,000 shares of the Company’s common stock at a price of CDN$0.02 per share.  On October 28, 2015, the investors agreed to cancel an aggregate of 8,571,428 of those shares on a pro rata basis to increase the effective conversion price to CDN$0.035 per share.

On February 16, 2015, the holders of a majority of the Company’s common stock approved an increase in the Company’s authorized capital from 21,000,000 shares of common stock to 400,000,000 shares (the “Authorized Capital Increase”).  The purpose of the Authorized Capital Increase was to reorganize the Company’s capital structure in connection with the Reverse Split, which management believed would better position the Company to attract financing.  On April 9, 2015, the Company formally effected the Authorized Capital Increase by filing a Certificate of Amendment with the Nevada Secretary of State.

On March 31, 2015, the Company entered into debt conversion agreements with 13 investors pursuant to which such investors agreed to convert an aggregate of approximately CDN$206,675 in debt into 10,333,771 shares of the Company’s common stock at a price of CDN$0.02 per share. On April 9, 2015, following the completion of the Authorized Capital Increase, the Company formally issued these shares.  On October 28, 2015, the investors agreed to cancel an aggregate of 4,428,758 of those shares on a pro rata basis to increase the effective conversion price to CDN$0.035 per share.

On April 3, 2015, the Company entered into a letter of intent with Eastfield that was subsequently replaced by the Option Agreement.

On April 23, 2015, the Company entered into debt conversion agreements with two investors pursuant to which such investors agreed to convert an aggregate of approximately $40,982 in debt into 1,170,906 shares of the Company’s common stock at a price of CDN$0.035 per share. On the same day, the Company also issued an aggregate of 6,000,002 shares of common stock to six investors at a price of CDN$0.035 per share in exchange for gross proceeds of CDN$210,000.

On July 30, 2015, the Company filed a preliminary prospectus in the provinces of British Columbia and Alberta, pursuant to which the Company proposes to issue a minimum of 5,500,000 shares of common stock at a price of CDN$0.10 per share.  In connection with the offering, the Company has agreed to pay to one agent a cash commission of 8% and issue to the agent that number of warrants equal to 8% of the number of shares sold in the offering.

The Company’s common stock is currently eligible for quotation on the OTC Pink Current Information tier of the over-the-counter market operated by OTC Markets Inc. under the name “Rise Resources Inc.” and the trading symbol “RYES”. As of the date of this Report, the Company have 25,297,001 shares of common stock issued and outstanding.

Glossary

Ag – silver

Allochthonous – referring to a large block of rock which has been moved from its original site of formation

Anomaly – any departure from the norm which may indicate the presence of mineralization in the underlying bedrock

Assay – a chemical test performed on a sample of ores or minerals to determine the amount of valuable metals contained therein

Au – gold

Base metal – any non-precious metal (e.g., copper, lead, zinc, nickel, etc.)

Breccia – a rock composed of broken fragments of minerals that can either be similar to or different from the composition of the fragments

Chalcopyrite – a copper iron sulfide mineral

Cu – copper

Dacite – an igneous, volcanic rock

Diorite – a grey to dark-grey intermediate intrusive igneous rock

Epithermal – deposited from warn waters at shallow depth under conditions in the lower ranges of temperature and pressure

G/T – grams per tonne

Granodiorite – a medium- to coarse-grained intermediate to acid igneous rock

Greenschist – metamorphic rocks that formed under the lowest temperatures and pressures usually produced by regional metamorphism

Igneous rocks – rocks formed by the solidification of molten material from far below the earth’s surface

Intrusive – a body of igneous rock formed by the consolidation of magma intruded into other rocks, in contrast to lavas, which are extruded upon the surface

Karst topography – a landscape formed from the dissolution of soluble rocks

Mafic – an adjective describing a silicate mineral or rock that is rich in magnesium and iron

Magma – the molten material deep in the Earth from which rocks are formed

Metamorphic rocks – rocks which have undergone a change in texture or composition as the result of heat and/or pressure

Mineral – a naturally occurring homogeneous substance having definite physical properties and chemical composition and, if formed under favorable conditions, a definite crystal form

Mineralization – a natural aggregation of one or more minerals, which has not been delineated to the extent that sufficient average grade or dimensions can be reasonably estimated or called a “deposit” or “ore”.  Further exploration or development expenditures may or may not be warranted by such an occurrence depending on the circumstances.

Ore – a mixture of ore minerals and gangue from which at least one of the metals can be extracted at a profit.

PPB – parts per billion

PPM – parts per million

Pluton – a body of intrusive igneous rock that is crystallized from magma slowly cooling below the surface of the Earth

Porphyry – a variety of igneous rock consisting of large-grained crystals dispersed in a fine-grained matrix or groundmass

Silica – silicon dioxide, of which quartz is a common example

Silicification – the process in which organic matter becomes saturated with silica

Terrane – a fragment of material formed on, or broken off from, one tectonic plate and accreted or sutured to crust lying on another tectonic plate

Tuff – a type of rock consisting of consolidated volcanic ash ejected from vents during a volcanic eruption

Ultramafic – igneous and meta-igneous rocks with very low silica content

Vein – A fissure, fault or crack in a rock filled by minerals that have travelled upwards from some deep source

Volcanic rocks – Igneous rocks formed from magma that has flowed out or has been violently ejected from a volcano

Zone – an area of distinct mineralization

The Property

Location and Means of Access

The Property is situated in north-central British Columbia on the east side of Albert Lake, two kilometres west of the north end of Indata Lake.  It is approximately 130 kilometres northwest of the community of Fort St James and 230 kilometres northwest of the city of Prince George.  The Property is located in the Omineca Mining Division of British Columbia.

The Property is roughly centered on UTM coordinates 351900E / 6141200N (datum NAD 83 Zone 10) and 55 23’N / 125 19, West latitude / longitude on NTS sheets 093N034 and 035. The Property location is shown in Figure 1 below.

Figure 1: General Location Map

126° 18' W
Cirque
Akie
Kemess
N
230kV
POWER LINE
BEAR
LAKE
Sustut
56° 22' N
Williston
Lake
B.C. RAIL
Lorraine
29
GERMANSEN
LANDING
Kwanika
TAKLA
LANDING
Indata
MACKENZIE
Bullmoose
Bennet Dam
Bell
Granisle
SMITHERS
97
Mt. Milligan
16
FORT
ST. JAMES
Equity
Silver
Endako
16
PRINCE
GEORGE
0
50
100
kilometres

LEGEND

- Existing mine
- Developed prospect
- Railway
- Highway
- Power line

Eastfield Resources Ltd.

Indata Property
British Columbia, CANADA

General Location Map

Date	Dec. 2012	NTS	Fig 1
Scale	as shown	By

Access to the Property is from Fort St. James via the Leo Creek Forestry Road to near Tchentlo Lake and then on a road built by Eastfield to the northern part of the Property.  This road was built to British Columbia Ministry of Forests’ logging road standards and provides good access for trucks and heavy machinery such as drill rigs and bulldozers.  Driving time from Fort St. James to the Property is approximately two hours.  Smaller haul and tote roads have been constructed from the main road to other areas of the Property.  Away from the roads, access is on foot only except for a few areas where helicopter landing sites have been prepared.

All of the land within the Property is held by the Crown, and there are no permanent structures in the area.

Description of the Property

The Property consists of 18 mineral claims totaling 3,170.03 hectares and is situated in a complex geological setting adjacent to the Pinchi Fault, a major structure separating the Cache Creek and Quesnel Terranes.  All of the claims that comprise the Property are in good standing according to Mineral Titles Online (British Columbia’s internet-based electronic mineral titles administration system).  Importantly, a holder of mineral claims in British Columbia is not entitled to surface rights.

The characteristics of the 18 claims are as follows:

Claim Name	Record No.	Area (Hectares)	Expiry Date
Indata 2	239379	375	18-Oct-19
Indata 3	240192	500	18-Oct-19
Schnapps 1	238722	500	18-Oct-19
Schnapps 2	238723	500	14-Nov-19
Schnapps 3	238859	200	20-Oct-19
Schnapps 4	238860	250	18-Oct-19
Schnapps 5	238893	100	18-Oct-19
Schnapps 6	362575	25	31-Dec-18
IN-6	362576	25	31-Dec-18
IN-7	362577	25	31-Dec-18
IN-8	362578	25	31-Dec-18
IN-9	362579	25	31-Dec-18
IN-10	362582	25	31-Dec-18
IN-11	362583	25	20-Dec-18
Limestone	753222	441.33	20-Apr-18
Triangle A	941109	55.15	16-Jan-18
Triangle B	941110	55.17	16-Jan-18
Triangle C	941111	18.38	16-Jan-18
Total		3,170.03

The Nation Lakes Provincial Park abuts the Property on its north and east sides and partially overlaps the claims.  However, the claims were staked prior to the creation of the park and the entirety of the claims area remains valid.

On June 29, 2000, the Order in Council of the Government of British Columbia creating the Nation Lakes Park (published on April 9, 2003) specifically excluded the Schnapps #1 (238722), Schnapps #2 (238723), Schnapps #4 (238860), Indata #2 (239379) and Indata #3 (240192) mineral claims from the park, as is currently stipulated in the Protected Areas of British Columbia Act, Schedule D.  The park boundaries are included in Figure 2.

Figure 2: Map of Indata Claims

In British Columbia, a “Notice of Work” filed with the Department of Energy and Mines is generally required in order for exploration work to be carried out, though exceptions can be made for small programs with limited surface disturbance.  There is a current Notice of Work (#100038) filed on the Property which allows for the installation of “Grids, Camps and Helicopter Pads”, “Access Construction, Modification or Reclamation”, and seven holes of “Surface Drilling”.  As a condition of granting this Notice of Work, an Archeological Review was requested and conducted.  This Notice of Work is valid until December 15, 2015.

History

The initial claims on the Property were staked by Imperial in 1983, and in 1984, Imperial began to explore the Property.  Following initial soil sampling and the staking of additional claims, a four-hole diamond drilling program was completed to explore copper mineralization observed in outcrop near the northeast side of Albert Lake (the Lake Zone).  This program resulted in the discovery of low grade chalcopyrite mineralization including 9.3 metres of 0.20% Cu in one drill hole.  Hole depths were relatively shallow; to a maximum of 76.8 metres.

On March 3, 1986, Imperial sold the claims to Eastfield pursuant to a sale agreement that also covered the sale of other of Imperial properties, for a total sum of $1, subject to a number of terms that included the right of Imperial to acquire up to a 30% interest in the Property at a later date.

In 1986, Eastfield undertook a program of grid establishment, soil sampling, hand trenching and geophysical surveying.  This was followed by diamond drilling in 1987, 1988 and 1989 and trenching with a bulldozer-mounted backhoe in 1989.  The drilling programs resulted in the discovery of polymetallic quartz and quartz-carbonate veins some 500 metres east of the copper mineralization.  These veins contained elevated precious metal values (commonly in the range of several hundred ppb gold to 6 g/t with the most significant intercept being 47 g/t gold over 4 metres).  The veins generally strike north and dip to the east, and are commonly enveloped by a zone of silicification in volcanic rocks and a thickening-downwards zone of talc-magnesite alteration in ultramafic rocks.

On February 25, 1988, Imperial acquired a 30% interest in the Property from Eastfield and the two parties entered into a joint venture.  Imperial has not participated in exploration funding in recent years and its interest in the joint venture has therefore been diluted.  As of the date of this Report, it stands at 8.9%, while Eastfield retains the remaining 91.1%.

In 1988 a heavy mineral sampling program was conducted on streams on the claims.  Most results were unimpressive, even those that drained the area of the precious metal bearing polymetallic vein mineralization, except for an east draining creek which returned a value of 3360 ppb Au in the southeast corner of the Property.

In 1995, after construction of an access road through the southern part of the Property, built to standards for log haulage, a trenching program was completed near the northeast corner of Albert Lake, over the copper zone previously defined by soil sampling and the 1985 drilling.  One of these trenches returned analyses which averaged 0.36% copper over a length of 75 metres.

In 1996, Clear Creek Resources Limited (“Clear Creek”) carried out a small diamond drilling program in the copper zone northeast of Albert Lake.  Results confirmed the existence of copper mineralization identified in the 1985 drilling and encountered mineralization over significantly larger intervals: up to 97.5 metres of 0.12% Cu in one drill hole, and 21.0 metres of 0.23% Cu in another drill hole.  This program tested only a very small part of the area covered by anomalous soil copper geochemistry.

Clear Creek returned with another drill program in the copper zone area in 1998 which confirmed and exceeded the 1996 drilling results and also identified an altered granodiorite stock with copper mineralization adjacent to the eastern edge of Albert Lake.  A new zone of copper mineralization was also discovered in a fan of three holes: 98-I-4, 5 and 9, located 350 metres southeast of the previous drill intercepts, halfway to the zone of polymetallic veins.  Road construction exposed silicified volcanic rocks in a road cut in the southern part of the existing grid where grab samples showed the presence of copper sulfides along with enriched gold values, demonstrating for the first time an association of copper and gold on the Property.

In 2000, a helicopter borne very low frequency (VLF) and magnetic survey was flown across the Property.  A total of 595 east-west line kilometres were flown by Aerodat Ltd.  The data was later reprocessed by Furgo Airborne Surveys Corp.  No new exploration targets were derived from this work.

A program of linecutting, soil sampling and induced polarization surveying was completed in 2003, funded by Castillian Resources Corp., with 11.2 line kilometres of induced polarization survey completed and 16 line kilometers of soil grid expansions established, and 304 soil samples collected.  The bulk of this work was completed in the northwestern side of the currently explored area.  New anomalies consisting of anomalous arsenic and/or antimony soil values associated with a moderate induced polarization chargeability response were defined.

In 2005, two diamond drill holes were completed with a total meterage of 262 metres in a program funded by Aberdeen International Inc.  The first hole of the 2005 program, hole 2005-I-1, was designed to test below hole 98-I-4 which returned 145.4 metres grading 0.20% copper including 24.1 metres grading 0.37%.  Unfortunately, significant drilling difficulties were encountered and this hole was abandoned at a depth of 99.1 metres, approximately 50 metres short of the top of the target.  The rest of the 2005 drilling was located approximately 1400 metres to the south where hole 2005-I-03 encountered narrow intervals of anomalous copper mineralization in a dioritic intrusive.  Another hole designated 2005-I-02, located adjacent to 2005-I-03, was abandoned without successfully setting casing.

Soil sampling was conducted in 2007 to extend the grids to the west and north in the area north of the Lake Zone.  A zone of anomalous gold, arsenic, antimony and bismuth in soils was located in the northwest corner of the new sampling in an area underlain by recrystallized limestone which is in fault contact with volcanic rocks to the south (the “Northwest Soil Anomaly”).  A short excavator trenching program targeting 2003 induced polarization (“IP”) and soil anomalies discovered a new polymetallic quartz vein well to the west of those previously known. The 10 centimetre vein returned assay values of 17.16 and 7.84 g/t Au.  This work was funded by Redzone Resources Ltd.

Max Resource Corp. optioned the property in 2008 and funded a five hole 1056.2 metre diamond drill program, focusing mostly on the polymetallic vein zone.  Highlights included hole 08-I-2, which returned 8.20g/t Au over 0.3 metres and 08-I-3 which returned 209g/t Ag over 0.5 metres.

In 2010, the Property was optioned to Oceanside Capital Corporation (“Oceanside”).  During that year a program of ground geophysics and soil sampling was conducted.  Four north-south lines totaling 5.4 kilometres were emplaced and an IP and magnetic survey was run along these.  One of the lines ran along the east side of the north end of Albert Lake across the area of the previously known copper in soil anomaly and where previous porphyry copper mineralization encountered in the 2005 drilling (the Lake Zone).  The other three lines tested the area of the strong gold, arsenic, antimony and bismuth in soil anomaly discovered in 2007 in the northwest part of the property (the Northwest Soil Anomaly).

A strong chargeability high was returned from the Lake Zone area, coincidental with the copper in soil anomaly.  Chargeability highs were also discovered in the northwest and southeast areas of the other three lines in the Northwest Soil Anomaly, roughly flanking a prominent ridge of recrystallized limestone.

Also in 2010, a total of 471 soil samples were collected.  The four IP lines were sampled and three other widely spaced reconnaissance type east-west lines were emplaced and sampled in the southern part of the Property to the south of the existing grids.  The multi-element “epithermal-type” soil anomaly in the northwest part of the Property was confirmed and spotty gold and copper anomalies were discovered on the southern lines.

The 2011 program was made up of an IP/magnetics survey along the three southern 2010 soil lines, which totaled 8.1 line kilometres.  Two north-south trending chargeability highs were encountered near the eastern end of the two northern lines (L100N and L300S).  A strong copper in soil anomaly coincides with the western chargeability high on L100N.  The southernmost line (L1850S) is 1550 metres south of the other two lines and has three prominent chargeability highs.

In 2012, Oceanside and Eastfield constructed 3.2 kilometers of drill road access along with the construction of six drill sites.  Eighteen rock samples were collected during this work, one of which returned an analysis of 0.78%

copper in dacitic volcanic float from a new road in the southern part of the Property, in the area of the 2010-2011 soil sampling and geophysical work.

The 2013 program was focused on the southern part of the property in the area where the copper bearing float was discovered in 2012.  Minor prospecting and rock sampling was conducted and additional mineralized float and rubble was found in the area.  Three 1000 metre east-west soil lines were emplaced in the same area with samples collected at 50 metre intervals, to a total of 62 samples.  A number of localized copper anomalies were discovered.  As well, 17 silt samples were taken from a number of areas of the Property.  A single high gold value was returned from a sample in the southeast corner of the Property.  Subsequent to this work, Oceanside terminated its option on the Property in October 2013.

Geologic Setting

Regional Geology

The Property lies west of and along splay faults related to the contact of two major terranes of the Canadian Cordillera: the Quesnel and Cache Creek Terranes.  The contact between these terranes is marked by the Pinchi Fault Zone, a high angle reverse fault of regional extent, and associated splay faults where Cache Creek strata to the west have been thrust over Takla strata to the east.  The fault zone is up to 10 kilometres in width.  The regional geology of the Property area is shown in Figure 3.

Figure 3: Indata Regional Geology

EASTFIELD RESOURCES LTD.
SEDIMENTARY AND VOLCANIC ROCKS
Upper Triassic (Takla Group)
Andesitic and basaltic volcanic and volcaniclastic rocks.
Mississippian - Triassic (Cache Creek Group)
Limestone
Mafic and intermediate volcanics, mafic and felsic intrusions.
Argillaceous metasedimentary rocks; some carbonate.
0
10
20
KILOMETRES
INTRUSIVE ROCKS
Jurassic-Cretaceous
Tonalite to granodiorite.
Hogem Batholith (Lower Jurassic - Cretaceous)
Diorite, granodiorite and syenite.
U. Paleozoic - L. Mesozoic
Peridotite, pyroxenite, gabbro and serpentinite.
Fault
N
CACHE CREEK TERRANE
INDATA PROPERTY
Kwanika Creek
Tsayta Lake
Indata Lake
Takla Lake
Tchentlo Lake
Chuchi Lake
Witch Lake
PINCHI FAULT ZONE
QUESNEL TERRANE
INDATA REGIONAL GEOLOGY
6110000mN
320000mE
400000mE

Generalized Regional Geological Setting of the Indata Property.

Fig 3

The Quesnel Terrane consists of mafic to intermediate volcanic rocks of the Upper Triassic – Lower Jurassic Takla Group intruded by the Hogem Batholith, which is composed of intrusive phases which range in composition from granite to monzonite to quartz syenite, which range in age from Lower Jurassic to Cretaceous.

The Cache Creek Terrane in the region comprises mainly argillaceous metasedimentary rocks intruded by diorite to granodiorite plutons (which may be pre-Triassic or Lower Cretaceous in age) and by small ultramafic stocks. Some of these latter intrusions may be of ophiolitic origin.

A northwest-striking fault bounded block situated between the two terranes (within the Pinchi Fault Zone) underlies the Property.  This block is underlain largely by limestone within which a sliver of mafic and intermediate volcanic rocks is preserved.  Both the limestone and volcanic rocks are considered here to be part of the Cache Creek Group but the evidence for this is equivocal as similar strata occur within the Takla Group elsewhere in the region.  As well, the volcanic rocks in this block have been subjected to greenschist facies metamorphism, similar to what is normally found in Cache Creek rocks, whereas generally the metamorphic grade of the Takla Group volcanic rocks is rarely higher than zeolite facies.  But the area’s proximity to such a major fault may locally have raised the metamorphic grade as has been demonstrated further to south along the Pinchi fault at Pinchi Lake where metamorphic grade increases to blueschist grade at the fault.  It is also possible that the major fault movements along the Pinchi Lake Fault have juxtaposed Cache Creek limestone against Takla volcanic rocks within this fault block.

The dominant structural style of the Takla Group is that of extensional faulting, mainly to the northwest.  In general Takla Group rocks are tilted but not folded.  In contrast, strata of the Cache Creek Group have been folded and metamorphosed to lower to middle greenschist facies and a penetrative deformational fabric has been preserved in argillaceous rocks.  Extensional faults are also common within the Cache Creek Group and probably represent the effects of post-collision uplift.

Property Geology

There are no comprehensive geological maps of the Property.  A generalized map showing outcrop locations of the various lithologies is shown in Figure 4.

Figure 4: Property Geology

Indata Property Geology

Granodiorite, (diorite centre east)
Serpentinite
Gabbro/Peridotite
Andesite, Pillowed Basalt, Pyroclastic
Volcaniclastic (andesitic to dacitic)
Limestone, Dolomite, (minor Shale)
Vein (Au-Ag), (quartz or quartz-carbonate)
Porphyry Copper Target Area
Albert Lake
0
1,000
metre
K
SJ
N
Rise Resources Ltd.
Indata Property
Outcrop Geology Map
Fig 4

Lithologies

The Property is underlain by two main supracrustal assemblages: limestone with minor intercalated shale; and andesitic volcanic rocks that were deposited under marine conditions.  As discussed above, it is uncertain whether these rocks belong to the Cache Creek or Quesnel Terranes.

Limestone crops out as prominent hills and bluffs in the northern, western and southern parts of the area.  Although generally massive, in places bedding is defined by thin shaley partings and by intraformational limestone conglomerate.  Breccias formed by carbonate dissolution are displayed within karst topography in the southwestern part of the Property at the southern end of Albert Lake.

Volcanic rocks underlying the Property are of andesitic composition and can be subdivided into two broad units.  In the western part of the Property, volcanic rocks consist of pillow lava, pillow breccia, coarse tuff breccia and fine-grained crystal lithic tuff.  The dominant mafic mineral in these rocks is amphibole, now represented by tremolite/actinolite but was probably hornblende prior to alteration.  The second volcanic unit consists of massive to poorly bedded volcanic tuff with variable amounts of amphibole phenocrysts.  Although commonly poorly bedded, bedding planes and fining upwards sequences can be recognized in places.

Intrusive rocks recognized on the Property range in composition from ultramafic to granite and underlie the central part of the Property area.  Hornblende diorite occurs as a pluton which extends along part of the eastern side of the central part of the property and as dykes.  The bulk of this pluton has a fine to medium-grained hypidiomorphic granular texture although both marginal phases of the pluton and the dykes are porphyritic.  A small part of the pluton is of quartz diorite composition although primary quartz is generally absent.  While diorite dykes are common within the volcanic rocks of the property, no diorite intrusions have been observed within the limestone unit, suggesting that the diorite and volcanic rocks are of similar age and are either older than the massive limestone or that the limestone is allochthonous with respect to the volcanics and was emplaced adjacent to the volcanic strata after volcanism and plutonism had ceased.

Intruding both volcanic rocks and diorite are ultramafic bodies, serpentinite to varying degrees but which preserve textures suggesting that the original rocks were peridotite and pyroxenite.  Cross fibre chrysotile veins and veinlets occur throughout these bodies.  To the south of Radio Lake (see Figure 4) a differentiated and zoned ultramafic-mafic intrusion occurs, consisting of a coarse-grained clinopyroxenite core, surrounded by peridotite and, in turn, enclosed by medium to coarse-grained hornblende-clinopyroxene gabbro.

The youngest intrusive rocks of the Property consist of medium to coarse-grained grey and reddish grey biotite quartz monzonite and granite.  Whereas all other intrusive rocks in the area have been emplaced only into volcanic strata, this unit also intrudes limestone of the Cache Creek Group.

A large part of the Property is covered by glacial and fluvioglacial deposits.  Extensive areas of glacial derived clay in low-lying areas complicate geochemical soil results.

Structure and Metamorphism

The area covered by the Property can be divided into two structural domains: (i) the area underlain by carbonate rocks which is characterized by concentric folds and the development of a penetrative fabric in finer grained clastic interbeds; and (ii) that area underlain by volcanic strata which has undergone brittle deformation only.  Contacts between carbonate and volcanic strata are obscured by young cover but are inferred to be northwesterly-striking faults.  Drilling and geological mapping in the central part of the Property has indicated the presence of a number of westerly-striking faults which show normal displacements of up to a few tens of metres.

Carbonate rocks have generally been recrystallized with the common development of sparry calcite while fine grained clastic interbeds display a greenschist facies mineral assemblage.  The assemblage actinolite/tremolite-

chlorite-epidote within the matrix of volcanic rocks also suggests the attainment of greenschist grade of regional metamorphism in these strata.

Mineralization

Exploration on the Property has resulted in the discovery of a number of metallic mineral occurrences which can be divided into two main types: porphyry copper mineralization and quartz-carbonate polymetallic vein mineralization.  The location of these zones of mineralization is shown in Figure 5.

Figure 5: Exploration Summary Map

LEGEND
black line = soils pre 2003
blue line = 2003 soils
green line = 2007 soils
yellow line = 2010 soils
brown dash line = outline of pre 2004 IP
green dotted line = 2010 IP
black dotted line = 2011 IP
blue star = drill hole
heavy red line = polymetallic vein
6,144,000 mN
6,143,000 mN
6,142,000 mN
6,141,000 mN
6,140,000 mN
6,139,000 mN
6,138,000 mN
6,137,000 mN
NW Soil Anomaly
NE Copper Anomaly
Lake Zone
Radio Lake
Albert Lake
N
Rise Resources Ltd.
Indata Property
Exploration Summary Map
Fig 5
1km grid lines

The currently known area of porphyry copper mineralization occurs on the east side of the north end of Albert Lake (Lake Zone).  Here a strong and consistent >250 ppm Cu in soil anomaly often coincides with chargeability anomalies from the induced polarization surveys.  This soil anomaly is approximately 2,000 metres north to south and averages 400 to 600 metres east to west and sometimes attains soil copper values in excess of 7,000 ppm.  Porphyry copper type mineralization is known at the north end of this feature in outcrops, trenches and drill core occurring as disseminated and fracture controlled pyrite-chalcopyrite-pyrrhotite in volcanic and granodiorite rock units.  The best drill results from this area have been 145.4 metres averaging 0.20% copper, including 24.1 metres of 0.37% Cu in drillhole 98-I-4.  Minor work has been conducted in the southern part of the soil anomaly/chargeability high where exploration work in 2012 and 2013 has discovered similar mineralized rubble 3,800 metres to the south indicating that the area of porphyry copper mineralization may extend across a considerable area.

Polymetallic veins have been recognized in the central part of the Property to the east of the porphyry copper mineralization (see Figures 5 and 6) within andesitic volcanic rocks and serpentinized ultramafics.  The veins generally occupy a northerly-striking fault zone dipping shallowly to the east.  Within ultramafic rocks, the veins are accompanied by zones of intense carbonate and talc alteration zones which range in width from a few metres to over 50 metres in deeper and more easterly parts of the fault.  Proximal to the veins in volcanic rocks, especially adjacent to ultramafic contacts, alteration is dominated by silicification and the formation of quartz-carbonate veinlets but silicification is not common within ultramafic rocks.

To date, five separate mineralized polymetallic veins have been located on the Property.  Four of these are in the central part of the Property on top of the ridge between Indata and Albert Lakes, and all have general north-south orientations.  The longest of these has been traced in drilling for over 450 metres.  The fifth vein occurs to the northwest, halfway towards the Lake Zone porphyry copper mineralization, where a 10 centimetre vein was discovered in 2007.  This vein has an east-west orientation.

Polymetallic veins often exhibit a subtle banded appearance with bands of quartz dominant material interrupted with sulphide rich sections where the sulphide content can exceed 50%.  Sulphides are dominantly pyrrhotite, arsenopyrite and stibnite with lesser pyrite and minor chalcopyrite.  Veins average approximately 1.5 metres in width but vary between 0.5 and 5.6 metres.  Trace amounts of gersdorffite (a nickel arsenide), bismuthinite (a bismuth telluride), pentlandite (a nickel sulphide) and free gold have been documented in petrographic samples taken from high-grade intercepts.  A review of 24 diamond drill intercepts grading at least 1.0 g/t gold indicates that the average vein intercept is 1.54 metres wide with an average grade of 8.41 g/t gold and 52.43 g/t silver.  It must, however, be pointed out that one very high grade intercept in hole 88-11 biases this number such that if it is removed from the calculation then the remaining 23 drill intercepts have an average thickness of 1.43 metres with an average grade of 3.06 g/t gold and 59.40 g/t silver.  These drill intercepts are generally close to true thicknesses (g/t have been converted from ppb).

Antimony, arsenic and gold are the best soil geochemical pathfinders for the polymetallic veins.  The high sulfide content of the veins also makes them a good target for closely spaced induced polarization surveys.

The relationship between the porphyry copper mineralization and the polymetallic veins has yet to be established although it is possible that the polymetallic vein mineralization represents an outer zone to a central, copper-dominated part of the same hydrothermal system.  The host volcanic rocks of the porphyry copper mineralization exhibit a mineral assemblage consistent with both propylitic hydrothermal alteration and greenschist faces regional metamorphism and could be a result of either one of, or both processes.  Because of poor outcrop and the paucity of drilling within the copper zone and in areas away from the polymetallic veins, a regional hydrothermal zonation has not been adequately interpreted within the Property.  Alternatively the veins and porphyry copper style mineralization may be unrelated and are present together as coincidence, centered on the strong structural provenance of the Pinchi Fault Zone.

Deposit Type

The Property is host to mineralization of two deposit types: polymetallic precious metal veins and porphyry copper.  Porphyry copper mineralization is known on the Property from the Lake Zone on the east side of Albert Lake, some 500 metres west of the area of the polymetallic veins.  Drill results here include 145.4 metres averaging 0.20% Cu, which includes a higher grade interval of 24.1 metres of 0.37% Cu.  There are a number of other porphyry copper occurrences in the area.  The Central Zone of Serengeti Resources’ Kwanika Project, located 14 kilometres north of the Property, contains an indicated resource of 244 million tonnes averaging 0.23% Cu, 0.21 g/t Au and 0.69 g/t Ag. (Roscoe Postle and Associates NI 43-101 Technical Report for Kwanika Property Preliminary Economic Assessment, 2013, Report filed on SEDAR March 4, 2013).

“Homestake” style gold mineralization, similar to the Property vein occurrences, occurs at the Snowbird deposit located near Fort St. James to the south of the Indata region, and at Mt. Sir Sidney Williams to the north of the Property.  Arsenopyrite-stibnite-chalcopyrite-pyrite veins with enriched precious metals occur at these occurrences at or near the contact of mafic and ultramafic rocks.  Drill results from polymetallic veins on the Property have reached as high as 4.0 metres of 46.20g/t Au and 2.0g/t Ag in hole 88-I-11, and 3.2 metres of 0.01 g/t Au and 354.1 g/t Ag in hole 89-I-6.

Other mineralization styles are known from elsewhere in the region.  Epithermal mercury mineralization in carbonate rocks occurs at the former producing Bralorne-Takla Mercury Mine, located 26 kilometres north of the Property, and Pinchi Mine, located 100 kilometres to the southeast.  The Lustdust skarn deposit is located 1.5 kilometres west of the Bralorne-Takla Mine, and has returned drill results including 0.80% copper and 0.67g/t gold over 59 metres and 2.19% copper and 24.04 g/t gold over 15 metres.

Plan of Operations

The Company plans to explore the under-explored southern part of the Property (Area B of Figure 6), where recent exploration has discovered indications of porphyry mineralization.  These indicators include coincidental copper in soil-chargeability anomalies, float rock samples with up to 0.78% Cu, and the existence of intrusive rocks in outcrop.

A three-phase program is proposed: two initial phases of surface work followed up by diamond drilling.  The first phase, budgeted at $151,725, entails installing grids and mapping.  The second phase is comprised of an IP-magnetics survey and soil sampling over the gridded area and will cost $152,880.  Prospecting and rock sampling of the area will also take place in conjunction with both of these programs.

Should appropriate targets be discovered during the surface programs, they should be followed up by diamond drilling of the best targets.  A 2,000 metre program costing $270,000 is proposed for this, bringing the total budget to $574,613.

Figure 6: Exploration Target Map

350,000 mE
351,000 mE
352,000 mE
353,000 mE
354,000 mE
6,143,000 mN
6,142,000 mN
6,141,000 mN
6,140,000 mN
6,139,000 mN
6,138,000 mN
6,137,000 mN
6,136,000 mN
C
VT-1
NW Soil
Anomaly
NE Copper
Anomaly
LEGEND
green dash line = copper target area
green solid line = IP copper target
red solid line = polymetallic vein
red diamond = IP gold target
Lake Zone
A
CT-1
Radio Lake
Albert Lake
VT-4
VT-2
VT-5
0.78% Cu in rock
B
VT-3
VT-6
CT-2
Rise Resources Ltd
Indata Property
Exploration Target Map
Fig 14
1 km grid lines

Intellectual Property

The Company claims common law trademark rights in its corporate name and logo. It does not hold any registered copyright, trademark, patent or other intellectual property right.

Employees

The Company does not currently have any full-time or part-time employees.  Its officers and directors provide services to on an as-needed basis, and the Company plans to rely on their efforts, as well as those of a number of independent consultants, to manage its operations for the foreseeable future.

Government Regulations

The Company plans to engage in mineral exploration and development activities and will accordingly be exposed to environmental risks associated with mineral exploration activity. Pursuant to the Option Agreement, it is now the operator of the Property.

The Company’s exploration and development activities will be subject to extensive federal, provincial and local laws, regulations and permits governing protection of the environment. Among other things, its operations must comply with authorizations issued under the Mines Act (British Columbia) and the Environmental Management Act (British Columbia).

The Company’s plan is to conduct its operations in a way that safeguards public health and the environment. It believes that its operations comply with applicable environmental laws and regulations in all material respects. As of the date of this Report, the only environmental permit or authorization it requires to conduct its proposed work program is the “Notice of Work” filed with the British Columbia Ministry of Energy and Mines; however, the Company expects that regular monitoring and compliance with periodic reporting requirements will be integral components of any such permits or authorizations that it applies for or receives in the future.

The costs associated with implementing and complying with environmental requirements can be substantial and possible future legislation and regulations could cause the Company to incur additional operating expenses, capital expenditures, restrictions and delays in developing or conducting operations on the Property, the extent of which cannot be predicted with any certainty.

To the best of the Company’s knowledge, there are no existing environmental liabilities on the Property.

Item 1A.

Risk Factors

Not required.

Item 1B.

Unresolved Staff Comments

None.

Item 2.

Properties

On May 25, 2015, the Company paid Eastfield $20,000 in cash and provided Eastfield with a copy of the Technical Report, thereby completing the first milestone under the Option Agreement required to earn an undivided 60% interest in and to the Property.

In addition, the Company currently uses the office space of one of its directors totaling approximately 3,000 square feet in area for which it pays approximately 7.5% of the total monthly costs. This space is located at 700 – 510 West Hastings Street, Vancouver, British Columbia, Canada V6B 1L8, and the Company believes that it is generally suitable to meet its needs for the foreseeable future; however, it will continue to seek additional space as required to satisfy its growth.

Item 3.

Legal Proceedings

On September 17, 2014, the Company learned that it was the subject, along with a number of additional defendants, of a notice of civil claim (the “Claim”) filed in the Supreme Court of British Columbia by Wundr Software Inc. (“Wundr”), an eBook software developer. Wundr and the Company were formerly parties to a binding letter of intent that was announced on November 12, 2013 (the “Wundr LOI”), pursuant to which the Company proposed to acquire 100% of the outstanding shares of Wundr. On January 10, 2014, the Company reported that the Wundr LOI had expired.

Among other things, the Claim alleges that the Company committed the tort of intentional interference with economic or contractual relations by virtue of its role in an alleged scheme to establish a competing business to Wundr, and that the Company, through its agents, breached the terms of the Wundr LOI by appropriating certain confidential information and intellectual property of Wundr for the purpose of establishing a competing business.  The Claim also alleges that the Company is vicariously liable for the actions of its agents.

Wundr is seeking general damages from the Company as well as damages for conspiracy to cause economic harm.  None of the allegations contained in the Claim have been proven in court, the Company believes that they are without merit, and it therefore intends to vigorously defend its position against Wundr.

Other than as described above, the Company is not aware of any material pending legal proceedings to which it is a party or of which the Property is the subject. The Company also knows of no proceedings to which any of its directors, officers or affiliates, or any registered or beneficial holders of more than 5% of any class of the Company’s securities, or any associate of any such director, officer, affiliate or security holder are an adverse party or have a material interest adverse to the Company.

Item 4.

Mine Safety Disclosures

None.

PART II

Item 5.

Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

General

As of the date of this Report the Company has 25,297,011 shares of common stock issued and outstanding.  As of the date of this Report, the exemption from registration provided by Rule 144 under the Securities Act was not available for any restricted shares of the Company’s common stock pursuant to Rule 144(i).

Market Information

The Company’s stock is quoted under the symbol “RYES” on the OTC Pink Current Information tier of the over-the-counter market operated by OTC Markets Inc.  The Company’s common stock is not traded on any exchange and it cannot assure you that there will be a market in the future for its common stock.

OTC Pink securities are not listed and traded on the floor of an organized national or regional stock exchange. Instead, OTC Pink securities transactions are conducted through a telephone and computer network connecting dealers. OTC Pink issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a national or regional stock exchange

The following table reflects the high and low bid information for the Company’s common stock based on inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.  It also reflects the 1 for 80 reverse split that the Company completed on January 22, 2015.

OTCQB / OTC Pink
Quarter Ended	High ($)	Low ($)
July 31, 2015	0.41	0.21
April 30, 2015	1.54	0.41
January 31, 2015	4.00	0.344
October 31, 2014	9.60	3.04
July 31, 2014	15.76	6.56
April 30, 2014	12.00	4.00
January 31, 2014	15.60	4.00
October 31, 2013	19.20	5.20

The market for the Company’s common stock has been sporadic and there have been long periods during which there were few, if any, trades.  Accordingly, reliance should not be placed on the quotations listed above, as the trades and depth of the market may be limited, and therefore, such quotes may not be a true indication of the current market value of the Company’s common stock.

Holders

As of the date of this Report, there are approximately 50 holders of record of the Company’s common stock.

Dividends

The Company has not paid dividends since its inception. While there are no restrictions in the Company’s Articles of Incorporation or Bylaws or pursuant to any agreement or understanding which could prevent the Company from paying dividends or distributions, the Company has limited cash flow and anticipates using all available cash resources to fund working capital and explore the Property. As such, there are no plans to pay dividends for the foreseeable future. Any decisions to pay dividends in cash or otherwise in the future will be made by the Board of Directors on the basis of the Company’s earnings, financial requirements and other conditions existing at the time a determination is made.

Penny Stock

The Company’s common stock is subject to the provisions of Section 15(g) of the Exchange Act and Rule 15g-9 thereunder, commonly referred to as the “penny stock rule”. Section 15(g) sets forth certain requirements for transactions in penny stock, and Rule 15g-9(d) incorporates the definition of “penny stock” that is found in Rule 3a51-1 of the Exchange Act. The SEC generally defines a penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. The Company is subject to the SEC’s penny stock rules.

Since the Company’s common stock is deemed to be penny stock, trading in its shares is subject to additional sales practice requirements on broker-dealers who sell penny stock to persons other than established customers and accredited investors. “Accredited investors” are generally persons with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse. For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of securities and must have the purchaser’s written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document prepared by the SEC relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information for penny stocks held in an account and information to the limited market in penny stocks. Consequently, these rules may restrict the ability of broker-dealer to trade and/or maintain a market in the Company’s common stock and may affect the ability of stockholders to sell their shares.

Securities Authorized for Issuance Under Equity Compensation Plans

The Company does not have any compensation plans under which its equity securities are authorized for issuance.  It intends to adopt an equity compensation plan in which its directors, officers, employees and consultants will be eligible to participate.  However, no formal steps have been taken as of the date of this Report to adopt such a plan.

Recent Sales of Unregistered Securities

Other than as disclosed in in previous quarterly reports on Form 10-Q or current reports on Form 8-K, the Company has not issued any equity securities that were not registered under the Securities Act within the past three years.

Description of Registrant’s Securities to be Registered

The Company’s authorized capital consists of 400,000,000 shares of common stock, $0.001 par value.

Common Stock

As of the date of this Report the Company has 25,297,001 shares of common stock issued and outstanding.

Holders of the Company’s common stock have no preemptive rights to purchase additional shares of common stock or other subscription rights. The common stock carries no conversion rights and is not subject to redemption or to any sinking fund provisions. All shares of the Company’s common stock are entitled to share equally in dividends from sources legally available, when, as and if declared by its Board of Directors, and upon the Company’s liquidation or dissolution, whether voluntary or involuntary, to share equally in its assets available for distribution to security holders.

The Board of Directors is authorized to issue additional shares of common stock not to exceed the amount authorized by the Company’s Articles of Incorporation, on such terms and conditions and for such consideration as the Board may deem appropriate without further security holder action.

Voting Rights

Each holder of the Company’s common stock is entitled to one vote per share on all matters on which such stockholders are entitled to vote. Since the shares of common stock do not have cumulative voting rights, the holders of more than 50% of the shares voting for the election of directors can elect all the directors if they choose to do so and, in such event, the holders of the remaining shares will not be able to elect any person to the Board of Directors.

Dividend Policy

Holders of the Company’s common stock are entitled to dividends if declared by the Board of Directors out of funds legally available for the payment of dividends. Since the Company’s inception on February 9, 2007 it has not declared any dividends.

The Company does not intend to issue any cash dividends in the future. It intends to retain earnings, if any, to finance the development and expansion of its business. However, it is possible that management may decide to declare a stock dividend in the future. Any future dividend policy will be subject to the discretion of the Board of Directors and will be contingent upon future earnings, if any, the Company’s financial condition, its capital requirements, general business conditions and other factors.

Item 6.

Selected Financial Data.

Not required.

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the information set forth in the Company’s audited financial statements for the period ended July 31, 2015.

Plan of Operations

As at July 31, 2015, the Company had a cash balance of $13,865, compared to a cash balance of $72 as of July 31, 2014.

The Company’s plan of operations for the next 12 months is to carry out the first of a three-phase exploration program on the Property at a total cost of approximately CDN$151,725, as follows:

Phase I: Line Cutting and Mapping

Description	Amount ($)
Field supervision / mapping	40,800
Field supervision room & board expenses	19,125
Line cutting (including personnel costs, room & board and vehicle expenses)	84,600
Contingency	7,200
Total	151,725

The Company expects to complete the second phase of the exploration program, as well as the third phase, if warranted, during the following 12 months, as follows:

Phase II: Geophysical and Geochemical Survey

Description	Amount (CDN$)
Field supervision	13,600
Soil sampling (including personnel costs, room & board and vehicle expenses)	9,180
Sample analysis	20,000
IP-magnetics survey	68,000
Geophysical contractor costs (including room & board and vehicle expenses)	24,800
Reporting and drafting	10,000
Contingency	7,300
Total	152,800

Phase III: Drilling

Description	Amount (CDN$)
Drilling costs	160,000
Site preparation	10,000
Sample analysis	10,000
Geologist / supervisor expenses	30,000
Field crew expenses (including room & board, vehicle expenses and equipment expenses)	50,000
Data compilation / report preparation	10,000
Total	270,000

In addition to the Phase I program, the Company anticipates spending approximately CDN$137,500 on general operating expenses, including fees payable in connection with its filing obligations as a reporting issuer in both the United States and Canada, as follows:

Description	Amount (CDN$)
Consulting fees	72,000
Professional fees	17,500
Filing and regulatory expenses	5,500
Rent	12,000
Marketing and website development expenses	9,000
General and administrative expenses	21,500
Total	137,500

The Company does not currently have sufficient funds to carry out the three-phase exploration program or cover its anticipated general operating expenses for the year, so it will require additional funding. The Company anticipates that additional funding will be in the form of equity financing from the sale of its common stocks or from director loans. It does not have any arrangements in place for any future equity financing or loans, and if the Company is not successful in raising additional financing, it anticipates that it will not be able to proceed with its business plan.

The Company anticipates incurring operating losses for the foreseeable future. It bases this expectation, in part, on the fact that very few mineral claims in the exploration stage ultimately develop into producing, profitable mines. The Company’s future financial results are also uncertain due to a number of factors, some of which are outside its control. These factors include the following:

•

its ability to raise additional funding;

•

the market price for any minerals that may be discovered on the Property;

•

the results of its proposed exploration program on the Property.

The Company has not attained profitable operations and is dependent upon obtaining financing to pursue its proposed exploration activities. For these reasons the Company’s auditors believe that there is substantial doubt that it will be able to continue as a going concern.

Results of Operations

For the Years Ended July 31, 2015 and 2014

The Company’s operating results for the years ended July 31, 2015 and 2014 are summarized as follows:

	For the year ended July 31, 2015	For the year ended July 31, 2014
Bad debt expenses	$6,106	$50,038
Consulting	65,106	51,284
Filing and regulatory	22,456	9,557
Foreign exchange	(76,377)	(28,780)
Gain on settlement of payables	(7,780)	(7,771)
General and administrative	34,495	28,113
Mineral exploration	4,035	-
Professional fees	61,374	54,650
Promotion and shareholder communication	2,496	639
Net loss	111,911	157,730

The Company’s operating expenses decreased during the year ended July 31, 2015 compared to the prior year primarily as a result of becoming less active while it searched for projects in the current year and the termination of its proposed transaction with Wundr Software Inc.  However, certain decreases during the first six months of the current period were offset by increases during the subsequent six month period.

In particular, filing and regulatory fees increased during the current year compared to the prior year due to various Nevada state fees incurred in connection with the restructuring of the Company; and foreign exchange expenses increased during the current year due to increased volatility in the price of the United States dollar relative to the Canadian dollar and realized foreign exchange on Canadian-denominated debt settled through the issuance of common stock. The Company’s other operating expenses were generally consistent from period-to period apart from consulting fees and mineral exploration expenses, both of which changed as a result of the Company’s business focus switching from acquiring an operating company in the technology industry to an interest in one or more mineral resource properties.

Liquidity and Capital Resources

As of July 31, 2015, the Company had $13,865 in cash, $57,932 in current assets, $74,208 in total assets, $213,748 in current and total liabilities, a working capital deficit of $155,816 and an accumulated deficit of $1,161,566.

During the year ended July 31, 2015, the Company used $107,329 in net cash on operating activities, whereas it used $10,074 in net cash on operating activities during the prior year.  The difference in net cash used in operating activities during the two years was largely due to the decrease in the Company’s net loss for the most recent year, as adjusted for the accrual of a smaller accounts payable, accrued liabilities and due to related parties balance.

The Company used net cash of $22,382 on investing activities, and financing activities provided $143,504 in net cash during the year ended July 31, 2015, whereas it did not use or receive any net cash from those activities during the year ended July 31, 2014.  All of the net cash the Company received from financing activities during the current year was attributable to issuances of its common stock.

The Company expects operate at a loss for at least the next 12 months. It has no agreements for additional financing and cannot provide any assurance that additional funding will be available to finance its operations on acceptable terms in order to enable it to carry out its business plan. There are no assurances that the Company will be able to complete further sales of its common stock or any other form of additional financing. If the Company is unable to achieve the financing necessary to continue its plan of operations, then it will not be able to carry out any exploration work on the Property and its business may fail.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk.

Not required.

Item 8.

Financial Statements and Supplementary Data.

(formerly Patriot Minefinders Inc.)

FINANCIAL STATEMENTS

(Expressed in United States Dollars)

FOR THE YEAR ENDED JULY 31, 2015

DAVIDSON & COMPANY LLP Chartered Professional Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Directors of
Rise Resources Inc. (formerly Patriot Minefinders Inc.)

We have audited the accompanying financial statements of Rise Resources Inc. (formerly Patriot Minefinders Inc.) (the "Company"), which comprise the balance sheets as of July 31, 2015 and 2014, and the related statements of operations and comprehensive loss, cash flows, and stockholders' deficit for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rise Resources Inc. (formerly Patriot Minefinders Inc.) as of July 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Rise Resources Inc. (formerly Patriot Minefinders Inc.) will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency. These matters, along with the other matters set forth in Note 1, indicate the existence of material uncertainties that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

"DAVIDSON & COMPANY LLP"

Vancouver, Canada — Chartered Professional Accountants

October 30, 2015

NEXIA INTERNATIONAL
1200 - 609 Granville Street, P.O. Box 10372, Pacific Centre, Vancouver, B.C., Canada V7Y 1G6
Telephone (604) 687-0947 Davidson-co.com

RISE RESOURCES INC.

(formerly Patriot Minefinders Inc.)

(An Exploration Stage Company)

BALANCE SHEETS

(Expressed in United States Dollars)

AS AT

	July 31, 2015	July 31, 2014

ASSETS

Current
Cash	$ 13,865	$ 72
Receivables	4,050	766
Prepaid expenses	-	8,314
Deferred financing costs	40,017	-

	57,932	9,152

Mineral property (Note 4)	16,276	-

	$ 74,208	$ 9,152

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current
Accounts payable and accrued liabilities	$ 146,648	$ 658,507
Loan from related parties (Note 7)	67,100	67,100

	213,748	725,607

Stockholders’ deficit
Capital stock, $0.001 par value, 400,000,000 shares authorized;
38,297,179 shares issued and outstanding (Note 8)	752,226	63,400
Additional paid-in-capital (Note 8)	269,800	269,800
Deficit accumulated during the exploration stage	(1,161,566)	(1,049,655)

	(139,540)	(716,455)

	$ 74,208	$ 9,152

Nature and continuance of operations (Note 1)

Long-term receivable and contingency (Note 5)

Subsequent events (Note 12)

Approved and authorized by the Board on October 30, 2015.

“Fred Tejada”	Director	“Cale Thomas”	Director
Fred Tejada		Cale Thomas

The accompanying notes are an integral part of these financial statements.

RISE RESOURCES INC.

(formerly Patriot Minefinders Inc.)

(An Exploration Stage Company)

STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS

(Expressed in United States Dollars)

FOR THE YEAR ENDED JULY 31

	2015	2014

EXPENSES
Bad debt expense (Note 5 and 6)	$ 6,106	$ 50,038
Consulting	65,106	51,284
Filing and regulatory	22,456	9,557
Foreign exchange	(76,377)	(28,780)
Gain on extinguishment of debt	(7,780)	(7,771)
General and administrative	34,495	28,113
Geological, mineral, and prospect costs (Note 4)	4,035	-
Professional fees	61,374	54,650
Promotion and shareholder communication	2,496	639

Loss and comprehensive loss	$ (111,911)	$ (157,730)

Basic and diluted loss per common share	$ (0.01)	$ (0.20)

Weighted average number of common shares outstanding	15,506,582	792,500

The accompanying notes are an integral part of these financial statements.

RISE RESOURCES INC.

(formerly Patriot Minefinders Inc.)

(An Exploration Stage Company)

STATEMENT OF CASH FLOWS

(Expressed in United States Dollars)

FOR THE YEAR ENDED JULY 31

	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Loss for the year	$ (111,911)	$ (157,730)
Items not involving cash
Bad debt expense	6,106	50,038
Gain on recovery of accounts payable	(7,780)	-
Unrealized foreign exchange	66,622	(28,780)
Non-cash working capital item changes:
Receivables	(3,284)	16,347
Prepaid expenses	8,314	(8,314)
Accounts payables and accrued liabilities and
due to related parties	(65,396)	118,365

Net cash used in operating activities	(107,329)	(10,074)

CASH FLOWS FROM INVESTING ACTIVITY
Loan receivable	(6,106)	-
Mineral exploration	(16,276)	-

Net cash used in investing activity	(22,382)	-

CASH FLOWS FROM FINANCING ACTIVITY
Private placement	172,872	-
Deferred financing costs	(29,368)	-

Net cash provided by financing activity	143,504	-

Change in cash for the year	13,793	(10,074)

Cash, beginning of year	72	10,146

Cash, end of year	$ 13,865	$ 72

Interest	$ -	$ -
Income taxes	-	-

Supplemental disclosure with respect to cash flows (Note 10)

The accompanying notes are an integral part of these financial statements.

RISE RESOURCES INC.

(formerly Patriot Minefinders Inc.)

(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS’ DEFICIT

(Expressed in United States Dollars)

	Capital Stock
	Number	Amount	Additional Paid-in-Capital	Deficit	Total

Balance as at July 31, 2013	792,500	$ 63,400	$ 269,800	$ (891,925)	$ (558,725)
Loss for the year	-	-	-	(157,730)	(157,730)

Balance as at July 31, 2014	792,500	$ 63,400	$ 269,800	$ (1,049,655)	$ (716,455)
Shares issued for cash	6,000,002	172,872	-	-	172,872
Shares issued for debt	31,504,677	515,954	-	-	515,954
Loss for the year	-	-	-	(111,911)	(111,911)

Balance as at July 31, 2015	38,297,179	$ 752,226	$ 269,800	$ (1,161,566)	$ (139,540)

The accompanying notes are an integral part of these financial statements.

RISE RESOURCES INC.

(formerly Patriot Minefinders Inc.)

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEAR ENDED JULY 31, 2015

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

The Company is in the early stages of exploration and as is common with any exploration company, it raises financing for its acquisition activities.  The accompanying financial statements have been prepared on the going concern basis, which presumes that the Company will continue operations for the foreseeable future and will be able to realize assets and discharge liabilities in the normal course of business.  The Company has incurred a net loss of $111,911 for the year ended July 31, 2015 and has accumulated a deficit of $1,161,566.  This raises substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan, which is typical for a start-up company.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management of the Company (“management”) is of the opinion that sufficient financing will be obtained from external financing and further share issuances to meet the Company’s obligations.  At July 31, 2015, the Company had a working capital deficiency of $155,816, which would not be sufficient to fund the current level of operations.

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

FOR THE YEAR ENDED JULY 31, 2015

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

RISE RESOURCES INC.

(formerly Patriot Minefinders Inc.)

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEAR ENDED JULY 31, 2015

3.

SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

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

Financial instruments, including loan from related parties, and accounts payable and accrued liabilities are classified as other financial liabilities and are carried at cost, which management believes approximates fair value due to the short term nature of these instruments.

Concentration of credit risk

The financial instrument which potentially subjects the Company to concentration of credit risk is cash. The Company maintains cash in bank accounts that, at times, may exceed federally insured limits. As of July 31, 2015 and 2014, the Company has not exceeded the federally insured limit. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

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

RISE RESOURCES INC.

(formerly Patriot Minefinders Inc.)

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEAR ENDED JULY 31, 2015

3.

SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Stock-based compensation (cont’d…)

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

RISE RESOURCES INC.

(formerly Patriot Minefinders Inc.)

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEAR ENDED JULY 31, 2015

3.

SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Recent accounting pronouncements (cont’d…)

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

4.

MINERAL PROPERTY OPTION

Title to mineral properties

Title to mineral properties involves certain inherent risks due to the difficulties of determining the validity of certain mineral titles as well as the potential for problems arising from the frequently ambiguous conveying history characteristic of many mineral properties. As at July 31, 2015, the Company does not hold titles to any mineral properties.

Indata, British Columbia

On May 18, 2015, the Company entered into an option agreement with Eastfield Resources Ltd., a British Columbia company with its common shares listed for trading on the TSX Venture Exchange under the symbol “ETF” (“Eastfield”), pursuant to which Eastfield granted the Company the exclusive and irrevocable right to acquire up to a 75% interest in and to certain claims in the Indata property located in the Omineca Mining Division in British Columbia, Canada.  In order to earn the initial 60% interest, the Company is required to pay Eastfield an aggregate of CAD$350,000 (CAD$20,000 paid) in cash and incur a minimum of CAD$2,000,000 in aggregate exploration expenditures on the property by April 3, 2019.  In order to earn the additional 15% interest, the Company is required to pay Eastfield CAD$100,000 cash within 90 days of earning the 60% interest and incur a further $500,000 in aggregate annual exploration expenditures on the property until such time as the Company is able to complete a feasibility study on the property.  As at July 31, 2015, the Company has incurred cumulative exploration expenditures of $4,035 on the Indata property.

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

FOR THE YEAR ENDED JULY 31, 2015

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

During the year ended July 31, 2015, the Company advanced $6,106 to Juliet as a loan, due on demand without interest.  Management has assessed the collectability of the loan and recorded an allowance for doubtful accounts of $6,106 for the year ended July 31, 2015.

On September 25, 2014, the Company, Juliet and Juliet stockholders mutually agreed in writing to terminate the Share Exchange Agreement.

7.

RELATED PARTY TRANSACTIONS

Key management personnel comprise of the Chief Executive Officer, Chief Financial Officer, and the Directors of the Company.  The remuneration of the key management personnel is as follows:

a)

Consulting fees of $16,137 (2014 - $Nil) to the CEO of the Company.

b)

Consulting fees of $Nil (2014 - $33,636) to a company with a common former officer of the Company, $Nil (2014 - $8,629) to a company controlled by the former CEO, and $Nil (2013 - $7,800) to the CFO of the Company.

As at July 31, 2015, the Company has recorded loans from related parties of $67,100 (2014 - $67,100) representing advances made by a two former directors and officers.  The advances are due on demand without interest.

As at July 31, 2015, $8,715 (2014 - $545,494) in accounts payable and accrued liabilities is due to current and former officers and companies controlled by directors and officers of the Company.  Of this amount, $465 (2014 - $325,643) represents advances made by Skanderbeg, a company that advises the Company’s management and does promotional work for the Company.  Skanderbeg has made payments on behalf of the Company until such time as the Company is able to complete a financing.

Included in general and administration expenses for the year ended July 31, 2015 is rent of $4,237 (2014 - $1,725) and consulting fees of $Nil (2014 - $966) paid to Skanderbeg.

RISE RESOURCES INC.

(formerly Patriot Minefinders Inc.)

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEAR ENDED JULY 31, 2015

8.

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

On July 30, 2015, the Company filed a preliminary prospectus, pursuant to which the Company proposes to issue a minimum of 5,500,000 shares of common stock at a price of CDN$0.10 per share.  In connection with the offering, the Company has agreed to pay to one agent a cash commission of 8% and issue to the agent that number of warrants equal to 8% of the number of shares sold in the offering.

There were no share transactions during the year ended July 31, 2014.

9.

INCOME TAXES

As of July 31, 2015, the Company had no accrued interest and penalties related to uncertain tax positions.  The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 34% to pre-tax income from continuing operations for the years ended July 31, 2015 and 2014 is noted below.  As management cannot determine that is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been recorded.

A reconciliation of income taxes (recovery) at statutory rates with the reported taxes is as follows:

	2015	2014

Loss before income taxes	$ (111,911)	$ (157,730)

Expected income tax (recovery) at statutory tax rates	$ (38,000)	$ (54,000)
Permanent differences	(3,000)	(2,000)
Valuation allowance	41,000	56,000

Income tax recovery	$ -	$ -

RISE RESOURCES INC.

(formerly Patriot Minefinders Inc.)

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEAR ENDED JULY 31, 2015

9.

INCOME TAXES (cont’d…)

Significant components of deductible temporary differences, unused tax losses, and unused tax credits that have not been included on the balance sheet are as follows:

	2015	2014

Deferred tax assets:
Net operating loss carry-forwards	400,000	359,000

Unrecognized deferred tax assets	$ 400,000	$ 359,000

The Company has approximately $1,176,000 in net operating losses which may be carried forward and applied against taxable income in future years.  Net operating loss carry-forwards, if not utilized, start to expire in 2027. The benefits of these losses and other tax assets have not been recognized in these financial statements.

Tax attributes are subject to review and potential adjustments by tax authorities.

10.

SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

During the year ended July 31, 2015, the Company issued 31,504,677 common shares to settle debt of $515,954 and accrued deferred financing costs of $10,649 through accounts payable and accrued liabilities.

There were no significant non-cash transactions during the year ended July 31, 2014.

11.

SEGMENTED INFORMATION

The Company has one reportable segment, being the acquisition of exploration and evaluation assets located in British Columbia, Canada.

12.

SUBSEQUENT EVENTS

Subsequent to the year ended July 31, 2015, the Company:

a)

Cancelled 13,000,186 shares of common stock surrendered to the Company by certain shareholders pursuant to a Share Surrender and Cancellation Agreement.

b)

Entered into a Stock Restriction Agreement with certain shareholders under which 9,218,777 outstanding shares of common stock will be restricted from sale and transfer upon the completion of the offering contemplated by the preliminary prospectus (Note 8), to be released from restriction in one-sixth increments commencing on the date the common stock is listed for trading on the Canadian Securities Exchange and every six months thereafter.

Item 9.

Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.

Controls and Procedures

Disclosure Controls and Procedures

The Securities and Exchange Commission (the “SEC”) defines the term “disclosure controls and procedures” to mean controls and other procedures of an issuer that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  The Company maintains such a system of controls and procedures in an effort to ensure that all information which it is required to disclose in the reports it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under the SEC’s rules and forms and that information required to be disclosed is accumulated and communicated to its principal executive and principal financial officers to allow timely decisions regarding disclosure.

As of the end of the period covered by this Report, the Company carried out an evaluation, under the supervision and with the participation of its chief executive officer and chief financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures.  Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that its internal control over financial reporting was not effective as of July 31, 2015 because the following material weakness in internal control over financial reporting existed as of that date:

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the period ended July 31, 2015 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting

Item 9B.

Other Information.

None.

PART III

Item 10.

Directors, Executive Officers and Corporate Governance.

The names, ages and positions of the Company’s executive officers and directors are as follows:

Name	Age	Position
Fred Tejada	56	President, Secretary, Chief Executive Officer, Director
Cale Thomas	46	Chief Financial Officer, Treasurer, Director
Bradley Scharfe	50	Director
Michael Evans	55	Director

The Company’s directors will serve in that capacity until its next annual shareholder meeting, or until their successors are elected and qualified. Officers hold their positions at the will of the Board of Directors. There are no arrangements, agreements or understandings between non-management security holders and management under which non-management security holders may directly or indirectly participate in or influence the management of the Company’s affairs.

Fred Tejada, President, Secretary, Chief Executive Officer, Director

Fred Tejada, age 56, was appointed as the President and Secretary of Company on November 19, 2013, the Chief Executive Officer of the Company on April 2, 2015, and a director of the Company on June 1, 2012. He also acted as the Company’s Chief Executive Officer from November 19, 2013 until April 23, 2014, its Chief Financial Officer from March 4, 2014 until April 2, 2015, and its Treasurer from November 19, 2013 until April 2, 2015.

Mr. Tejada has 30 years of international mineral industry experience and has a proven record working with both major mining companies and exploration-focused organizations. He is currently the President of Tirex Resources Ltd., a Vancouver-based public company with mineral projects in Albania. Prior to this, Mr. Tejada was the Vice-President for Exploration of Panoro Minerals Ltd., where he directed resource definition drilling of the company’s two copper deposits in Peru.

Cale Thomas, Chief Financial Officer, Treasurer, Director

Cale Thomas, age 46, was appointed as the Chief Financial Officer, Treasurer and a director of the Company on April 2, 2015. He is a Vancouver businessman and financial consultant who helps companies both public and private to develop their operations and provides access to private capital and public markets where appropriate.

Mr. Thomas is currently the Chief Financial Officer and a director of Carl Capital Corp. (CSE: CRL) and has held positions with several other Canadian reporting issuers in the past. He was the Chief Financial Officer of Eagle Hill Exploration Corporation from May 2008 to August 2013 and a director of the same company from September 2008 to September 2013; the Chief Financial Officer of Yankee Hat Minerals Ltd. from July 2007 to October 2012; the Chief Financial Officer of Worldwide Promotional Management Inc. from April 2008 to January 2009; and the Chief Financial Officer of Supreme Resources Inc. from April 2006 to December 2006.

Mr. Thomas holds a Master of Business Administration degree from the DeGroote School of Business at McMaster University in Hamilton, Ontario and a Bachelor of Arts degree with a major in Economics from the University of Western Ontario in London, Ontario. He has also completed the Canadian Securities Course.

Bradley Scharfe, Director

Bradley Scharfe, age 50, was appointed as a director of the Company on April 2, 2015. He is a Vancouver businessman who has focused on venture capital situations throughout his career and has worked with multiple companies in the areas of capital requirements, public market concerns and personnel. Mr. Scharfe was previously a venture capital stock broker with Canaccord Capital Corporation for 12 years. He is currently the Chairman and a director of Carl Capital Corp. (CSE: CRL), and a director of Corazon Gold Corp. (TSXV: CGW), both of which are venture-stage Canadian public companies.

Mr. Scharfe holds a Bachelor of Arts degree from the University of Toronto, with a major in Commerce and Economics.

Michael Evans, Director

Michael Evans, age 55, was appointed as a director of the Company on May 19, 2015. He is the Managing Partner of Evans & Evans, Inc., a boutique investment banking firm with offices and affiliates in Canada, the United States and Asia, that he founded in 1989. The firm offers a range of independent and advocate services to clients including capital formation assistance, M&A advice, valuation and fairness opinions, business due diligence, business planning and research, and market and competitive research.

Mr. Evans received his Chartered Financial Analyst designation in 1991, his Chartered Business Valuator designation in 1995 and his Accredited Senior Appraiser designation in 2008. He is a member of the Canadian Institute of Chartered Business Valuators, the American Society of Appraisers (Western Canada Chapter) and the Association of Investment Management and Research. Mr. Evans holds a Bachelor of Business Administration degree from Simon Fraser University and a Masters of Business Administration degree from the University of Portland.

None of the Company’s directors has been a director of any company with a class of securities registered pursuant to section 12 of the Exchange Act or subject to the requirements of section 15(d) of the Exchange Act, or any company registered as an investment company under the Investment Company Act of 1940, during the past five years.

Significant Employees

Other than its executive officers, the Company does not expect any other individuals to make a significant contribution to its business.

Family Relationships

There are no family relationships among the Company’s directors, executive officers or persons nominated or chosen to become directors or executive officers.

Legal Proceedings

None of the Company’s directors, executive officers, promoters or control persons has been involved in any of the following events during the past 10 years:

•

any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•

any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•

being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

•

being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated any federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated;

•

being the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of any law or regulation prohibiting mail or wire fraud or fraud in connection with any business activity;

•

being the subject of, or a party to, any judicial or administrative order, judgment, decree or finding, not subsequently reversed, suspended or vacated relating to an alleged violation of any federal or state securities or commodities law or regulation or any law or regulation respecting financial institutions or insurance companies; or

•

being the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any stock, commodities or derivatives exchange or other self-regulatory organization.

Except as set forth in the discussion below in “Certain Relationships and Related Transactions,” none of the Company’s directors or executive officers has been involved in any transactions with the Company or any of its directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Management Agreements

The Company does not yet have formal management or consulting agreements in place with any of its executive officers.  Regardless, it expects that they will allocate approximately 40% of their working time to the Company’s business.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Exchange Act requires a company’s directors and officers, and persons who own more than 10% of any class of a company’s equity securities which are registered under Section 12 of the Exchange Act, to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5, respectively.  Such officers, directors and 10% stockholders are also required to furnish the company with copies of all Section 16(a) reports they file.  Based solely on the Company’s review of the copies of such forms received by it, or written representations from the reporting persons as of the date of this Report, it believes that all Section 16(a) reports applicable to its directors, officers and 10% stockholders with respect to the fiscal year ended July 31, 2015 have been filed.

Audit Committee Financial Expert

Fred Tejada is an “audit committee financial expert” within the meaning of Item 401(h)(1) of Regulation S-K under the Securities Act. In general, an “audit committee financial expert” is an individual member of the audit committee who (a) understands generally accepted accounting principles and financial statements, (b) is able to assess the general application of such principles in connection with accounting for estimates and accruals, (c) has experience preparing, auditing, analyzing or evaluating financial statements comparable to the breadth and complexity of issues that can reasonably be expected to be raised by a company’s financial statements, (d) understands internal controls over financial reporting, and (e) understands audit committee functions.

Compensation Committee

At present, the Board of Directors as a whole determines the compensation of the Company’s Chief Executive Officer and Chief Financial Officer and does so with reference to industry standards and the financial situation of the Company. The Board of Directors has the sole responsibility for determining the compensation of the directors of the Company. As of the date of this Report, directors are not compensated for their services.

Given the Company’s size, limited operating history and lack of revenues, the Board of Directors does not plan to form a compensation committee to monitor and review the salary and benefits of the executive officers of the Company at the present time. The Board of Directors will carry out these functions until such time as it deems the formation of a compensation committee is warranted.

Code of Ethics

During the Company’s fiscal year ended July 31, 2008, the Board of Directors adopted a written Code of Ethics within the meaning of Item 406(b) of Regulation S-K under the Securities Act. The Code of Ethics obligates the Company’s directors, officers and employees to disclose potential conflicts of interest and prohibits those persons from engaging in such transactions without the Company’s consent.

The Board of Directors is also required to comply with the conflict of interest provisions of relevant corporate and securities regulation in order to ensure that directors exercise independent judgment in considering transactions and agreements in respect of which a director or officer has a material interest.

Item 11.

Executive Compensation.

Executive Compensation

The Company did not pay any compensation to its executive officers for services rendered in all capacities for the fiscal year ended July 31, 2015.

During the fiscal year ended July 31, 2014, the Company paid $8,269 to a company controlled by its former Chief Executive Officer, John LaGourgue.

Outstanding Equity Awards at Fiscal Year-End

The Company does not have any outstanding equity awards.

Benefit Plans

The Company does not have any pensions plan, profit sharing plan or similar plan for the benefit of its officers, directors or employees.  However, it may establish such plans in the future.

Director Compensation

The Company does not compensate any of its directors for serving on the Board of Directors. Management directors are not compensated for their service as directors; however they may receive compensation for their services as employees or consultants.

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the Company’s common stock beneficially owned as of October 30, 2015 for (i) each stockholder known to be the beneficial owner of 5% or more of the Company’s outstanding shares of common stock, (ii) each of the Company’s officers and directors and (iii) the Company’s officers and directors as a group.  A person is considered to beneficially own any shares over which such person, directly or indirectly, exercises sole or shared voting or investment power, or over which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options or warrants or otherwise.  Unless otherwise indicated, voting and investment power relating to the shares shown in the table for the Company’s officers and directors is exercised solely by the beneficial owner thereof.

For the purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of the Company’s common stock that such person has the right to acquire within 60 days.  For the purposes of computing the percentage of outstanding shares of the Company’s common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of October 30, 2015 is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.  The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)
Common Stock	Fred Tejada (2)	408,505	1.6
Common Stock	Cale Thomas (3)	1,142,857	4.5
Common Stock	Bradley Scharfe (4)	7,741,852 (5)	30.6
Common Stock	Michael Evans (6)	-	-
All Officers and Directors as a Group		9,285,714	36.7
Common Stock	Perparim Alikaj (7) 700 – 510 West Hastings Street Vancouver, British Columbia Canada V6B 1L8	6,250	(8)
Common Stock	Greg Johnston (9) 700 – 510 West Hastings Street Vancouver, British Columbia Canada V6B 1L8	1,522,500 (10)	6.0

Common Stock	Jason Scharfe 700 – 510 West Hastings Street Vancouver, British Columbia Canada V6B 1L8	1,714,286	6.8
Common Stock	Anthony Oram 4168 Susan Court Burlington, Ontario Canada L7M 4E9	2,857,143	11.3

(1)

Based on 25,297,011 shares of common stock issued and outstanding as of the date of this Report.

(2)

Fred Tejada was appointed as the President and Secretary of the Company on November 22, 2013, the Chief Executive Officer of the Company on April 2, 2015, and a director of the Company on June 8, 2012.  He also acted as the Chief Executive Officer of the Company from November 19, 2013 until April 23, 2014, the Chief Financial Officer of the Company from March 4, 2014 until April 2, 2015, and the Treasurer of the Company from November 19, 2013 until April 2, 2015.

(3)

Cale Thomas was appointed as the Chief Financial Officer, Treasurer and a director of the Company on April 2, 2015

(4)

Bradley Scharfe was appointed as a director of the Company on April 2, 2015.

(5)

These shares are held by Scharfe Holdings Inc., a corporation over which Mr. Scharfe has sole voting and investment power.

(6)

Michael Evans was appointed as a director of the Company on May 19, 2015.

(7)

Perparim Alikaj acted as a director of the Company from June 8, 2012 until April 2, 2015.

(8)

Less than 1%.

(9)

Greg Johnston acted as the Chief Executive Officer and a director of the Company from April 23, 2014 to April 2, 2015.

(10)

These shares are held by BDirect Online Communications Inc., a corporation over which Mr. Johnston has sole voting and investment power.

Changes in Control

The Company is not aware of any arrangements, including any pledge by any person of its securities, the operation of which may at a subsequent date result in a change in the Company’s control.

Item 13.

Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

The following includes a summary of transactions since August 1, 2012, or any currently proposed transaction, in which the Company was or is to be a participant and the amount involved exceeded or exceeds $120,000 and in which any related person had or will have a direct or indirect material interest (other than compensation described in Item 11 – Executive Compensation).  The Company believes the terms obtained or consideration that it paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

•

During the year ended July 31, 2015, the Company paid consulting fees of $Nil (2014 - $33,636) to a company with a common former officer, and $Nil (2014 - $8,629) to a company controlled by the former Chief Executive Officer.

•

As at July 31, 2015, the Company had recorded loans from related parties of $67,100 (2014 - $67,100) representing advances made by two former directors and officers.  The advances are due on demand without interest.

•

As at July 31, 2015, $8,715 (2014 - $545,494) in accounts payable and accrued liabilities is due to current and former officers and companies controlled by directors and officers of the Company.  Of this amount, $465 (2014 - $325,643) represents advances made by Skanderbeg Capital Partners Inc., a company that advised the Company’s management and performed promotional work for the Company (“Skanderbeg”).  Skanderbeg made payments on behalf of the Company until such time as it was able to complete a financing.

•

Included in general and administration expenses for the year ended July 31, 2015 is rent of $4,237 (2014 - $1,725) and consulting fees of $Nil (2014 - $966) paid to Skanderbeg.

Director Independence

Because the Company’s common stock is not currently listed on a national securities exchange, it currently uses the definition in NASDAQ Listing Rule 5605(a)(2) for determining director independence, which provides that an “independent director” is a person other than an executive officer or employee of the company or any other individual having a relationship which, in the opinion of the company’s Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.  The NASDAQ listing rules provide that a director cannot be considered independent if:

•

the director is, or at any time during the past three years was, an employee of the company;

•

the director or a family member of the director accepted any compensation from the company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the independence determination (subject to certain exclusions, including, among other things, compensation for board or board committee service);

•

a family member of the director is, or at any time during the past three years was, an executive officer of the company;

•

the director or a family member of the director is a partner in, controlling stockholder of, or an executive officer of an entity to which the company made, or from which the company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exclusions);

•

the director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three years, any of the executive officers of the company served on the compensation committee of such other entity; or

•

the director or a family member of the director is a current partner of the company’s outside auditor, or at any time during the past three years was a partner or employee of the company’s outside auditor, and who worked on the company’s audit.

The Company has determined that only Bradley Scharfe does not meet this definition of independence.

Item 14.

Principal Accountant Fees and Services.

The following table shows the fees billed by the Company’s auditor, Davidson & Company LLP Chartered Accountants, for the fiscal years ended July 31, 2015 and 2014:

	July 31, 2015	July 31, 2014
Audit Fees	$8,221	$11,725
Audit Related Fees	$5,923	$8,447
Tax Fees	-	-
All Other Fees	-	-

PART IV

Item 15.

Exhibits, Financial Statement Schedules.

The following documents are being filed as a part of this Report:

Number

Exhibit Description

3.1

Articles of Incorporation (1)

3.2

Bylaws (1)

3.3

Articles of Merger filed with the Nevada Secretary of State on January 14, 2015 (2)

3.4

Certificate of Amendment filed with the Nevada Secretary of State on April 9, 2015 (3)

10.1

Option Agreement with Eastfield Resources Inc. dated May 18, 2015 (4)

14.1

Code of Ethics (5)

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

XBRL Taxonomy Extension Label Linkbase Document.

101.

PRE

XBRL Taxonomy Extension Presentation Linkbase Document.

(1)

Included as an exhibit to our registration statement on Form S-1 filed on February 19, 2008.

(2)

Included as an exhibit to our current report on Form 8-K filed on January 15, 2015.

(3)

Included as an exhibit to our current report on Form 8-K filed on April 9, 2015.

(4)

Included as an exhibit to our current report on Form 8-K filed on May 18, 2015.

(5)

Included as an exhibit to Amendment No. 1 to our annual report on Form 10-K filed on October 30, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  October 30, 2015

RISE RESOURCES INC.

/s/ Fred Tejada

Fred Tejada

President, Chief Executive Officer, Secretary and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Fred Tejada

Fred Tejada

President, Chief Executive Officer, Secretary and Director

October 30, 2015

/s/ Cale Thomas

Cale Thomas

Chief Financial Officer, Treasurer and Director

October 30, 2015

/s/ Bradley Scharfe

Bradley Scharfe

Director

October 30, 2015

/s/ Michael Evans

Michael Evans

Director

October 30, 2015