Form 10-Q
period 2015-10-31
Rise Resources Inc.
filed 2015-12-15
CIK 1424864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [X] Yes   [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Not applicable.

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

As of December 15, 2015, the registrant had 25,296,993 shares of common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

The financial statements of Rise Resources Inc. (formerly Patriot Minefinders Inc.) (“we”, “us”, “our”, the “Company”, or the “registrant”), a Nevada corporation, included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission.  Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, the financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company in the Company's Form 10-K for the fiscal year ended July 31, 2015.

RISE RESOURCES INC.

(AN EXPLORATION STAGE COMPANY)

INTERIM FINANCIAL STATEMENTS

PERIOD ENDED OCTOBER 31, 2015

RISE RESOURCES INC.

(An Exploration Stage Company)

BALANCE SHEETS

(Expressed in Canadian Dollars)

(Unaudited)

AS AT

	October 31, 2015 (unaudited)	July 31, 2015

ASSETS

Current
Cash	$ 3,167	$ 18,000
Receivables	5,898	4,941
Deferred financing costs (Note 7)	64,688	51,948

	73,753	74,889

Mineral property (Note 3)	20,000	20,000

	$ 93,753	$ 94,889

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current
Accounts and advances payable and accrued liabilities	$ 178,328	$ 181,784
Loan from related parties (Note 6)	87,733	87,105

	266,061	268,889

Stockholders’ deficit
Capital stock, $0.001 par value, 400,000,000 shares authorized;
25,296,993 (July 31, 2015 – 38,297,179) shares issued and outstanding (Note 7)	914,764	927,764
Additional paid-in-capital (Note 7)	281.402	268,402
Cumulative translation adjustment	(166,144)	(166,144)
Deficit	(1,202,330)	(1,204,022)

	(172,308)	(174,000)

	$ 93,753	$ 94,889

Nature and continuance of operations (Note 1)

Long-term receivable and contingency (Note 4)

Subsequent event (Note 9)

The accompanying notes are an integral part of these condensed interim financial statements.

RISE RESOURCES INC.

(An Exploration Stage Company)

STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Expressed in Canadian Dollars)

(Unaudited)

FOR THE THREE MONTH PERIOD ENDED OCTOBER 31

	2015	2014

EXPENSES
Bad debt expense (Note 5)	$ -	$ 6,748
Consulting	16,691	38,792
Filing and regulatory	5,182	4,581
Foreign exchange	791	(24,558)
Gain on settlement of payables	(30,690)	-
General and administrative	6,334	12,245
Professional fees	-	1,851

Income (loss)	$ 1,692	$ (39,659)

Income (loss)	$ 1,692	$ (39,659)

Cumulative impact of foreign exchange	-	(21,134)

Comprehensive income (loss)	$ 1,692	$ (60,793)

Basic and diluted earnings (loss) per common share	$ 0.00	$ (0.04)

Basic and Dilute Weighted average number of common shares outstanding	37,873,260	792,500

The accompanying notes are an integral part of these condensed interim financial statements.

RISE RESOURCES INC.

(An Exploration Stage Company)

STATEMENT OF CASH FLOWS

(Expressed in Canadian Dollars)

(Unaudited)

FOR THE THREE MONTH PERIOD ENDED OCTOBER 31

	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) for the period	$ 1,692	$ (39,659)
Items not involving cash
Bad debt expense	-	6,748
Gain on settlement of payables	(30,690)	-
Unrealized foreign exchange	792	(24,371)
Non-cash working capital item changes:
Receivables	(957)	(1,205)
Prepaid expenses	-	3,836
Accounts payables and accrued liabilities and
due to related parties	14,330	63,942

Net cash provided by (used in) operating activities	(14,833)	9,291

CASH FLOWS FROM INVESTING ACTIVITIES
Loan receivable	-	(6,748)

Net cash provided by (used in) investing activities	-	(6,748)

Change in cash for the period	(14,833)	2,543

Cash, beginning of period	18,000	79

Cash, end of period	$ 3,167	$ 2,622

Interest	$ -	$ -
Income taxes	-	-

During the period ended October 31, 2015 the Company accrued $23,389 in deferred financing fees through accounts payable and accrued liabilities.

There were no significant non-cash transactions for the periods ended October 31, 2015 and 2014.

The accompanying notes are an integral part of these condensed interim financial statements.

RISE RESOURCES INC.

(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS’ DEFICIT

(Expressed in Canadian Dollars)

(Unaudited)

	Capital Stock
	Number	Amount	Additional Paid-in-Capital	Cumulative Translation Adjustment	Deficit	Total

Balance as at July 31, 2014	792,500	$ 70,107	$ 268,402	(49,161)	$ (1,911,931)	$ (781,422)
Cumulative translation adjustments	-	-	-	(26.837)	-	(26.837)
Loss for the period	-	-	-	-	(39,659)	(39,659)

Balance as at October 31, 2014	792,500	70,107	268,402	(75,998)	(1,110,729)	(847,918)
Shares issued for cash	6,000,002	210,000	-	-	-	210,000
Shares issued for debt	31,504,677	647,657	-	-	-	647,657
Cumulative translation adjustments	-	-		(90,146)	-	(90,146)
Loss for the period	-	-	-	-	(93,593)	(93,593)

Balance as at July 31, 2015	38,297,179	927,764	268,402	(166,144)	(1,204,022)	(174,000)
Shares surrender and cancellation (Note 7)	(13,000,186)	(13,000)	13,000		-	-
Income for the period	-	-	-		1,692	1,692

Balance as at October 31, 2015	25,296,993	$ 914,764	$ 281,402	(166,144)	$ (1,202,330)	$ (172,308)

The accompanying notes are an integral part of these condensed interim financial statements.

RISE RESOURCES INC.

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE PERIOD ENDED OCTOBER 31, 2015

(Expressed in Canadian Dollars)

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

The Company is in the early stages of exploration and as is common with any exploration company, it raises financing for its acquisition activities.  The accompanying financial statements have been prepared on the going concern basis, which presumes that the Company will continue operations for the foreseeable future and will be able to realize assets and discharge liabilities in the normal course of business.  The Company has earned a net income of $1,692 for the period ended October 31, 2015 and has accumulated a deficit of $1,202,330.  This raises substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan, which is typical for a start-up company.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management of the Company (“management”) is of the opinion that sufficient financing will be obtained from external financing and further share issuances to meet the Company’s obligations.  At October 31, 2015, the Company had a working capital deficiency of $192,308, which would not be sufficient to fund the current level of operations.

2.

BASIS OF PREPARATION

Generally Accepted Accounting Principles

The accompanying unaudited condensed interim financial statements have been prepared in conformity with generally accepted accounting principles of the United States of America (“US GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) for financial information with the instructions to Form 10-Q and Regulation S-K.  Results are not necessarily indicative of results which may be achieved in the future.  The unaudited condensed interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the audited financial statements and notes thereto, together with Management’s Discussion and Analysis, for the year ended July 31, 2015.  Certain information and footnote disclosures normally included in the financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such SEC rules and regulations.

Change in Functional and Presentation Currency

The Company’s expenses and overheads are now primarily being incurred in Canadian Dollars (“CAD”) and it is anticipated that cash flows will continue to be primarily in CAD. Accordingly, the Company determined that effective August 1, 2015, the functional currency of the Company would change from the United States Dollar (“USD”) to CAD.

RISE RESOURCES INC.

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE PERIOD ENDED OCTOBER 31, 2015

(Expressed in Canadian Dollars)

(Unaudited)

2.

BASIS OF PREPARATION (cont’d…)

Change in Functional and Presentation Currency (cont’d…)

Effective August 1, 2015, the Company also changed its presentation currency from USD to CAD. The Company’s condensed interim financial statements for the period ended October 31, 2015 are the Company’s first financial statements that will be presented in CAD. As a result of changing the presentation currency, all the comparative assets and liabilities were translated using the closing rate at the balance sheet date, comparative equity were translated at the exchange rates at the dates of transaction and the statements of loss were translated at the average exchange rate for the period covered. All resulting change differences are recognized in the accumulated deficit in the balance sheets’ equity section. A change in presentation currency is accounted for as a change in accounting policy and is applied retrospectively, as if the new presentation currency had always been the presentation currency. Consequently, the comparatives for the year ended July 31, 2015 and as at July 31, 2015 have been restated to be presented in CAD. The exchange rates applied for translation purposes were as follows:

Date or period	Exchange rate
As at July 31, 2015	1 CAD = 0.7703 USD
For the year ended July 31, 2015	1 CAD = 0.8403 USD
For the three month period ended October 31, 2014	1 CAD = 0.9049 USD

Recently Adopted and Recently Issued Accounting Standards

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

RISE RESOURCES INC.

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE PERIOD ENDED OCTOBER 31, 2015

(Expressed in Canadian Dollars)

(Unaudited)

3.

MINERAL PROPERTY OPTION

Title to Mineral Properties

Title to mineral properties involves certain inherent risks due to the difficulties of determining the validity of certain mineral titles as well as the potential for problems arising from the frequently ambiguous conveying history characteristic of many mineral properties. As at October 31, 2015, the Company does not hold titles to any mineral properties.

Indata, British Columbia

On May 18, 2015, the Company entered into an option agreement with Eastfield Resources Ltd., a British Columbia company with its common shares listed for trading on the TSX Venture Exchange under the symbol “ETF” (“Eastfield”), pursuant to which Eastfield granted the Company the exclusive and irrevocable right to acquire up to a 75% interest in and to certain claims in the Indata property located in the Omineca Mining Division in British Columbia, Canada.  In order to earn the initial 60% interest, the Company is required to pay Eastfield an aggregate of $350,000 ($20,000 paid) in cash and incur a minimum of $2,000,000 in aggregate exploration expenditures on the property by April 3, 2019.  In order to earn the additional 15% interest, the Company is required to pay Eastfield $100,000 cash within 90 days of earning the 60% interest and incur a further $500,000 in aggregate annual exploration expenditures on the property until such time as the Company is able to complete a feasibility study on the property.  As at October 31, 2015, the Company has incurred cumulative exploration expenditures of $5,000 on the Indata property.

4.

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

5.

SHARE EXCHANGE AGREEMENT AND LOAN RECEIVABLE

On May 23, 2014, the Company entered into a share exchange agreement (the “Share Exchange Agreement”) with Juliet Press Inc., a private British Columbia, Canada corporation (“Juliet”), and the stockholders of Juliet (the “Juliet stockholders”), to acquire 100% of the issued and outstanding common stock of Juliet (the “Juliet Stock”). Pursuant to the Share Exchange Agreement, the Company was expected to issue 175,000 shares of common stock to the Juliet stockholders in consideration for Juliet Shares, resulting in Juliet becoming a wholly owned subsidiary of the Company.

During the year ended July 31, 2015, the Company advanced $6,748 (US$6,106) to Juliet as a loan, due on demand without interest.  Management has assessed the collectability of the loan and recorded an allowance for doubtful accounts of $6,748 for the year ended July 31, 2015.

RISE RESOURCES INC.

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE PERIOD ENDED OCTOBER 31, 2015

(Expressed in Canadian Dollars)

(Unaudited)

5.

SHARE EXCHANGE AGREEMENT AND LOAN RECEIVABLE (cont’d…)

On September 25, 2014, the Company, Juliet and Juliet stockholders mutually agreed in writing to terminate the Share Exchange Agreement.

6.

RELATED PARTY TRANSACTIONS

Key management personnel consist of the Chief Executive Officer, Chief Financial Officer, and the Directors of the Company.  The remuneration of the key management personnel is as follows:

a)

Consulting fees of $7,500 (2014 - $Nil) to the CEO of the Company.

As at October 31, 2015, the Company has recorded loans from related parties of $87,733 (US$67,100) (July 31, 2015 - $87,105 or US$67,100) representing advances made by two former directors and officers.  The advances are due on demand without interest.

As at October 31, 2015, included in due to related parties is $19,957 (July 31, 2015 - $11,313) in accounts and advances payable and accrued liabilities to current and former officers and companies controlled by directors and officers of the Company.  Of this amount, $1,208 (July 31, 2015 - $604) represents advances made by Skanderbeg Capital Partners Inc. (“Skanderbeg”), a company that advises the Company’s management and does promotional work for the Company.  Skanderbeg made payments on behalf of the Company until such time as the Company was able to complete a financing.

Included in general and administration expenses for the period ended October 31, 2015 is rent of $1,725 (2014 - $1,500) paid to Skanderbeg.

7.

CAPITAL STOCK AND ADDITIONAL PAID-IN-CAPITAL

On February 11, 2015, the Company entered into debt conversion agreements with five investors pursuant to which such investors agreed to convert an aggregate of $400,000 in debt into 20,000,000 shares of the Company’s common stock at a price of $0.02 per share.

On March 31, 2015, the Company entered into debt conversion agreements with 13 investors pursuant to which such investors agreed to convert an aggregate of $206,675 in debt into 10,333,771 shares of the Company’s common stock at a price of $0.02 per share.  These shares were formally issued on April 9, 2015.

On April 23, 2015, the Company entered into debt conversion agreements with two investors pursuant to which such investors agreed to convert an aggregate of $40,982 in debt into 1,170,906 shares of the Company’s common stock at a price of $0.035 per share.

On April 23, 2015, the Company completed a non-brokered private placement, issuing an aggregate of 6,000,002 shares of common stock to six investors at a price of $0.035 per share for gross proceeds of $210,000.

RISE RESOURCES INC.

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE PERIOD ENDED OCTOBER 31, 2015

(Expressed in Canadian Dollars)

(Unaudited)

7.

CAPITAL STOCK AND ADDITIONAL PAID-IN-CAPITAL (cont’d…)

On October 28, 2015, pursuant to a Share Surrender and Cancellation Agreement, the Company cancelled 13,000,186 shares of common stock surrendered to the Company, originally issued through the debt conversion agreements on February 11, 2015 and March 31, 2015.

On October 28, 2015, the Company entered into a Stock Restriction Agreement with certain shareholders under which 9,218,777 outstanding shares of common stock will be restricted from sale and transfer upon the completion of the offering contemplated by the preliminary prospectus filed on July 30, 2015, to be released from restriction in one-sixth increments commencing on the date the common stock is listed for trading on the Canadian Securities Exchange and every six months thereafter.

As at October 31, 2015, the Company has recorded $64,688 (July 31, 2015 - $51,948) as deferred financing costs in relation to the prospectus.

8.

SEGMENTED INFORMATION

The Company has one reportable segment, being the acquisition of exploration and evaluation assets located in British Columbia, Canada.

9.

SUBSEQUENT EVENT

On November 10, 2015, the Company filed a final prospectus (preliminary prospectus filed July 30, 2015), pursuant to which the Company proposes to issue a minimum of 5,500,000 shares of common stock at a price of $0.10 per share.  In connection with the offering, the Company has agreed to pay to one agent a cash commission of 8%, issue to the agent that number of warrants equal to 8% of the number of shares sold in the offering, and pay the agent a corporate finance fee of $25,000.

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

Description of Business

We are a mineral exploration company with a copper/gold property under option.

On May 18, 2015, we entered into an option agreement (the “Option Agreement”) with Eastfield Resources Ltd., a British Columbia company with its common shares listed for trading on the TSX Venture Exchange under the symbol “ETF” (“Eastfield”), pursuant to which Eastfield granted us the exclusive and irrevocable option to acquire up to a 75% undivided interest in and to certain mineral claims known as the Indata property located in the Omineca Mining Division in British Columbia, Canada (the “Property”).  In order to earn the initial 60% interest, we are required to pay Eastfield an aggregate of $350,000 in cash and incur a minimum of $2,000,000 in aggregate exploration expenditures on the Property by April 3, 2019.  In order to earn the additional 15% interest, we are required to pay Eastfield $100,000 within 90 days of earning the 60% interest and incur a further $500,000 in aggregate annual exploration expenditures on the Property until such time as we are able to complete a feasibility study on the Property. Upon the completion of a feasibility study, the additional 15% interest will be deemed to have been earned.

Prior to entering into the Option Agreement, we were a development stage company engaged in exploring and evaluating potential strategic transactions in multiple industries, including but not limited to mineral properties and technology.

Plan of Operations

As at October 31, 2015, we had a cash balance of $3,167, compared to a cash balance of $18,000 as of July 31, 2015.

Our plan of operations for the next 12 months is to carry out the first of a two-phase exploration program on the Property at a total cost of approximately $151,725, as follows:

Phase I: Line Cutting and Mapping

Description	Amount ($)
Field supervision / mapping	40,800
Field supervision room & board expenses	19,125
Line cutting (including personnel costs, room & board and vehicle expenses)	84,600
Contingency	7,200
Total	151,725

We expect to complete the second phase of the exploration program by December 31, 2016, as follows:

Phase II: Geophysical, Geochemical Survey and Drilling

Description	Amount ($)
Field supervision	13,600
Soil sampling (including personnel costs, room & board and vehicle expenses)	9,180
Sample and rock sample analysis	20,000
IP-magnetics survey	68,000
Geophysical contractor costs (including room & board and vehicle expenses)	24,800
Reporting and drafting	10,000
Drilling costs	160,000
Site preparation	10,000
Sample analysis	10,000
Geologist / supervisor expenses	30,000
Field crew expenses (including room & board, vehicle expenses and equipment expenses)	52,000
Data compilation / report preparation	10,000
Contingency	5,308
Total	422,888

In addition to the Phase I program, we anticipate spending approximately $137,500 on general operating expenses, including fees payable in connection with our filing obligations as a reporting issuer in both the United States and Canada, as follows:

Description	Amount ($)
Consulting fees	72,000
Professional fees	17,500
Filing and regulatory expenses	5,500
Rent	12,000
Marketing and website development expenses	9,000
General and administrative expenses	21,500
Total	137,500

We do not currently have sufficient funds to carry out the two-phase exploration program or cover our anticipated general operating expenses for the year, so we will require additional funding. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock or from director loans. We do not have any arrangements in place for any future equity financing or loans, and if we are not successful in raising additional financing, we anticipate that we will not be able to proceed with our business plan.

During the year ended July 31, 2015, we entered into debt conversion agreements with a total of 20 investors pursuant to which such investors agreed to convert an aggregate of $647,657 in debt into 31,504,677 shares of our common stock at a price of $0.02 per share, and completed a non-brokered private placement, issuing an aggregate of 6,000,002 shares of our common stock to six investors at a price of $0.035 per share for gross proceeds of $210,000.  On November 10, 2015, we filed a final prospectus with the securities regulatory authorities in the provinces of British Columbia and Alberta, pursuant to which we propose to issue a minimum of 5,500,000 shares of common stock at a price of $0.10 per share.

We anticipate incurring operating losses for the foreseeable future. We base this expectation, in part, on the fact that very few mineral claims in the exploration stage ultimately develop into producing, profitable mines. Our future financial results are also uncertain due to a number of factors, some of which are outside our control. These factors include the following:

•

our ability to raise additional funding;

•

the market price for any minerals that may be discovered on the Property;

•

the results of our proposed exploration program on the Property.

We have not attained profitable operations and are dependent upon obtaining financing to pursue our proposed exploration activities. For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Results of Operations

For the Three Months Ended October 31, 2015 and 2014

Our operating results for the three month periods ended October 31, 2015 and 2014 are summarized as follows:

	For the three months ended October 31, 2015	For the three months ended October 31, 2014
Bad debt expense	$-	$6,748
Consulting	16,691	38,792
Filing and regulatory	5,182	4,581
Foreign exchange	791	(24,558)
Gain on settlement of payables	(30,690)	-
General and administrative	6,334	12,245
Professional fees	-	1,851
Net income (loss)	$1,692	$(39,659)

In general, our expenses decreased overall during the three months ended October 31, 2015 from the same period in the prior year primarily due to a drop in activity.

In particular, our consulting expenses, bad debt expenses and general and administrative expenses decreased during the current year compared to the prior year and we experienced a significant gain on the settlement of certain outstanding payables.  On the other hand, our foreign exchange gain decreased as a result of switching our functional currency from the U.S. dollar to the Canadian dollar.

Liquidity and Capital Resources

Working Capital

	At October 31, 2015	At July 31, 2015	Change between July 31, 2015 and October 31, 2015
Current Assets	$73,753	$74,889	$(1,136)
Current Liabilities	266,061	268,889	2,828
Working Capital/(Deficit)	(192,308)	(194,000)	1,692

Cash Flows

	For the three months ended October 31, 2015	For the three months ended October 31, 2014
Net Cash (used in) provided by Operating Activities	$(14,833)	$9,291
Net Cash used in Investing Activities	-	(6,748)
Net Increase (Decrease) in Cash During Period	(14,833)	2,543

As of October 31, 2015, we had $3,167 in cash, $73,753 in current assets, $266,061 in current liabilities, a working capital deficit of $192,308 and an accumulated deficit of $1,202,330.

During the three months ended October 31, 2015, we used $14,833 in net cash on operating activities, whereas operating activities provided net cash of $9,291 during the same period in the prior year.  Investing activities used net cash of $nil and $6,748 during the three months ended October 31, 2015 and 2014, respectively, and we did not receive any net cash from financing activities during the three months ended October 31, 2015 and 2014.

We expect to operate at a loss for at least the next 12 months. We have no agreements for additional financing and cannot provide any assurance that additional funding will be available to finance our operations on acceptable terms in order to enable us to carry out our business plan. There are no assurances that we will be able to complete further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to carry out any exploration work on the Property and our business may fail.

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

As of the end of the period covered by this Report, the Company carried out an evaluation, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures.  Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that its internal control over financial reporting was not effective as of October 31, 2015 because the following material weakness in internal control over financial reporting existed as of that date:

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the period ended October 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Wundr is seeking general damages from us as well as damages for conspiracy to cause economic harm.  None of the allegations contained in the Claim have been proven in court, we believe that they are without merit, and we therefore intend to vigorously defend our position against Wundr.

Other than as described above, we are not aware of any material pending legal proceedings to which we are a party or of which the Property is the subject.  We also know of no proceedings to which any of our directors, officers or affiliates, or any registered or beneficial holders of more than 5% of any class of our securities, or any associate of any such director, officer, affiliate or security holder are an adverse party or have a material interest adverse to us.

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

By:	/s/ Fred Tejada
Fred Tejada, Chief Executive Officer
Date:	December 15, 2015