Form 10-Q
period 2016-01-31
Rise Resources Inc.
filed 2016-03-16
CIK 1424864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2016

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

As of March 16, 2016, the registrant had 31,346,993 shares of common stock issued and outstanding.

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

RISE RESOURCES INC.

(AN EXPLORATION STAGE COMPANY)

INTERIM FINANCIAL STATEMENTS

PERIOD ENDED JANUARY 31, 2016

RISE RESOURCES INC.

(An Exploration Stage Company)

BALANCE SHEETS

(Expressed in Canadian Dollars)

AS AT

	January 31, 2016 (unaudited)	July 31, 2015

ASSETS

Current
Cash	$ 467,436	$ 18,000
Receivables	10,902	4,941
Deferred financing costs (Note 7)	-	51,948

	478,338	74,889

Mineral property (Note 3)	20,000	20,000

	$ 498,338	$ 94,889

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

Current
Accounts and advances payable and accrued liabilities	$ 156,275	$ 181,784
Loan from related parties (Note 6)	93,980	87,105

	250,255	268,889

Stockholders’ equity (deficiency)
Capital stock, $0.001 par value, 400,000,000 shares authorized;
31,346,993 (July 31, 2015 – 38,297,179) shares issued and outstanding (Note 7)	1,354,917	927,764
Additional paid-in-capital (Note 7)	323,650	268,402
Cumulative translation adjustment	(166,144)	(166,144)
Deficit	(1,264,340)	(1,204,022)

	248,083	(174,000)

	$ 498,338	$ 94,889

Nature and continuance of operations (Note 1)

Long-term receivable and contingency (Note 4)

The accompanying notes are an integral part of these condensed interim financial statements.

RISE RESOURCES INC.

(An Exploration Stage Company)

STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS

(Expressed in Canadian Dollars)

(Unaudited)

	Three months ended January 31, 2016	Three months ended January 31, 2015	Six months ended January 31, 2016	Six months ended January 31, 2015

EXPENSES
Bad debt expense (Note 5)	$ -	$ -	$ -	$ 6,748
Consulting	18,579	15,614	35,270	54,406
Filing and regulatory	14,771	8,360	19,953	12,941
Foreign exchange	8,062	(83,417)	8,853	(107,975)
Gain on settlement of payables	(6,244)	(2,269)	(36,934)	(2,269)
General and administrative	6,460	5,714	12,794	17,958
Professional fees	17,912	8,385	17,912	10,236
Promotion and shareholder communication	2,470	-	2,470	-

Income (loss) for the period	$ (62,010)	$ 47,613	$ (60,318)	$ 7,955

Cumulative impact of foreign exchange	-	(101,123)	-	(127,961)

Comprehensive loss for the period	$ (62,010)	$ (53,510)	$ (60,318)	$ (120,006)

Basic and diluted earnings (loss) per common share	$ (0.00)	$ 0.06	$ (0.00)	$ 0.01

Weighted average number of common shares outstanding	25,428,515	792,500	31,650,887	792,500

The accompanying notes are an integral part of these condensed interim financial statements.

RISE RESOURCES INC.

(An Exploration Stage Company)

STATEMENT OF CASH FLOWS

(Expressed in Canadian Dollars)

(Unaudited)

FOR THE PERIOD ENDED JANUARY 31

	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Income (loss) for the period	$ (60,318)	$ 7,955
Items not involving cash
Bad debt expense	-	6,748
Gain on settlement of payables	(36,934)	(2,269)
Unrealized foreign exchange	6,945	(107,975)
Non-cash working capital item changes:
Receivables	(5,961)	(434)
Prepaid expenses	-	3,836
Accounts payables and accrued liabilities and
due to related parties	15,347	210,387

Net cash (used in) provided by operating activities	(80,921)	118,248

CASH FLOWS FROM INVESTING ACTIVITIES
Loan receivable	-	(6,748)
Advances payable	-	18,650

Net cash provided by investing activities	-	11,902

CASH FLOWS FROM FINANCING ACTIVITIES
Shares issued for cash	605,000	-
Share issuance costs	(74,643)	-

Net cash provided by financing activities	530,357	-

Effect of foreign exchange on cash	-	(127,961)

Change in cash for the period	449,436	2,189

Cash, beginning of period	18,000	79

Cash, end of period	$ 467,436	$ 2,268

Interest	$ -	$ -
Income taxes	-	-

During the period ended January 31, 2016 the Company issued 484,000 agent warrants valued at $42,248, accrued $6,658 in share issuance costs through accounts payable and accrued liabilities, and reallocated $51,948 in deferred financing costs to share issuance costs.

There were no significant non-cash transactions for the period ended January 31, 2015.

The accompanying notes are an integral part of these condensed interim financial statements.

RISE RESOURCES INC.

(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

(Expressed in Canadian Dollars)

(Unaudited)

	Capital Stock
	Number	Amount	Additional Paid-in Capital	Cumulative Translation Adjustment	Deficit	Total

Balance as at July 31, 2014	792,500	$ 70,107	$ 268,402	(49,161)	(1,070,770)	$ (781,422)
Cumulative translation adjustments	-	-	-	(127,961)	-	(127,961)
Income for the period	-	-	-	-	7,955	7,955

Balance as at January 31, 2015	792,500	70,107	268,402	(177,122)	(1,062,815)	(901,428)
Shares issued for cash	6,000,002	210,000	-	-	-	210,000
Shares issued for debt	31,504,677	647,657	-	-	-	647,657
Cumulative translation adjustments	-	-	-	10,978	-	10,978
Loss for the period	-	-	-	-	(141,207)	(141,207)

Balance as at July 31, 2015	38,297,179	927,764	268,402	(166,144)	(1,204,022)	(174,000)
Shares surrender and cancellation (Note 7)	(13,000,186)	(13,000)	13,000		-	-
Shares issued for cash	6,050,000	605,000	-	-	-	605,000
Share issuance costs	-	(164,847)	42,248	-	-	(122,599)
Loss for the period	-	-	-	-	60,318)	(60,318)

Balance as at January 31, 2016	31,346,993	$ 354,917	$ 323,650	(166,144)	$ (1,264,340)	$ 248,083

The accompanying notes are an integral part of these condensed interim financial statements.

RISE RESOURCES INC.

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE PERIOD ENDED JANUARY 31, 2016

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

On January 29, 2016, the Company completed an initial public offering in Canada and began trading on the Canadian Securities Exchange (“CSE”) on February 1, 2016.

The Company is in the early stages of exploration and as is common with any exploration company, it raises financing for its acquisition activities.  The accompanying financial statements have been prepared on the going concern basis, which presumes that the Company will continue operations for the foreseeable future and will be able to realize assets and discharge liabilities in the normal course of business.  The Company has incurred a loss of $60,318 for the period ended January 31, 2016 and has accumulated a deficit of $1,264,340.  This raises substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan, which is typical for a start-up company.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management of the Company (“management”) is of the opinion that sufficient financing will be obtained from external financing and further share issuances to meet the Company’s obligations.  At January 31, 2016, the Company had working capital of $228,083.

2.

BASIS OF PREPARATION

Generally Accepted Accounting Principles

The accompanying unaudited condensed interim financial statements have been prepared in conformity with generally accepted accounting principles of the United States of America (“US GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) for financial information with the instructions to Form 10-Q and Regulation S-K.  Results are not necessarily indicative of results which may be achieved in the future.  The unaudited condensed interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K,, which contains the audited financial statements and notes thereto, together with Management’s Discussion and Analysis, for the year ended July 31, 2015.  Certain information and footnote disclosures normally included in the financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such SEC rules and regulations.

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

FOR THE PERIOD ENDED JANUARY 31, 2016

(Expressed in Canadian Dollars)

(Unaudited)

2.

BASIS OF PREPARATION (cont’d…)

Change in Functional and Presentation Currency (cont’d…)

Effective August 1, 2015, the Company also changed its presentation currency from USD to CAD. As a result of changing the presentation currency, all the comparative assets and liabilities were translated using the closing rate at the balance sheet date, comparative equity were translated at the exchange rates at the dates of transaction and the statements of loss were translated at the average exchange rate for the period covered. All resulting change differences are recognized in the accumulated deficit in the balance sheets’ shareholders’ equity (deficiency) section. A change in presentation currency is accounted for as a change in accounting policy and is applied retrospectively, as if the new presentation currency had always been the presentation currency. Consequently, the comparatives for the year ended July 31, 2015 and as at July 31, 2015 have been restated to be presented in CAD. The exchange rates applied for translation purposes were as follows:

Date or period	Exchange rate
As at July 31, 2015	1 CAD = 0.7703 USD
For the year ended July 31, 2015	1 CAD = 0.8403 USD
For the six month period ended January 31, 2015	1 CAD = 0.8807 USD

Recently Adopted and Recently Issued Accounting Standards

In August 2014,the FASB issued ASU No. 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”.  This ASU provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if “conditions or events raise substantial doubt about the entity’s ability to continue as a going concern.” The ASU applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted.  The Company is currently evaluating the impact of adoption of this standard.

In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes”.  This ASU eliminates the current requirement to present deferred tax assets and liabilities as current and noncurrent amounts in a classified balance sheet and replaces it with a noncurrent classification of deferred tax assets and liabilities.  The ASU applies to all entities and is effective for annual periods beginning after December 15, 2017, and interim periods thereafter, with early adoption permitted.  The Company is currently evaluating the impact of adoption of this standard.

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Liabilities”.  This ASU amendment addresses aspects of recognition, measurement, presentation and disclosure of financial instruments.  It affects investments in equity securities and the presentation of certain fair value changes for financial liabilities measured at fair value, and simplifies the impairment assessment of equity investments without a readily determinable fair value by requiring a qualitative assessment.  The ASU applies to all entities and is effective for annual periods beginning after December 15, 2017, and interim periods thereafter, with early adoption permitted.  The Company is currently evaluating the impact of adoption of this standard.

Other than the above, the Company has determined that other significant newly issued accounting pronouncements and are either not applicable to the Company’s business or that no material effect is expected on the financial statements as a result of future adoption.

RISE RESOURCES INC.

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE PERIOD ENDED JANUARY 31, 2016

(Expressed in Canadian Dollars)

(Unaudited)

2.

BASIS OF PREPARATION (cont’d…)

Use of Estimates

The preparation of condensed interim financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.  Significant areas requiring the use of estimates include the valuation allowance applied to deferred income taxes and valuation of agent warrants.  Actual results could differ from those estimates, and would impact future results of operations and cash flows.

3.

MINERAL PROPERTY OPTION

Title to Mineral Properties

Title to mineral properties involves certain inherent risks due to the difficulties of determining the validity of certain mineral titles as well as the potential for problems arising from the frequently ambiguous conveying history characteristic of many mineral properties. As at January 31, 2016, the Company does not hold titles to any mineral properties.

Indata, British Columbia

On May 18, 2015, the Company entered into an option agreement with Eastfield Resources Ltd., a British Columbia company with its common shares listed for trading on the TSX Venture Exchange under the symbol “ETF” (“Eastfield”), pursuant to which Eastfield granted the Company the exclusive and irrevocable right to acquire up to a 75% interest in and to certain claims in the Indata property located in the Omineca Mining Division in British Columbia, Canada.  In order to earn the initial 60% interest, the Company is required to pay Eastfield an aggregate of $350,000 ($20,000 paid) in cash and incur a minimum of $2,000,000 in aggregate exploration expenditures on the property by April 3, 2019.  In order to earn the additional 15% interest, the Company is required to pay Eastfield $100,000 cash within 90 days of earning the 60% interest and incur a further $500,000 in aggregate annual exploration expenditures on the property until such time as the Company is able to complete a feasibility study on the property.  As at January 31, 2016, the Company has incurred cumulative exploration expenditures of $5,000 on the Indata property.

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

FOR THE PERIOD ENDED JANUARY 31, 2016

(Expressed in Canadian Dollars)

(Unaudited)

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

6.

RELATED PARTY TRANSACTIONS

Key management personnel consist of the Chief Executive Officer, Chief Financial Officer, and the directors of the Company.  The remuneration of the key management personnel is as follows:

a)

Consulting fees of $15,000 (January 31, 2015 - $nil) to the CEO of the Company.

As at January 31, 2016, the Company has recorded loans from related parties of $93,980 (US$67,100) (July 31, 2015 - $87,105 or US$67,100) representing advances made by two former directors and officers.  The advances are due on demand without interest. During the period ended January 31, 2016, $51,132 (US$36,600) of these loans were assigned to a company controlled by a director of the Company and $41,000 was repaid subsequent to period end.

As at January 31, 2016, included in due to related parties is $31,065 (July 31, 2015 - $11,313) in accounts and advances payable and accrued liabilities to current and former officers and companies controlled by directors and officers of the Company.  Of this amount, $1,208 (July 31, 2015 - $604) represents advances made by Skanderbeg Capital Partners Inc. (“Skanderbeg”), a company that advises the Company’s management and does promotional work for the Company.  Skanderbeg made payments on behalf of the Company until such time as the Company was able to complete a financing.

Included in general and administration expenses for the period ended January 31, 2016 is rent of $3,450 (January 31, 2015 - $2,000) paid to Skanderbeg.

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

FOR THE PERIOD ENDED JANUARY 31, 2016

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

On January 29, 2016, the Company completed an initial public offering , issuing an aggregate of 6,050,000 shares of common stock at a price of $0.10 per share for gross proceeds of $605,000.  In connection with the offering, the Company paid a cash commission of $48,400 and issued 484,000 agent warrants valued at $42,248 (discount rate – 0.43%, volatility – 215.3%, expected life – 2 years, dividend yield – 0%), exercisable at $0.10 per share for period of 24 months.  The Company also paid the agent a corporate finance fee of $25,000 and other share issuance costs of $49,199.

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

Description of Business

We are a mineral exploration company with a copper/gold property under option.  Out common stock is currently quoted on the OTC Markets under the symbol “RYES” and listed on the Canadian Securities Exchange (the “CSE”) under the symbol “UPP”.

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

Plan of Operations

As at January 31, 2016, we had a cash balance of $467,436, compared to a cash balance of $18,000 as of July 31, 2015.

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

We do not currently have sufficient funds to carry out the two-phase exploration program or cover our anticipated general operation expenses for the year, so we will require additional funding. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock or from loans one of several directors or officers or companies controlled by directors or officers.  We do not have any arrangements in place for any future equity financing or loans, and if we are not successful in raising additional financing, we anticipate that we will not be able to proceed with our business plan.

During the year ended July 31, 2015, we entered into debt conversion agreements with a total of 20 investors pursuant to which such investors agreed to convert an aggregate of $647,657 in debt into 31,504,677 shares of our common stock at a price of $0.02 per share, and completed a non-brokered private placement, issuing an aggregate of 6,000,002 shares of our common stock to six investors at a price of $0.035 per share for gross proceeds of $210,000. Of  the 31,504,677 shares issued, 13,000,186 were cancelled during the period ended January 31, 2016.  On January 29, 2016, we completed an initial public offering on the CSE, issuing an aggregate of 6,050,000 shares of common stock at a price of $0.10 per share for gross proceeds of $605,000. On February 1, 2016, our common stock commenced trading on the CSE.

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

We have not attained profitable operations and are dependent upon obtaining financing to pursue our proposed exploration activities. For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern

Results of Operations

For the Six Months Ended January 31, 2016 and 2015

Our operating results for the six month periods ended January 31, 2016 and 2015 are summarized as follows:

	For the six months ended January 31, 2016	For the six months ended January 31, 2015
Bad debt expense	$-	$6,748
Consulting	35,270	54,406
Filing and regulatory	19,953	12,941
Foreign exchange	8,853	(107,975)
Gain on settlement of payables	(36,934)	(2,269)
General and administrative	12,794	17,958
Professional fees	17,912	10,236
	2,470	-
Income (loss) for the period	(60,318)	7,955

In general, our expenses decreased overall during the six months ended January 31, 2016 from the same period in the prior year primarily due to a drop in activity.  However, the increase in filing and regulatory and professional fees is a result of the Company’s IPO and listing on the CSE during the period.

Liquidity and Capital Resources

Working Capital

	At January 31, 2016	At July 31, 2015	Change between July 31, 2015 and January 31, 2016
Current Assets	$478,338	$74,889	$403,449
Current Liabilities	250,255	268,889	18,634
Working Capital/(Deficit)	228,083	(194,000)	422,083

Cash Flows

	For the six months ended January 31, 2016	For the six months ended January 31, 2015
Net Cash (used in) provided by Operating Activities	$(80,921)	$118,248
Net Cash used in Investing Activities	-	11,902
Net Cash provided by in Financing Activities	530,357	-
Effect of foreign exchange on cash	-	(127,961)
Net Increase (Decrease) in Cash During Period	449,436	2,189

As of January 31, 2016, we had $467,436 in cash, $478,338 in current assets, $250,255 in current liabilities, a working capital of $228,083 and an accumulated deficit of $1,264,340.

During the six months ended January 31, 2016,we used: $80,921 in net cash on operating activities, whereas net  operating activities provided net cash of $118,248 during the same period in the prior year.  Investing activities provided net cash of $nil and $11,902 during the six months ended January 31, 2016 and 2015, respectively.  Financing activities provided net cash of $530,357 and $nil during the six months ended January 31, 2016 and 2015, respectively.  All of the net cash we received from financing activities during the current period was attributable to issuances of our common stock.

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

As of the end of the period covered by this Report, the Company carried out an evaluation, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures.  Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that its internal control over financial reporting was not effective as of January 31, 2016 because the following material weakness in internal control over financial reporting existed as of that date:

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the period ended January 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None

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

By:	/s/ Fred Tejada
Fred Tejada, Chief Executive Officer
Date:	March 16, 2016