Form 10-Q
period 2016-04-30
Rise Resources Inc.
filed 2016-06-14
CIK 1424864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2016

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

As of June 14, 2016, the registrant had 31,346,993 shares of common stock issued and outstanding.

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

RISE RESOURCES INC.

(AN EXPLORATION STAGE COMPANY)

INTERIM FINANCIAL STATEMENTS

PERIOD ENDED APRIL 30, 2016

RISE RESOURCES INC.

(An Exploration Stage Company)

BALANCE SHEETS

(Expressed in Canadian Dollars)

AS AT

	April 30, 2016 (unaudited)	July 31, 2015

ASSETS

Current
Cash	$ 267,763	$ 18,000
Receivables	14,983	4,941
Prepaid expenses	7,830	-
Deferred financing costs (Note 7)	-	51,948

	290,576	74,889

Mineral property (Note 3)	50,000	20,000

	$ 340,576	$ 94,889

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

Current
Accounts and advances payable and accrued liabilities	$ 107,666	$ 181,784
Loan from related parties (Note 6)	46,439	87,105

	154,105	268,889

Stockholders’ equity (deficiency)
Capital stock, $0.001 par value, 400,000,000 shares authorized;
31,346,993 (July 31, 2015 – 38,297,197) shares issued and outstanding (Note 7)	1,353,113	927,764
Additional paid-in-capital (Note 7)	692,656	268,402
Cumulative translation adjustment	(166,144)	(166,144)
Deficit	(1,693,154)	(1,204,022)

	186,471	(174,000)

	$ 340,576	$ 94,889

Nature and continuance of operations (Note 1)

Contingency (Note 4)

The accompanying notes are an integral part of these condensed interim financial statements.

RISE RESOURCES INC.

(An Exploration Stage Company)

STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS

(Expressed in Canadian Dollars)

(Unaudited)

	Three months ended April 30, 2016	Three months ended April 30, 2015	Nine months ended April 30, 2016	Nine months ended April 30, 2015

EXPENSES
Bad debt expense (Note 5)	$ -	$ -	$ -	$ 6,748
Consulting	33,963	6,740	69,233	61,146
Filing and regulatory	4,149	5,694	24,102	18,635
Foreign exchange	(9,606)	11,628	(753)	(96,347)
Gain on settlement of payables	(5,048)	(6,858)	(41,982)	(9,127)
General and administrative	3,451	11,663	16,245	29,621
Geological, mineral, and prospect costs (Note 3)	-	4,733	-	4,733
Professional fees	27,245	18,416	45,157	28,652
Promotion and shareholder communication	5,654	883	8,124	883
Share-based payments (Note 7)	369,006	-	369,006	-

Loss for the period	$ (428,814)	$ (52,899)	$ (489,132)	$ (44,944)

Cumulative impact of foreign exchange	-	16,829	-	(111,132)

Comprehensive loss for the period	$ (428,814)	$ (36,070)	$ (489,132)	$ (156,076)

Basic and diluted loss per common share	$ (0.01)	$ (0.00)	$ (0.02)	$ (0.01)

Weighted average number of common shares outstanding	31,347,011	22,367,887	31,551,086	7,826,234

The accompanying notes are an integral part of these condensed interim financial statements.

RISE RESOURCES INC.

(An Exploration Stage Company)

STATEMENT OF CASH FLOWS

(Expressed in Canadian Dollars)

(Unaudited)

FOR THE NINE MONTH PERIOD ENDED APRIL 30

	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Loss for the period	$ (489,132)	$ (44,944)
Items not involving cash
Bad debt expense	-	6,748
Gain on settlement of payables	(41,982)	(9,127)
Share-based payments	369,006	-
Unrealized foreign exchange	857	69,377
Non-cash working capital item changes:
Receivables	(10,042)	(964)
Prepaid expenses	(7,830)	(9,278)
Accounts payables and accrued liabilities	(23,313)	(30,377)

Net cash (used in) provided by operating activities	(202,436)	(18,565)

CASH FLOWS FROM INVESTING ACTIVITIES
Loan receivable	-	(6,748)
Repayment of loan from related party	(41,500)	-
Mineral property	(30,000)	-
Advances payable	-	18,650

Net cash provided by investing activities	(71,500)	11,902

CASH FLOWS FROM FINANCING ACTIVITIES
Stock issued for cash	605,000	210,000
Stock issuance costs	(81,301)	-

Net cash provided by financing activities	523,699	210,000

Effect of foreign exchange on cash	-	(111,132)

Change in cash for the period	249,763	92,205

Cash, beginning of period	18,000	79

Cash, end of period	$ 267,763	$ 92,284

Interest	$ -	$ -
Income taxes	$ -	$ -

During the period ended April 30, 2016, the Company issued 484,000 agent warrants valued at $42,248 and reallocated $51,948 in deferred financing costs to share issuance costs.

During the period ended April 30, 2015, the Company issued a total of 31,504,677 common shares to settle $647,657 in debt.

The accompanying notes are an integral part of these condensed interim financial statements.

RISE RESOURCES INC.

(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

(Expressed in Canadian Dollars)

(Unaudited)

	Capital Stock
	Number	Amount	Additional Paid-in Capital	Cumulative Translation Adjustment	Deficit	Total

Balance as at July 31, 2014	792,500	$ 70,107	$ 268,402	(49,161)	$ (1,070,770)	$ (781,422)
Shares issued for cash	6,000,002	210,000	-	-	-	210,000
Shares issued for debt	31,504,677	647,657	-	-	-	647,657
Cumulative translation adjustments	-	-	-	(111,132)	-	(111,132)
Loss for the period	-	-	-	-	(44,944)	(44,944)

Balance as at April 30, 2015	38,297,179	927,764	268,402	(160,293)	(1,115,714)	(79,841)
Cumulative translation adjustments	-	-	-	(5,851)	-	(5,851)
Loss for the period	-	-	-	-	(88,308)	(88,308)

Balance as at July 31, 2015	38,297,179	927,764	268,402	(166,144)	(1,204,022)	(174,000)
Shares surrender and cancellation (Note 7)	(13,000,186)	(13,000)	13,000	-	-	-
Shares issued for cash	6,050,000	605,000	-	-	-	605,000
Share issuance costs	-	(166,651)	42,248	-	-	(124,403)
Share-based payments	-	-	369,006	-	-	369,006
Loss for the period	-	-	-	-	(489,132)	(489,132)

Balance as at April 30, 2016	31,346,993	$ 1,353,113	$ 692,656	(166,144)	$ (1,693,154)	$ 186,471

The accompanying notes are an integral part of these condensed interim financial statements.

RISE RESOURCES INC.

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE PERIOD ENDED APRIL 30, 2016

(Expressed in Canadian Dollars)

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

The Company is in the early stages of exploration and as is common with any exploration company, it raises financing for its acquisition activities.  The accompanying financial statements have been prepared on the going concern basis, which presumes that the Company will continue operations for the foreseeable future and will be able to realize assets and discharge liabilities in the normal course of business.  The Company has incurred a loss of $489,132 for the period ended April 30, 2016 and has accumulated a deficit of $1,693,154.  This raises substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan, which is typical for a start-up company.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management of the Company (“management”) is of the opinion that sufficient financing will be obtained from external financing and further share issuances to meet the Company’s obligations.  At April 30, 2016, the Company had working capital of $136,471.

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

FOR THE PERIOD ENDED APRIL 30, 2016

(Expressed in Canadian Dollars)

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

Recently Adopted and Recently Issued Accounting Standards

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”.  This ASU provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if “conditions or events raise substantial doubt about the entity’s ability to continue as a going concern.” The ASU applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted.  The Company is currently evaluating the impact of adoption of this standard.

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

FOR THE PERIOD ENDED APRIL 30, 2016

(Expressed in Canadian Dollars)

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

3.

MINERAL PROPERTY OPTION

Title to Mineral Properties

Title to mineral properties involves certain inherent risks due to the difficulties of determining the validity of certain mineral titles as well as the potential for problems arising from the frequently ambiguous conveying history characteristic of many mineral properties. As at April 30, 2016, the Company does not hold titles to any mineral properties.

Indata, British Columbia

On May 18, 2015, the Company entered into an option agreement with Eastfield Resources Ltd., a British Columbia company with its common shares listed for trading on the TSX Venture Exchange under the symbol “ETF” (“Eastfield”), pursuant to which Eastfield granted the Company the exclusive and irrevocable right to acquire up to a 75% interest in and to certain claims in the Indata property located in the Omineca Mining Division in British Columbia, Canada.  In order to earn the initial 60% interest, the Company is required to pay Eastfield an aggregate of $350,000 ($50,000 paid) in cash and incur a minimum of $2,000,000 in aggregate exploration expenditures on the property by April 3, 2019.  In order to earn the additional 15% interest, the Company is required to pay Eastfield $100,000 cash within 90 days of earning the 60% interest and incur a further $500,000 in aggregate annual exploration expenditures on the property until such time as the Company is able to complete a feasibility study on the property.  As at April 30, 2016, the Company has incurred cumulative exploration expenditures of $5,000 on the Indata property.

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

FOR THE PERIOD ENDED APRIL 30, 2016

(Expressed in Canadian Dollars)

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

6.

RELATED PARTY TRANSACTIONS

Key management personnel consist of the Chief Executive Officer, Chief Financial Officer, and the directors of the Company.  The remuneration of the key management personnel is as follows:

a)

Consulting fees of $22,500 (2015 - $8,102) to the CEO of the Company.

b)

Share-based payments of $246,004 (2015 - $Nil) to the CEO, CFO, and a director of the Company.

As at April 30, 2016, the Company has recorded loans from related parties of $46,439 (US$37,009) (July 31, 2015 - $87,105 or US$67,100) representing advances made by two former directors and officers.  The advances are due on demand without interest. During the period ended April 30, 2016, $51,132 (US$36,600) of these loans were assigned to a company controlled by a director of the Company and $41,500 (US$30,091) was repaid.

As at April 30, 2016, included in due to related parties is $24,613 (July 31, 2015 - $11,313) in accounts and advances payable and accrued liabilities to current and former officers and companies controlled by directors and officers of the Company.  Of this amount, $nil (July 31, 2015 - $604) represents advances made by Skanderbeg Capital Partners Inc. (“Skanderbeg”), a company that advises the Company’s management and does promotional work for the Company.  Skanderbeg made payments on behalf of the Company until such time as the Company was able to complete a financing.

Included in general and administration expenses for the period ended April 30, 2016 is rent of $5,175 (2015 - $3,500) paid to Skanderbeg.

7.

CAPITAL STOCK AND ADDITIONAL PAID-IN-CAPITAL

Issued Capital Stock

On February 11, 2015, the Company entered into debt conversion agreements with five investors pursuant to which such investors agreed to convert an aggregate of $400,000 in debt into 20,000,000 shares of the Company’s common stock at a price of $0.02 per share.

RISE RESOURCES INC.

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE PERIOD ENDED APRIL 30, 2016

(Expressed in Canadian Dollars)

7.

CAPITAL STOCK AND ADDITIONAL PAID-IN-CAPITAL (cont’d…)

Issued Capital Stock (cont’d…)

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

On January 29, 2016, the Company completed an initial public offering, issuing an aggregate of 6,050,000 shares of common stock at a price of $0.10 per share for gross proceeds of $605,000.  In connection with the offering, the Company paid a cash commission of $48,400 and issued 484,000 agent warrants valued at $42,248 (discount rate – 0.43%, volatility – 215.3%, expected life – 2 years, dividend yield – 0%), exercisable at $0.10 per share for period of 24 months.  The Company also paid the agent a corporate finance fee of $25,000 and other share issuance costs of $51,004.

Stock Options

During the period ended April 30, 2016, the Company granted 2,700,000 stock options, exercisable at a price of $0.15 per share for a period of five years, to directors and consultants.

The following incentive stock options were outstanding at April 30, 2016:

Number of Shares	Exercise Price	Expiry Date

2,700,000	$0.15	March 22, 2021

Share-Based Payments

The Company has a stock option plan under which it is authorized to grant options to executive officers and directors, employees and consultants enabling them to acquire up to 10% of the issued and outstanding common stock of the Company.  Under the plan the exercise price of each option equals the market price of the Company’s stock, less applicable discount, as calculated on the date of grant.  The options can be granted for a maximum term of 5 years with vesting determined by the board of directors.

During the period ended April 30, 2016, the Company granted 2,700,000 (2015 – Nil) stock options with a weighted average fair value of $0.14 (2015 - $Nil). The Company recognized share-based payments expense of $369,006 (2015 - $Nil).

RISE RESOURCES INC.

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE PERIOD ENDED APRIL 30, 2016

(Expressed in Canadian Dollars)

7.

CAPITAL STOCK AND ADDITIONAL PAID-IN-CAPITAL (cont’d…)

Share-Based Payments (cont’d…)

The following weighted average assumptions were used for the Black-Scholes option-pricing model valuation of stock options granted during the period:

	2016	2015

Risk-free interest rate	0.64%	N/A
Expected life of options	5.00 years	N/A
Expected annualized volatility	151.50%	N/A
Dividend	-	N/A
Forfeiture rate	-	N/A

8.

SEGMENTED INFORMATION

The Company has one reportable segment, being the acquisition of exploration and evaluation assets located in British Columbia, Canada.

9.

SUBSEQUENT EVENTS

Subsequent to April 30, 2016, the Company:

•

Entered into an agreement with Klondike Gold Corp. (“Klondike”) regarding the purchase of a portfolio of seven gold and base metal properties in southeast British Columbia.  Under the agreement, within 60 days of signing, the Company will pay Klondike $50,000 in cash, issue 1,500,000 shares of the Company’s common stock, and issue 1,500,000 warrants.  On the one year anniversary of the first closing, the Company will pay Klondike $150,000 in cash, issue 2,000,000 shares of the Company’s common stock, and issue 1,000,000 warrants.  Klondike will retain a 2% net smelter return royalty (“NSR”) and the Company will have the right to purchase 50% of the NSR for $1,000,000 at any time after the first closing.  Each of the warrants is exercisable for a period of two years into one share of the Company’s common stock at a price that is a 20% premium to the 10-day volume-weighted average price of the stock on the CSE immediately prior to the date of issuance.

•

Issued 19,520 common shares on exercise of agent warrants at $0.10 per share.

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

Description of Business

We are a mineral exploration company with a copper/gold property under option.  Our common stock is currently traded on the OTC Markets under the symbol “RYES”, and listed on the Canadian Securities Exchange (the “CSE”) under the symbol “UPP”.   We ceased to be an OTC reporting issuer on February 2, 2016.

On May 18, 2015, we entered into an option agreement (the “Option Agreement”) with Eastfield Resources Ltd., a British Columbia company with its common shares listed for trading on the TSX Venture Exchange under the symbol “ETF” (“Eastfield”), pursuant to which Eastfield granted us the exclusive and irrevocable option to acquire up to a 75% undivided interest in and to certain mineral claims known as the Indata property located in the Omineca Mining Division in British Columbia, Canada (the “Indata Property”).  In order to earn the initial 60% interest, we are required to pay Eastfield an aggregate of $350,000 in cash and incur a minimum of $2,000,000 in aggregate exploration expenditures on the Indata Property by April 3, 2019.  In order to earn the additional 15% interest, we are required to pay Eastfield $100,000 within 90 days of earning the 60% interest and incur a further $500,000 in aggregate annual exploration expenditures on the Indata Property until such time as we are able to complete a feasibility study on the Property. Upon the completion of a feasibility study, the additional 15% interest will be deemed to have been earned.

Prior to entering into the Option Agreement, we were a development stage company engaged in exploring and evaluating potential strategic transactions in multiple industries, including but not limited to mineral properties and technology.

On May 31, 2016, we entered into a property purchase agreement with Klondike Gold Corp., a British Columbia company with its common shares listed for trading on the TSX Venture Exchange under the symbol “KG” (“Klondike”) regarding the purchase of a portfolio of seven gold and base metal properties in southeast British Columbia consisting of 150 mining claims with a total area of 28,000 hectares.  Under the agreement, within 60 days of signing, we are required to pay Klondike $50,000 in cash, issue 1,500,000 shares of common stock, and issue 1,500,000 warrants.  On the one year anniversary of that date, we are required to pay Klondike $150,000 in cash, issue 2,000,000 shares of common stock, and issue 1,000,000 warrants.  Klondike will retain a 2% net smelter return royalty and we will have the right to purchase 50% of this royalty for $1,000,000 at any time after the first closing date.  Each of the warrants is exercisable for a period of two years into one share of our common stock at a price that is a 20% premium to the 10-

day volume-weighted average price of the stock on the CSE immediately prior to the date of issuance.

Plan of Operations

As at April 30, 2016, we had a cash balance of $267,763, compared to a cash balance of $18,000 as of July 31, 2015.

Our plan of operations for the next 12 months is to carry out the first of a two-phase exploration program on the Indata Property at a total cost of approximately $304,610, as follows:

Phase I: Line Cutting, Mapping, Geophysical and Geochemical Surveys

Description	Amount ($)
Field supervision / mapping (fees)	40,800
Field supervision room & board expenses	19,125
Line cutting (including personnel costs, room & board and vehicle expenses)	84,600
Field supervision / sampling (fees)	13,600
Soil sampling (including personnel costs, room & board and vehicle expenses)	9,180
Soil and rock sample analysis	20,000
IP and magnetics survey	68,000
Geophysical surveying costs (including room & board and vehicle expenses)	24,800
Reporting and drafting	10,000
Contingency	14,500
Total	304,605

The first phase combines line cutting, soil sampling and geophysics work to provide the information needed to determine drill targets, if any, for the second phase and will achieve the exploration budget for the next 12 months required by the agreement with Eastfield.  We expect to complete the second phase of the exploration program by November 30, 2017, as follows:

Phase II: Drilling Program

Description	Amount ($)
Drilling costs	160,000
Site preparation	10,000
Sample analysis	10,000
Geologist / supervisor (fees)	30,000
Field crew (fees)	12,000
Field crew expenses (including room & board, vehicle expenses and equipment expenses)	38,000
Data compilation / report preparation	10,000
Contingency	13,500
Total	283,500

We are currently evaluating the seven southeast British Columbia properties that we intend to purchase from Klondike.  An exploration program will be compiled based on the findings from this evaluation.

In addition to the two phase program and future work on the southeast British Columbia properties, we anticipate spending approximately $137,500 on general operating expenses, including fees payable in connection with our filing obligations as a reporting issuer in both the United States and Canada, as follows:

Description	Amount ($)
Consulting fees	72,000
Professional fees	17,500
Filing and regulatory expenses	5,500
Rent	12,000
Marketing and website development expenses	9,000
General and administrative expenses	21,500
Total	137,500

We do not currently have sufficient funds to carry out the two-phase exploration program or cover our anticipated general operating expenses for the year, so we will require additional funding. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock or from loans from one of several directors or officers, or companies controlled by directors or officers.  We do not have any arrangements in place for any future equity financing or loans, and if we are not successful in raising additional financing, we anticipate that we will not be able to proceed with our business plan.

During the year ended July 31, 2015, we entered into debt conversion agreements with a total of 20 investors pursuant to which such investors agreed to convert an aggregate of $647,657 in debt into 31,504,677 shares of our common stock at a price of $0.02 per share, and completed a non-brokered private placement, issuing an aggregate of 6,000,002 shares of our common stock to six investors at a price of $0.035 per share for gross proceeds of $210,000. Of the 31,504,677 shares issued, 13,000,186 were cancelled during the period ended April 30, 2016. On January 29, 2016, we completed an initial public offering, issuing an aggregate of 6,050,000 shares of common stock at a price of $0.10 per share for gross proceeds of $605,000. On February 1, 2016, our common stock commenced trading on the CSE.

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

•

the market price for any minerals that may be discovered on the Indata Property;

•

the results of our proposed exploration program on the Indata Property.

We have not attained profitable operations and are dependent upon obtaining financing to pursue our proposed exploration activities. For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Results of Operations

For the Nine Months Ended April 30, 2016 and 2015

Our operating results for the nine month periods ended April 30, 2016 and 2015 are summarized as follows:

	For the nine months ended April 30, 2016	For the nine months ended April 30, 2015
Bad debt expense	$-	$6,748
Consulting	69,233	61,146
Filing and regulatory	24,102	18,635
Foreign exchange	(753)	(96,347)
Gain on settlement of payables	(41,982)	(9,127)
General and administrative	16,245	29,621
Mineral property costs	-	4,733
Professional fees	45,157	28,652
Promotion and shareholder communication	8,124	883
Share-based payments	369,006	-
Income (loss) for the period	(489,132)	(44,944)

In general, our expenses increased overall during the nine months ended April 30, 2016 from the same period in the prior year primarily due to an increase in activity during the period, including the Company’s IPO and listing on the CSE during the period.

Liquidity and Capital Resources

Working Capital

	At April 30, 2016	At July 31, 2015	Change between July 31, 2015 and April 30, 2016
Current Assets	$290,576	$74,889	$215,687
Current Liabilities	154,105	268,889	(114,784)
Working Capital/(Deficit)	136,471	(194,000)	330,471

Cash Flows

	For the nine months ended April 30, 2016	For the nine months ended April 30, 2015
Net Cash used in Operating Activities	$(202,436)	$(18,565)
Net Cash (used in) provided by Investing Activities	(71,500)	11,902
Net Cash provided by in Financing Activities	523,699	210,000
Effect of foreign exchange on cash	-	(111,132)
Net Increase (Decrease) in Cash During Period	249,763	92,205

As of April 30, 2016, we had $267,763 in cash, $290,576 in current assets, $154,105 in current liabilities, a working capital of $136,471 and an accumulated deficit of $1,693,154.

Operating activities used net cash of $202,436 and $18,565 during the nine months ended April 30, 2016 and 2015, respectively.  Investing activities used net cash of $71,500 and provided net cash of $11,902 during the nine months ended April 30, 2016 and 2015, respectively.  Financing activities provided net cash of $523,699 and $210,000 during the nine months ended April 30, 2016 and 2015, respectively.  All of the net cash we received from financing activities during the current period was attributable to issuances of our common stock.

We expect to operate at a loss for at least the next 12 months. We have no agreements for additional financing and cannot provide any assurance that additional funding will be available to finance our operations on acceptable terms in order to enable us to carry out our business plan. There are no assurances that we will be able to complete further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to carry out any exploration work on the Indata Property and our business may fail.

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

As of the end of the period covered by this Report, the Company carried out an evaluation, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures.  Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that its internal control over financial reporting was not effective as of April 30, 2016 because the following material weakness in internal control over financial reporting existed as of that date:

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the period ended April 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Other than as described above, we are not aware of any material pending legal proceedings to which we are a party or of which the Indata Property is the subject.  We also know of no proceedings to which any of our directors, officers or affiliates, or any registered or beneficial holders of more than 5% of any class of our securities, or any associate of any such director, officer, affiliate or security holder are an adverse party or have a material interest adverse to us.

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

By:	/s/ Fred Tejada
Fred Tejada, Chief Executive Officer
Date:	June 14, 2016