Form 10-K
period 2016-07-31
Rise Resources Inc.
filed 2016-10-31
CIK 1424864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________________

FORM 10-K

____________________________

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2016

Commission File Number: 000-53848

RISE RESOURCES INC.

 (Exact name of registrant as specified in its charter)

Nevada	30-0692325
(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)

488 – 1090 West Georgia Street

Vancouver, British Columbia, Canada V6E 3V7

(Address of principal executive offices)

(236) 521-0583

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

Indicate by check mark whether the registrant(1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☒ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

☐ Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal year end: $4,721,031.80

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of October 31, 2016 the registrant had 33,266,261 shares of common stock issued and outstanding.

Table of Contents

Item

Page

PART I

Item 1.

Business

4

Item 1A.

Risk Factors

31

Item 1B.

Unresolved Staff Comments

31

Item 2.

Properties

31

Item 3.

Legal Proceedings

32

Item 4.

Mine Safety Disclosures

32

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer

Purchases of Equity Securities

32

Item 6.

Selected Financial Data

35

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of

Operations

35

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk

39

Item 8.

Financial Statements and Supplementary Data

39

Item 9.

Changes in and Disagreements With Accountants on Accounting and Financial

Disclosure

40

Item 9A.

Controls and Procedures

40

Item 9B.

Other Information

40

PART III

Item 10.

Directors, Executive Officers and Corporate Governance

41

Item 11.

Executive Compensation

45

Item 12.

Security Ownership of Certain Beneficial Owners and Management and

Related Stockholder Matters

45

Item 13.

Certain Relationships and Related Transactions and Director Independence

48

Item 14.

Principal Accounting Fees and Services

49

Item 15.

Exhibits, Financial Statement Schedules

49

SIGNATURES

51

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

CURRENCY

In this Report, unless otherwise indicated, all dollar amounts are expressed in Canadian dollars and references to $ are to Canadian dollars.

PART I

Item 1.

Business

DESCRIPTION OF BUSINESS

General

The Company is a mineral exploration company and its primary asset is a copper/gold property under option. The Company’s common stock is currently traded on the OTC Markets under the symbol “RYES”, and listed on the Canadian Securities Exchange (the “CSE”) under the symbol “UPP”.   The Company ceased to be an OTC reporting issuer in Canada on February 2, 2016.

On May 18, 2015, the Company entered into an option agreement (the “Option Agreement”) with Eastfield Resources Ltd., a British Columbia company with its common shares listed for trading on the TSX Venture Exchange under the symbol “ETF” (“Eastfield”), pursuant to which Eastfield granted the Company the exclusive and irrevocable option to acquire up to a 75% undivided interest in and to certain mineral claims known as the Indata property located in the Omineca Mining Division in British Columbia, Canada (the “Indata Property”).  In order to earn the initial 60% interest, the Company is required to pay Eastfield an aggregate of $350,000 in cash and incur a minimum of $2,000,000 in aggregate exploration expenditures on the Indata Property by April 3, 2019.  In order to earn the additional 15% interest, it is required to pay Eastfield $100,000 within 90 days of earning the 60% interest and incur a further $500,000 in aggregate annual exploration expenditures on the Indata Property until such time as the Company is able to complete a feasibility study on the property.  Upon the completion of a feasibility study, the additional 15% interest will be deemed to have been earned.

Prior to entering into the Option Agreement, the Company was a development stage company engaged in exploring and evaluating potential strategic transactions in multiple industries, including but not limited to mineral properties and technology.

On May 31, 2016, the Company entered into a property purchase agreement (the “Purchase Agreement”) with Klondike Gold Corp., a British Columbia company with its common shares listed for trading on the TSX Venture

Exchange under the symbol “KG” (“Klondike”), regarding the purchase of a portfolio of seven gold and base metal properties in southeast British Columbia consisting of 150 mining claims with a total area of 28,000 hectares (collectively, the “Klondike Properties”).  Under the Purchase Agreement, on July 13, 2016 (the “First Closing”), the Company paid Klondike $50,000 in cash, issued 1,500,000 shares of the Company’s common stock, and issued 1,500,000 warrants exercisable at a price of $0.227 per share until July 13, 2018.  On the one year anniversary of the First Closing, the Company is required to pay Klondike $150,000 in cash, issue 2,000,000 shares of the Company’s common stock, and issue 1,000,000 warrants.  Klondike will retain a 2% net smelter return royalty (“NSR”) and the Company will have the right to purchase 50% of the NSR for $1,000,000 at any time after the First Closing.  Each of the warrants is exercisable for a period of two years into one share of the Company’s common stock at a price that is a 20% premium to the 10-day volume-weighted average price of the stock on the CSE immediately prior to the date of issuance.

On August 30, 2016, the Company entered into an option agreement with three parties to purchase an undivided 100% interest in and to certain mineral lands and surface rights in the United States (the “US Property”).  A significant historic gold mine is located on the US Property, which consists solely of private land.  Upon the execution of the option agreement, the Company paid the vendors a non-refundable cash deposit in the amount of USD$25,000, and an additional cash payment of US$2,000,000 is required to exercise the option.

The Company believes it can prepare a mineral resource estimate, exploration plan, and a preliminary mine plan through processing historic data on the US Property within two months of the closing of the purchase.

On October 6, 2016, the Company announced a non-brokered private placement of up to 17,500,000 units at a price of $0.20 per unit for gross proceeds of up to $3,500,000 (the “Private Placement”).  Each unit will consist of one share of the Company’s common stock and one-half of a transferable share purchase warrant, with each whole warrant exercisable into one share of common stock at a price of $0.40 for a period of two years from the date of issuance.  The Company expects to use the proceeds from the Private Placement for the exercise of the option on the US Property, of which there is no guarantee, and for general working capital purposes.

Business Development

The Company was incorporated in the state of Nevada on February 9, 2007 under the name Atlantic Resources, Inc.

In early 2012, the Company identified an opportunity with respect to the option to acquire a 50% interest in a mineral resource property known as the La Buena Project from San Marco Resources Inc., a British Columbia corporation at arm’s length to the Company with its common shares listed for trading on the TSX Venture Exchange under the symbol “SMN” (“San Marco”). On May 17, 2012, the Company entered into an assignment agreement with Skanderbeg Capital Partners Inc. (“Skanderbeg”), a British Columbia corporation that is a related party to the Company, pursuant to which the Company acquired all of Skanderbeg’s right, title and interest in and to an option agreement between Skanderbeg and San Marco dated February 28, 2012 in exchange for $100,000 in cash, thereby acquiring such an option.  Pursuant to the option agreement and in partial exercise of the option, the Company issued 1,000,000 shares of its common stock to San Marco on June 18, 2012. During the year ended July 31, 2013, the Company decided not to move forward with the La Buena Project and on January 29, 2013, the Company entered into a settlement and release agreement with San Marco and Skanderbeg pursuant to which the Company issued 400,000 shares of common stock valued at US$92,000 to San Marco and paid San Marco US$10,000 in cash in order to terminate the option agreement and its obligations to San Marco thereunder.

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

On June 19, 2012, the Board of Directors approved the cancellation and sale of a portion of 72,000,000 post-split shares of common stock held by its former director, officer and majority shareholder, Raffi Khorchidian. Effective that day, the shareholder cancelled and returned to treasury 52,000,000 shares of the Company’s common stock and sold an aggregate of 3,000,000 shares of common stock to certain of the Company’s current and former directors, including 500,000 shares to Fred Tejada, the Company’s President, Secretary and director, at a price of US$0.0014 per share. Mr. Khorchidian currently holds the balance of 17,000,000 shares of the Company’s common stock (212,500 Shares following the completion of the 1 for 80 reverse split described below). Following the cancellation, there were 61,800,000 shares of common stock issued and outstanding.

In early 2013, the Company identified an opportunity with respect to the option to acquire a 75% interest in a mineral resource property known as the KM 66 Project from Bearing Resources Ltd., a British Columbia corporation at arm’s length to the Company with its common shares listed for trading on the TSX Venture Exchange under the symbol “BRZ” (“Bearing”). On February 18, 2013, the Company entered into an option agreement with Bearing and a wholly-owned subsidiary of Bearing pursuant to which the Company issued 1,200,000 shares of common stock to Bearing valued at US$192,000 and paid Bearing US$50,000 in cash in partial satisfaction of its obligations under the option agreement. The Company was unable to satisfy the balance of the terms of the option agreement and it was terminated during the year ended July 31, 2013.

On October 31, 2013, the Company entered in to a binding letter of intent with Wundr Software Inc., a private Canadian corporation at arm’s length to the Company (“Wundr”), pursuant to which the Company expected to acquire 100% of the issued and outstanding common shares of Wundr. The Company advanced US$50,038 to Wundr as a loan while the letter of intent was in effect, which amount was subsequently recorded as bad debt expense. The Company decided not to proceed with the transaction, and it announced that the letter of intent had expired on January 10, 2014.

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

On February 11, 2015, the Company entered into debt conversion agreements with five investors pursuant to which such investors agreed to convert an aggregate of $400,000 in debt into 20,000,000 shares of the Company’s common stock at a price of $0.02 per share.  On October 28, 2015, the investors agreed to cancel an aggregate of 8,571,428 of those shares on a pro rata basis to increase the effective conversion price to $0.035 per share.

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

On March 31, 2015, the Company entered into debt conversion agreements with 13 investors pursuant to which such investors agreed to convert an aggregate of approximately $206,675 in debt into 10,333,771 shares of the Company’s common stock at a price of $0.02 per share. On April 9, 2015, following the completion of the Authorized Capital Increase, the Company formally issued these shares.  On October 28, 2015, the investors agreed to cancel an aggregate of 4,428,758 of those shares on a pro rata basis to increase the effective conversion price to $0.035 per share.

On April 3, 2015, the Company entered into a letter of intent with Eastfield that was subsequently replaced by the Option Agreement.

On April 23, 2015, the Company entered into debt conversion agreements with two investors pursuant to which such investors agreed to convert an aggregate of approximately $40,982 in debt into 1,170,906 shares of the Company’s common stock at a price of $0.035 per share. On the same day, the Company also issued an aggregate of 6,000,002 shares of common stock to six investors at a price of $0.035 per share in exchange for gross proceeds of $210,000.

On August 1, 2015, the Company changed its functional currency from the United States dollar to the Canadian dollar.

On January 29, 2016, the Company completed the issuance and sale of an aggregate of 6,050,000 shares of common stock at a price of $0.10 per share in a Canadian public offering in exchange for gross proceeds of $605,000.  The shares were qualified for distribution in the provinces of British Columbia and Alberta pursuant to a final long form prospectus of the Company dated November 10, 2015. Pursuant to an agency agreement dated September 22, 2015 between the Company and one Canadian selling agent, the Company paid the agent a cash commission equal to 8% of the gross proceeds ($48,400) and issued the agent and one sub-agent an aggregate of 484,000 warrants valued at $42,248 (discount rate – 0.43%, volatility – 215.3%, expected life – 2 years, dividend yield – 0%), each of which is exercisable into one share of common stock at a price of $0.10 per share for a period of 24 months.  The Company also paid the Canadian selling agent a corporate finance fee of $25,000 and incurred other share issuance costs of $51,004.

On February 1, 2016, our common stock commenced trading on the Canadian Securities Exchange (“CSE”).

On May 31, 2016, the Company entered into the Purchase Agreement with Klondike.  The First Closing of the agreement occurred on July 13, 2016, at which time the Company paid Klondike $50,000 in cash, issued 1,500,000 shares of the Company’s common stock valued at $240,000, and issued warrants exercisable at a price of $0.277 per share until July 13, 2018.

On August 1, 2016, Fred Tejada resigned as the Chief Executive Officer of the Company and the Board of Directors appointed Benjamin Mossman as a director of the Company and to the fill the Chief Executive Officer vacancy resulting from Mr. Tejada’s resignation. Mr. Tejada continues to serve as the President, Secretary and a director of the Company.

On August 31, 2016, Michael Evans resigned as a director of the Company and the Board of Directors appointed John D. Anderson to fill the director vacancy and the audit committee vacancy resulting from Mr. Evans’ resignation.

The Company’s common stock is currently eligible for quotation on the OTC Pink Current Information tier of the over-the-counter market operated by OTC Markets Inc. under the name “Rise Resources Inc.” and the trading symbol “RYES”, and also listed for trading on the CSE under the symbol “UPP”. The Company ceased to be an OTC reporting issuer in Canada on February 2, 2016.  As of the date of this Report, the Company has 33,266,261 shares of common stock issued and outstanding.

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

Pb – lead

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

Tuff – a type of rock consisting of consolidated volcanic ash ejected from vents during a volcanic eruption

Ultramafic – igneous and meta-igneous rocks with very low silica content

Vein – A fissure, fault or crack in a rock filled by minerals that have travelled upwards from some deep source

Volcanic rocks – Igneous rocks formed from magma that has flowed out or has been violently ejected from a volcano

Zn – Zinc

Zone – an area of distinct mineralization

Mineral Properties

Indata Property

Location and Means of Access

The Indata Property is situated in north-central British Columbia on the east side of Albert Lake, two kilometres west of the north end of Indata Lake.  It is approximately 130 kilometres northwest of the community of Fort St James and 230 kilometres northwest of the city of Prince George.  The Indata Property is located in the Omineca Mining Division of British Columbia.

The Indata Property is roughly centered on UTM coordinates 351900E / 6141200N (datum NAD 83 Zone 10) and 55 23’N / 125 19, West latitude / longitude on NTS sheets 093N034 and 035. The Indata Property location is shown in Figure 1 below.

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

Access to the Indata Property is from Fort St. James via the Leo Creek Forestry Road to near Tchentlo Lake and then on a road built by Eastfield to the northern part of the Indata Property.  This road was built to British Columbia Ministry of Forests’ logging road standards and provides good access for trucks and heavy machinery such as drill rigs and bulldozers.  Driving time from Fort St. James to the Indata Property is approximately two hours.  Smaller haul and tote roads have been constructed from the main road to other areas of the Indata Property.  Away from the roads, access is on foot only except for a few areas where helicopter landing sites have been prepared.

All of the land within the Indata Property is held by the Crown, and there are no permanent structures in the area.

Description of the Indata Property

The Indata Property consists of 18 mineral claims totaling 3,170.03 hectares and is situated in a complex geological setting adjacent to the Pinchi Fault, a major structure separating the Cache Creek and Quesnel Terranes.  All of the claims that comprise the Indata Property are in good standing according to Mineral Titles Online (British Columbia’s internet-based electronic mineral titles administration system).  Importantly, a holder of mineral claims in British Columbia is not entitled to surface rights.

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

The Nation Lakes Provincial Park abuts the Indata Property on its north and east sides and partially overlaps the claims.  However, the claims were staked prior to the creation of the park and the entirety of the claims area remains valid.  On June 29, 2000, the Order in Council of the Government of British Columbia creating the Nation Lakes Park (published on April 9, 2003) specifically excluded the Schnapps #1 (238722), Schnapps #2 (238723), Schnapps #4 (238860), Indata #2 (239379) and Indata #3 (240192) mineral claims from the park, as is currently stipulated in the Protected Areas of British Columbia Act, Schedule D.  The park boundaries are included in Figure 2.

Figure 2: Map of Indata Claims

In British Columbia, a “Notice of Work” filed with the Department of Energy and Mines is generally required in order for exploration work to be carried out, though exceptions can be made for small programs with limited surface disturbance.  There is a current Notice of Work (#100038) filed on the Indata Property which allows for the installation of “Grids, Camps and Helicopter Pads”, “Access Construction, Modification or Reclamation”, and seven holes of “Surface Drilling”.  As a condition of granting this Notice of Work, an Archeological Review was requested and conducted.  This Notice of Work is valid until December 15, 2016.

History

The initial claims on the Indata Property were staked by Imperial in 1983, and in 1984, Imperial began to explore the Indata Property.  Following initial soil sampling and the staking of additional claims, a four-hole diamond drilling program was completed to explore copper mineralization observed in an outcrop near the northeast side of Albert Lake (the Lake Zone).  This program resulted in the discovery of low grade chalcopyrite mineralization including 9.3 metres of 0.20% Cu in one drill hole.  Hole depths were relatively shallow; to a maximum of 76.8 metres.

On March 3, 1986, Imperial sold the claims to Eastfield pursuant to a sale agreement that also covered the sale of other of Imperial properties, for a total sum of $1, subject to a number of terms that included the right of Imperial to acquire up to a 30% interest in the Indata Property at a later date.

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

On February 25, 1988, Imperial acquired a 30% interest in the Indata Property from Eastfield and the two parties entered into a joint venture.  Imperial has not participated in exploration funding in recent years and its interest in the joint venture has therefore been diluted.  As of the date of this Report, it stands at 8.9%, while Eastfield retains the remaining 91.1%.

In 1988 a heavy mineral sampling program was conducted on streams on the claims.  Most results were unimpressive, even those that drained the area of the precious metal bearing polymetallic vein mineralization, except for an east draining creek which returned a value of 3360 ppb Au in the southeast corner of the Indata Property.

In 1995, after construction of an access road through the southern part of the Indata Property, built to standards for log haulage, a trenching program was completed near the northeast corner of Albert Lake, over the copper zone previously defined by soil sampling and the 1985 drilling.  One of these trenches returned analyses which averaged 0.36% copper over a length of 75 metres.

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

Clear Creek returned with another drill program in the copper zone area in 1998 which confirmed and exceeded the 1996 drilling results and also identified an altered granodiorite stock with copper mineralization adjacent to the eastern edge of Albert Lake.  A new zone of copper mineralization was also discovered in a fan of three holes: 98-I-4, 5 and 9, located 350 metres southeast of the previous drill intercepts, halfway to the zone of polymetallic veins.  Road construction exposed silicified volcanic rocks in a road cut in the southern part of the existing grid where grab samples showed the presence of copper sulfides along with enriched gold values, demonstrating for the first time an association of copper and gold on the Indata Property.

In 2000, a helicopter borne very low frequency (VLF) and magnetic survey was flown across the Indata Property.  A total of 595 east-west line kilometres were flown by Aerodat Ltd.  The data was later reprocessed by Furgo Airborne Surveys Corp.  No new exploration targets were derived from this work.

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

Max Resource Corp. optioned the Indata Property in 2008 and funded a five hole 1056.2 metre diamond drill program, focusing mostly on the polymetallic vein zone.  Highlights included hole 08-I-2, which returned 8.20g/t Au over 0.3 metres and 08-I-3 which returned 209g/t Ag over 0.5 metres.

In 2010, the Indata Property was optioned to Oceanside Capital Corporation (“Oceanside”).  During that year a program of ground geophysics and soil sampling was conducted.  Four north-south lines totaling 5.4 kilometres were emplaced and an IP and magnetic survey was run along these.  One of the lines ran along the east side of the north end of Albert Lake across the area of the previously known copper in soil anomaly and where previous porphyry copper mineralization encountered in the 2005 drilling (the Lake Zone).  The other three lines tested the area of the strong gold, arsenic, antimony and bismuth in soil anomaly discovered in 2007 in the northwest part of the Indata Property (the Northwest Soil Anomaly).

A strong chargeability high was returned from the Lake Zone area, coincidental with the copper in soil anomaly.  Chargeability highs were also discovered in the northwest and southeast areas of the other three lines in the Northwest Soil Anomaly, roughly flanking a prominent ridge of recrystallized limestone.

Also in 2010, a total of 471 soil samples were collected.  The four IP lines were sampled and three other widely spaced reconnaissance type east-west lines were emplaced and sampled in the southern part of the Indata Property to the south of the existing grids.  The multi-element “epithermal-type” soil anomaly in the northwest part of the Indata Property was confirmed and spotty gold and copper anomalies were discovered on the southern lines.

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

In 2012, Oceanside and Eastfield constructed 3.2 kilometers of drill road access along with the construction of six drill sites.  Eighteen rock samples were collected during this work, one of which returned an analysis of 0.78% copper in dacitic volcanic float from a new road in the southern part of the Indata Property, in the area of the 2010-2011 soil sampling and geophysical work.

The 2013 program was focused on the southern part of the Indata Property in the area where the copper bearing float was discovered in 2012.  Minor prospecting and rock sampling was conducted and additional mineralized float and rubble was found in the area.  Three 1000 metre east-west soil lines were emplaced in the same area with samples collected at 50 metre intervals, to a total of 62 samples.  A number of localized copper anomalies were discovered.  As well, 17 silt samples were taken from a number of areas of the Indata Property.  A single high gold value was returned from a sample in the southeast corner of the Indata Property.  Subsequent to this work, Oceanside terminated its option on the Indata Property in October 2013.

Geologic Setting

Regional Geology

The Indata Property lies west of and along splay faults related to the contact of two major terranes of the Canadian Cordillera: the Quesnel and Cache Creek Terranes.  The contact between these terranes is marked by the Pinchi Fault Zone, a high angle reverse fault of regional extent, and associated splay faults where Cache Creek strata to the west have been thrust over Takla strata to the east.  The fault zone is up to 10 kilometres in width.  The regional geology of the Indata Property area is shown in Figure 3.

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

A northwest-striking fault bounded block situated between the two terranes (within the Pinchi Fault Zone) underlies the Indata Property.  This block is underlain largely by limestone within which a sliver of mafic and intermediate volcanic rocks is preserved.  Both the limestone and volcanic rocks are considered here to be part of the Cache Creek Group but the evidence for this is equivocal as similar strata occur within the Takla Group elsewhere in the region.  As well, the volcanic rocks in this block have been subjected to greenschist facies metamorphism, similar to what is normally found in Cache Creek rocks, whereas generally the metamorphic grade of the Takla Group volcanic rocks is rarely higher than zeolite facies.  But the area’s proximity to such a major fault may locally have raised the metamorphic grade as has been demonstrated further to south along the Pinchi fault at Pinchi Lake where metamorphic grade increases to blueschist grade at the fault.  It is also possible that the major fault movements along the Pinchi Lake Fault have juxtaposed Cache Creek limestone against Takla volcanic rocks within this fault block.

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

Property Geology

There are no comprehensive geological maps of the Indata Property.  A generalized map showing outcrop locations of the various lithologies is shown in Figure 4.

Figure 4: Indata Property Geology

Indata Property Geology

Granodiorite, (diorite centre east)
Serpentinite
Gabbro/Peridotite
Andesite, Pillowed Basalt, Pyroclastic
Volcaniclastic (andesitic to dacitic)
Limestone, Dolomite, (minor Shale)
Vein (Au-Ag), (quartz or quartz-carbonate)
Porphyry Copper Target Area
Albert Lake
0
1,000
metre
K
SJ
N
Rise Resources Ltd.
Indata Property
Outcrop Geology Map
Fig 4

Lithologies

The Indata Property is underlain by two main supracrustal assemblages: limestone with minor intercalated shale; and andesitic volcanic rocks that were deposited under marine conditions.  As discussed above, it is uncertain whether these rocks belong to the Cache Creek or Quesnel Terranes.

Limestone crops out as prominent hills and bluffs in the northern, western and southern parts of the area.  Although generally massive, in places bedding is defined by thin shaley partings and by intraformational limestone conglomerate.  Breccias formed by carbonate dissolution are displayed within karst topography in the southwestern part of the Indata Property at the southern end of Albert Lake.

Volcanic rocks underlying the Indata Property are of andesitic composition and can be subdivided into two broad units.  In the western part of the Indata Property, volcanic rocks consist of pillow lava, pillow breccia, coarse tuff breccia and fine-grained crystal lithic tuff.  The dominant mafic mineral in these rocks is amphibole, now represented by tremolite/actinolite but was probably hornblende prior to alteration.  The second volcanic unit consists of massive to poorly bedded volcanic tuff with variable amounts of amphibole phenocrysts.  Although commonly poorly bedded, bedding planes and fining upwards sequences can be recognized in places.

Intrusive rocks recognized on the Indata Property range in composition from ultramafic to granite and underlie the central part of the Indata Property area.  Hornblende diorite occurs as a pluton which extends along part of the eastern side of the central part of the Indata Property and as dykes.  The bulk of this pluton has a fine to medium-grained hypidiomorphic granular texture although both marginal phases of the pluton and the dykes are porphyritic.  A small part of the pluton is of quartz diorite composition although primary quartz is generally absent.  While diorite dykes are common within the volcanic rocks of the Indata Property, no diorite intrusions have been observed within the limestone unit, suggesting that the diorite and volcanic rocks are of similar age and are either older than the massive limestone or that the limestone is allochthonous with respect to the volcanics and was emplaced adjacent to the volcanic strata after volcanism and plutonism had ceased.

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

The youngest intrusive rocks of the Indata Property consist of medium to coarse-grained grey and reddish grey biotite quartz monzonite and granite.  Whereas all other intrusive rocks in the area have been emplaced only into volcanic strata, this unit also intrudes limestone of the Cache Creek Group.

A large part of the Indata Property is covered by glacial and fluvioglacial deposits.  Extensive areas of glacial derived clay in low-lying areas complicate geochemical soil results.

Structure and Metamorphism

The area covered by the Indata Property can be divided into two structural domains: (i) the area underlain by carbonate rocks which is characterized by concentric folds and the development of a penetrative fabric in finer grained clastic interbeds; and (ii) that area underlain by volcanic strata which has undergone brittle deformation only.  Contacts between carbonate and volcanic strata are obscured by young cover but are inferred to be northwesterly-striking faults.  Drilling and geological mapping in the central part of the Indata Property has indicated the presence of a number of westerly-striking faults which show normal displacements of up to a few tens of metres.

Carbonate rocks have generally been recrystallized with the common development of sparry calcite while fine grained clastic interbeds display a greenschist facies mineral assemblage.  The assemblage actinolite/tremolite-chlorite-epidote within the matrix of volcanic rocks also suggests the attainment of greenschist grade of regional metamorphism in these strata.

Mineralization

Exploration on the Indata Property has resulted in the discovery of a number of metallic mineral occurrences which can be divided into two main types: porphyry copper mineralization and quartz-carbonate polymetallic vein mineralization.  The location of these zones of mineralization is shown in Figure 5.

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

Polymetallic veins have been recognized in the central part of the Indata Property to the east of the porphyry copper mineralization (see Figures 5 and 6) within andesitic volcanic rocks and serpentinized ultramafics.  The veins generally occupy a northerly-striking fault zone dipping shallowly to the east.  Within ultramafic rocks, the veins are accompanied by zones of intense carbonate and talc alteration zones which range in width from a few metres to over 50 metres in deeper and more easterly parts of the fault.  Proximal to the veins in volcanic rocks, especially adjacent to ultramafic contacts, alteration is dominated by silicification and the formation of quartz-carbonate veinlets but silicification is not common within ultramafic rocks.

To date, five separate mineralized polymetallic veins have been located on the Indata Property.  Four of these are in the central part of the Indata Property on top of the ridge between Indata and Albert Lakes, and all have general north-south orientations.  The longest of these has been traced in drilling for over 450 metres.  The fifth vein occurs to the northwest, halfway towards the Lake Zone porphyry copper mineralization, where a 10 centimetre vein was discovered in 2007.  This vein has an east-west orientation.

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

The relationship between the porphyry copper mineralization and the polymetallic veins has yet to be established although it is possible that the polymetallic vein mineralization represents an outer zone to a central, copper-dominated part of the same hydrothermal system.  The host volcanic rocks of the porphyry copper mineralization exhibit a mineral assemblage consistent with both propylitic hydrothermal alteration and greenschist faces regional metamorphism and could be a result of either one of, or both processes.  Because of poor outcrop and the paucity of drilling within the copper zone and in areas away from the polymetallic veins, a regional hydrothermal zonation has not been adequately interpreted within the Indata Property.  Alternatively the veins and porphyry copper style mineralization may be unrelated and are present together as coincidence, centered on the strong structural provenance of the Pinchi Fault Zone.

Deposit Type

The Indata Property is host to mineralization of two deposit types: polymetallic precious metal veins and porphyry copper.  Porphyry copper mineralization is known on the Indata Property from the Lake Zone on the east side of Albert Lake, some 500 metres west of the area of the polymetallic veins.  Drill results here include 145.4 metres averaging 0.20% Cu, which includes a higher grade interval of 24.1 metres of 0.37% Cu.  There are a number of other porphyry copper occurrences in the area.  The Central Zone of Serengeti Resources’ Kwanika Project, located 14 kilometres north of the Indata Property, contains an indicated resource of 244 million tonnes averaging 0.23% Cu, 0.21 g/t Au and 0.69 g/t Ag. (Roscoe Postle and Associates NI 43-101 Technical Report for Kwanika Property Preliminary Economic Assessment, 2013, Report filed on SEDAR March 4, 2013).

“Homestake” style gold mineralization, similar to the Indata Property vein occurrences, occurs at the Snowbird deposit located near Fort St. James to the south of the Indata region, and at Mt. Sir Sidney Williams to the north of the Indata Property.  Arsenopyrite-stibnite-chalcopyrite-pyrite veins with enriched precious metals occur at these occurrences at or near the contact of mafic and ultramafic rocks.  Drill results from polymetallic veins on the Indata Property have reached as high as 4.0 metres of 46.20g/t Au and 2.0g/t Ag in hole 88-I-11, and 3.2 metres of 0.01 g/t Au and 354.1 g/t Ag in hole 89-I-6.

Other mineralization styles are known from elsewhere in the region.  Epithermal mercury mineralization in carbonate rocks occurs at the former producing Bralorne-Takla Mercury Mine, located 26 kilometres north of the Indata Property, and Pinchi Mine, located 100 kilometres to the southeast.  The Lustdust skarn deposit is located 1.5 kilometres west of the Bralorne-Takla Mine, and has returned drill results including 0.80% copper and 0.67g/t gold over 59 metres and 2.19% copper and 24.04 g/t gold over 15 metres.

Plan of Operations

The Company plans to explore the under-explored southern part of the Indata Property (Area B of Figure 6), where recent exploration has discovered indications of porphyry mineralization.  These indicators include coincidental copper in soil-chargeability anomalies, float rock samples with up to 0.78% Cu, and the existence of intrusive rocks in outcrop.

A two-phase program is proposed: an initial phase of surface work followed up by a second phase of diamond drilling.  The first phase, budgeted at $304,605, entails installing grids and mapping, and following up with an IP-magnetics survey and soil sampling over the gridded area.  Prospecting and rock sampling of the area will also take place in conjunction with this program.

Should appropriate targets be discovered during the surface program, it should be followed up by diamond drilling of the best targets.  A 2,000 metre program costing $283,500 is proposed for this, bringing the total budget to $588,105.

Figure 6: Exploration Target Map

350,000 mE
351,000 mE
352,000 mE
353,000 mE
354,000 mE
6,143,000 mN
6,142,000 mN
6,141,000 mN
6,140,000 mN
6,139,000 mN
6,138,000 mN
6,137,000 mN
6,136,000 mN
C
VT-1
NW Soil
Anomaly
NE Copper
Anomaly
LEGEND
green dash line = copper target area
green solid line = IP copper target
red solid line = polymetallic vein
red diamond = IP gold target
Lake Zone
A
CT-1
Radio Lake
Albert Lake
VT-4
VT-2
VT-5
0.78% Cu in rock
B
VT-3
VT-6
CT-2
Rise Resources Ltd
Indata Property
Exploration Target Map
Fig 14
1 km grid lines

Klondike Properties

The Klondike Properties consist of a portfolio of seven gold and base metal exploration properties, namely Clubine, Cruz-Midway, Panda Irishman, Quartz Mountain, Red Point, Ron Gold and Thea.  These properties are comprised of 150 claims covering 128 square kilometers, are located in southeast British Columbia and are easily accessible by forest service roads.  The properties are briefly described below.

Figure 7: Map of the Klondike Properties

RISE
RESOURCES
South Eastern BC Properties
Proj: UTM Zone 11 NAD83
Scale: 1:450,000
Legend
Rise Resources
500000
550000
5500000
5450000
Kimberly
Quartz Mountain
Cranbrook
Nelson
Ron Gold
Thea
Cruz-Midway
Clubine
Panda Irishman
Trail
Creston
Rossland
Red Point
WASHINGTON
IDAHO
0
5
10
15
20
25
Kilometers
N
Vancouver
Cranbrook
0 150 300 600 Km

Clubine

Clubine is a former gold and silver producer. The mineralization consists of gold-silver-zinc base metal veins.  The mine was operated intermittently between 1926 and 1942; production came from six underground levels.  Clubine produced 3900 oz. Au, 7700 oz Ag, and 818 kg of Zn from 3,666 tonnes of ore.  Gold occurs in quartz veins and also within silicified and pyritic zones.  Reported UG sampling in 1934 were:

•

34.6 g/tonne Au over 21.6 meters (strike length) in Level No. 2; and

•

21.6 g/tonne Au over 8.6 meters (strike length) in Level No. 5.

The two gold-silver (+zinc) bearing quartz veins that are known to occur would be the subject of future exploration in Clubine.  Clubine offers the most advanced drilling targets of the Klondike Properties and drilling can be initiated as soon as permits are in place.

Figure 8: Clubine Historical Drill Hole Locations

480200
480400
480600
480800
5454200
5454200
5454000
5453800
10-17
10-11
10-15
10-12
10-16
09-7
10-14
10-10
13
09-2
09-1
09-9
09-8
5
09-6
09-4
A
B
approximate surface trace of vein
N
S
W
E
CLUBINE PROPERTY
2009-2010 drill hole locations
UTM ZONE 11
TRANSVERSE MERCATOR PROJECTION
NORTH AMERICAN DATUM 1983
0
200
400
Metres

Figure 5: Map showing location of the 2009 and 2010 drill holes and approximate surface trace of Clubine vein. Map location is shown in Figure 4.

Red Point Property

This project is located 6 km east of the Rossland mining camp.  Several Rossland-style massive pyrrhotite-chalcopyrite -gold veins have been found in the property.  The main Rossland gold-copper veins collectively produced a total of 2.37M oz of gold at an average grade of 15.6g/t and 1.01% Cu. The main vein system trends NE and is postulated to continue toward Red Point.  Previous exploration was focused on the Red Point area (same name as the property) targeting Rossland-style mineralization which has so far not been successful.  This makes the other zones namely a) NE extension of the Gold Dust Trend, b) Orient, and c) Cathedral occurrences, attractive subjects of the next exploration phase.  Mineralization at the Red Point property is bulk tonnage gold characterized by disseminated mineralization occurring largely in fragmental volcanic rocks with higher concentrations in fractures and veins that occur along the NE-trending structures.  Past work on the property consisted of airborne geophysical surveying, geological mapping, soil geochemical grid work and diamond drilling.

Figures 9 and 10: Red Point Regional Geology and Airborne Magnetics

KLONDIKE GOLD CORP.
TSXV:KG
Red Point anomaly
Linear magnetic anomalies
Rossland monzonite
St. Charles Au-Cu vein
Cathedral Au vein
Ural Au vein
Elise volcanics
Sheppard intrusion
RED POINT Regional geology

KLONDIKE GOLD CORP.
TSXV:KG
Red Point anomaly
St. Charles Au-Cu vein
RED POINT
Airborne magnetics

Ron

This property consists of claims within or around the former Anglo-Swiss property that contains the historic Kenville Gold Mine which produced close to 100,000 oz of gold.  A NI 43-101 compliant technical report outlined an inferred resource of 357,000 oz at a 23 g/t gold grade.  The gold-rich veins in the Kenville Mine extend south to the Ron Property ground.

Figure 11: Ron and Kenville Gold Mine Claim Blocks

Kenville Minesite
Kenville Gold Mine claim block
Eagle Creek
Ron Group claim block
KV11-03
KV11-01
KV11-02
KE12-05
KW11-05
KE12-03
KE12-04
UTM 11 - NAD83
Drill pad and DDH trace
Creeks
Historic Underground Workings
Access Roads
Kenville minesite
Crown Grants
Ron Group
N
0
0.5
1 Kilometers
1: 10,000

Quartz Mountain

The Quartz Mountain property is located in an area associated with historic placer gold production (Perry Creek and its tributaries) and thus has been actively prospected for bedrock sources of gold for many years.  The property includes two small pits, Price Pit and Golden Egg, each of which has seen small production: 3,173 grams of gold and 5,194 grams of silver from Price Pit in the 1930s and 14,900 grams of gold and 13,400 grams of silver from Golden Egg in 1973/74.  Gold occurs within quartz veins which typically also carry minor base metals and iron sulfides.

In addition to gold mineralization, the most recent study suggests that the mineralization and alteration features appear indicative of an IOCG environment.

Figures 12 and 13: Quartz Mountain Maps, Photographs and Geology

Thea

On the Thea property, gold is present from several shear zones that returned assays of up to 4.2 g/t gold.  While Thea had been explored previously for a Sullivan style deposit, the Company’s focus will be on gold due to the discovery of  nine shear zones characterized by intense brecciation/silicification with multi-gram gold.  The largest zone found is:

•

Traceable over 200 m

•

1 to 2 m wide

•

Highest sample of 4.2 g/t Au

Panda Irishman and Cruz-Midway

These properties offer the Company an opportunity to get involved in a zinc play.  They are located in a district recognized for the presence of economic zinc deposits; the Sullivan mine of Teck Resources.  A recent option agreement between Teck and PJX on the DD property adjoining Panda Irishman indicates some degree of interest in the district and any positive result on the DD property could extend to Panda Irishman.  Noteworthy exploration results on these properties are:

Panda Irishman:

•

Sullivan horizon in 5 drill holes (>150m thick)

•

8% Pb and 9.7% Zn over 2.6m

•

Metal content and Sullivan horizon thickness increase southwards

Cruz-Midway:

•

Sullivan horizon in intersected in 2007 drilling

•

Elevated base metals and alteration

Intellectual Property

The Company claims common law trademark rights in its corporate name and logo. It does not hold any registered copyright, trademark, patent or other intellectual property right.

Employees

The Company currently has one full-time employee, its Chief Executive Officer.  Its other officers and directors provide services to the Company on an as-needed basis, and the Company plans to rely on their efforts, as well as those of a number of independent consultants, to manage its operations for the foreseeable future.

Government Regulations

The Company plans to engage in mineral exploration and development activities and will accordingly be exposed to environmental risks associated with mineral exploration activity. Pursuant to the Option Agreement, it is now the operator of the Indata Property.

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

The costs associated with implementing and complying with environmental requirements can be substantial and possible future legislation and regulations could cause the Company to incur additional operating expenses, capital expenditures, restrictions and delays in developing or conducting operations on its properties, including the Indata Property, the extent of which cannot be predicted with any certainty.

To the best of the Company’s knowledge, there are no existing environmental liabilities on either the Indata Property or the Klondike Properties.

Item 1A.

Risk Factors

Not required.

Item 1B.

Unresolved Staff Comments

None.

Item 2.

Properties

On May 25, 2015, the Company paid Eastfield $20,000 in cash and provided Eastfield with a copy of completed technical report on the Indata Property in compliance with National Instrument 43-101 of the Canadian Securities Administrators, thereby completing the first milestone under the Option Agreement required to earn an undivided 60% interest in and to the Indata Property.

On July 13, 2016, the Company paid Klondike $50,000 in cash, issued 1,500,000 shares of the Company’s common stock, and issued 1,500,000 warrants exercisable at a price of $0.227 per share until July 13, 2018, thereby completing the First Closing under the Purchase Agreement to acquire the Klondike Properties.

In addition, the Company currently rents office space leased by another company totaling approximately 3,000 square feet in area for which it pays approximately 8% of the total monthly costs. This space is located at Suite 488, 1090 West Georgia Street, Vancouver, British Columbia, Canada V6E 3V7, and the Company believes that it is generally suitable to meet its needs for the foreseeable future; however, it will continue to seek additional space as required to satisfy its growth.

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

None.

PART II

Item 5.

Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

General

As of the date of this Report the Company has 33,266,261 shares of common stock issued and outstanding.

Market Information

The Company’s common stock is quoted under the symbol “RYES” on the OTC Pink Current Information tier of the over-the-counter market operated by OTC Markets Inc.  The Company’s common stock is not traded on any exchange and it cannot assure you that there will be a market in the future for its common stock.

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

OTC Pink
Quarter Ended	High (US$)	Low (US$)
July 31, 2016	0.16	0.11
April 30, 2016	1.15	0.08
January 31, 2016	0.25	0.08
October 31, 2015	0.21	0.20
July 31, 2015	0.41	0.21
April 30, 2015	1.54	0.41
January 31, 2015	4.00	0.344
October 31, 2014	9.60	3.04

The market for the Company’s common stock has been sporadic and there have been long periods during which there were few, if any, trades.  Accordingly, reliance should not be placed on the quotations listed above, as the trades and depth of the market may be limited, and therefore, such quotes may not be a true indication of the current market value of the Company’s common stock.

The Company’s common stock is also listed on the CSE under the symbol “UPP”, and the following table reflects the high and low bid information for the common stock on that market since it began trading on February 1, 2016:

CSE
Quarter Ended	High ($)	Low ($)
July 31, 2016	0.23	0.11
April 30, 2016	0.20	0.11

Holders

As of the date of this Report, there are approximately 52 holders of record of the Company’s common stock.

Dividends

The Company has not paid dividends since its inception. While there are no restrictions in the Company’s Articles of Incorporation or Bylaws or pursuant to any agreement or understanding which could prevent the Company from paying dividends or distributions, the Company has limited cash flow and anticipates using all available cash resources to fund working capital and explore the Indata Property. As such, there are no plans to pay dividends for the foreseeable future. Any decisions to pay dividends in cash or otherwise in the future will be made by the Board of Directors on the basis of the Company’s earnings, financial requirements and other conditions existing at the time a determination is made.

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

Since the Company’s common stock is deemed to be penny stock, trading in its shares is subject to additional sales practice requirements on broker-dealers who sell penny stock to persons other than established customers and accredited investors. “Accredited investors” are generally persons with assets in excess of US$1,000,000 or annual income exceeding US$200,000 or US$300,000 together with their spouse. For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of securities and must have the purchaser’s written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document prepared by the SEC relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information for penny stocks held in an account and information to the limited market in penny stocks. Consequently, these rules may restrict the ability of broker-dealer to trade and/or maintain a market in the Company’s common stock and may affect the ability of stockholders to sell their shares.

Securities Authorized for Issuance Under Equity Compensation Plans

On March 23, 2016, the Board of Directors approved the adoption of an incentive stock option plan that provides for the granting of options representing up to 10% of the Company’s common stock to its directors, officers, employees and consultants.  As the date of this Report, the Company has granted options to purchase 3,286,600 shares at prices of between $0.15 and $0.20 per share to six individuals under the plan.

The Company does not have any other compensation plans under which its equity securities are authorized for issuance.

Recent Sales of Unregistered Securities

Other than as disclosed in previous quarterly reports on Form 10-Q or current reports on Form 8-K, the Company has not issued any equity securities that were not registered under the Securities Act within the past three years.

Description of Registrant’s Securities to be Registered

The Company’s authorized capital consists of 400,000,000 shares of common stock, US$0.001 par value.

Common Stock

As of the date of this Report, the Company has 33,266,261 shares of common stock issued and outstanding.

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

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the information set forth in the Company’s audited financial statements for the period ended July 31, 2016.

Plan of Operations

As at July 31, 2016, the Company had a cash balance of $139,021, compared to a cash balance of $18,000 as of July 31, 2015.

The Company’s plan of operations for the next 12 months is to carry out the first of a two-phase exploration program on the Indata Property at a total cost of approximately $304,605, as follows:

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

The first phase combines line cutting, soil sampling and geophysics work to provide the information needed to determine drill targets, if any, for the second phase and will achieve the exploration budget for the next 12 months required by the Option Agreement.  The Company expects to complete the second phase of the exploration program by November 30, 2017, as follows:

Phase II: Drilling Program

Description	Amount ($)
Drilling costs	160,000
Site preparation	10,000
Sample analysis	10,000
Geologist / supervisor (fees)	30,000
Field crew (fees)	12,000

Field crew expenses (including room & board, vehicle expenses and equipment expenses)	38,000
Data compilation / report preparation	10,000
Contingency	13,500
Total	283,500

The Company is currently evaluating the seven southeast British Columbia properties that we purchased from Klondike.  An exploration program will be compiled based on the findings from this evaluation.  The Company is also undertaking a due diligence process on the US Property that it has under option, and evaluating whether to proceed with the purchase of that property.

In addition to the two phase program and future work on the southeast British Columbia properties, the Company anticipates spending approximately $291,500 on general operating expenses, including fees payable in connection with its filing obligations as a reporting issuer in both the United States and Canada, as follows:

Description	Amount ($)
Consulting fees	96,000
Employment expenses	130,000
Professional fees	22,500
Filing and regulatory expenses	5,500
Rent	12,000
Marketing and website development expenses	4,000
General and administrative expenses	21,500
Total	291,500

The Company does not currently have sufficient funds to carry out the two-phase exploration program or cover our anticipated general operating expenses for the year, so it will require additional funding. The Company anticipates that additional funding will be in the form of equity financing from the sale of its common stock or from loans from one of several directors or officers, or companies controlled by directors or officers.  The Company does not have any arrangements in place for any future equity financing or loans, and if the Company is not successful in raising additional financing, the Company anticipates that it will not be able to proceed with its business plan.

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

•

the results of its proposed exploration program on the Indata Property.

The Company has not attained profitable operations and is dependent upon obtaining financing to pursue its proposed exploration activities. For these reasons the Company’s auditors believe that there is substantial doubt that it will be able to continue as a going concern.

Results of Operations

For the Years Ended July 31, 2016 and 2015

The Company’s operating results for the years ended July 31, 2016 and 2015 are summarized as follows:

	For the year ended July 31, 2016	For the year ended July 31, 2015
Bad debt expenses	$7,126	$6,748
Consulting	102,420	77,476
Filing and regulatory	30,927	26,722
Foreign exchange	1,959	(90,810)
Gain on settlement of payables	(41,982)	(9,259)
General and administrative	20,839	41,049
Mineral exploration	-	4,801
Professional fees	107,197	73,036
Promotion and shareholder communication	20,201	2,970
Property investigation costs	10,408	-
Salaries	5,365	-
Share-based payments	369,006	-
Net loss	633,466	132,733

The Company’s operating expenses increased during the year ended July 31, 2016 compared to the prior year primarily as a result of increased activity preparing for and completing its listing on the CSE, acquiring the Klondike Properties and researching and compiling exploration plans for the Indata property and the Klondike Properties.  Increases in costs for consulting, Filing and regulatory, Professional fees and Promotion and shareholder communications were all driven by the new listing and increases in Consulting and Mineral exploration expenses related to planning and researching the Company’s mineral properties.

The largest difference between the years ended July 31, 2016 and 2015 was $369,006 for share based payments through the grant of options pursuant to the Company’s recently adopted option plan to incentivize management and certain consultants.  Other notable items were gains to the Company for the write-off of certain amounts payable on the settlement of certain older debts in the year ended July 31, 2016, and a large gain on foreign exchange due to the movement in the Canadian dollar / US dollar exchange rate and realized foreign exchange on Canadian-denominated debt settled through the issuance of common stock in the year ended July 31, 2015 that was not repeated in 2016.  The Company’s other operating expenses were generally consistent from period-to period.

Liquidity and Capital Resources

As of July 31, 2016, the Company had $139,021 in cash, $168,608 in current assets, $731,639 in total assets, $227,210 in current and total liabilities, a working capital deficit of $58,602 and an accumulated deficit of $1,836,969.

During the year ended July 31, 2016, the Company used $276,299 in net cash on operating activities, whereas it used $9,705 in net cash on operating activities during the prior year.  The difference in net cash used in operating activities during the two years was largely due to the increase in the Company’s net loss for the most recent year, as adjusted for the accrual of a smaller accounts payable, accrued liabilities and due to related parties balance.

During the year ended July 31, 2016, the Company used net cash of $80,000 on investing activities, whereas it used net cash of $26,748 on investing activities during the prior year.  In the current year, the Company paid $80,000 in acquisition costs on mineral properties (2015 - $20,000).

The Company received net cash of $477,320 from financing activities during the year ended July 31, 2016, whereas it received $171,876 in net cash from financing activities during the prior year.  Other than $46,500 (2015 - $Nil) in loan payments made during the year, all of the net cash the Company received from financing activities during the current year was attributable to proceeds from the issuance of its common stock.

The Company expects to operate at a loss for at least the next 12 months. It has no agreements for additional financing and cannot provide any assurance that additional funding will be available to finance its operations on acceptable terms in order to enable it to carry out its business plan. There are no assurances that the Company will be able to complete further sales of its common stock or any other form of additional financing. If the Company is unable to achieve the financing necessary to continue its plan of operations, then it will not be able to carry out any exploration work on the Indata Property or the other properties in which it owns an interest and its business may fail.

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

(Expressed in Canadian Dollars)

FOR THE YEAR ENDED JULY 31, 2016

DAVIDSON & COMPANY LLP Chartered Professional Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Directors of
Rise Resources Inc.

We have audited the accompanying financial statements of Rise Resources Inc. (the "Company"), which comprise the balance sheets as of July 31, 2016 and 2015, and the related statements of operations and comprehensive loss, changes in stockholders' equity (deficit), and cash flows for the years ended July 31, 2016 and 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rise Resources Inc. as of July 31, 2016 and 2015, and the results of its operations and its cash flows for the years ended July 31, 2016 and 2015 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Rise Resources Inc. will continue as a going concern. As discussed in Note 1 to the financial statements, the Rise Resources Inc. has suffered recurring losses from operations and has a net capital deficiency. These matters, along with the other matters set forth in Note 1, indicate the existence of material uncertainties that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

"DAVIDSON & COMPANY LLP"

Vancouver, Canada Chartered Professional Accountants

October 27, 2016

A member of Nexia International

RISE RESOURCES INC.

(formerly Patriot Minefinders Inc.)

(An Exploration Stage Company)

BALANCE SHEETS

(Expressed in Canadian Dollars)

AS AT

	July 31, 2016	July 31, 2015

ASSETS

Current
Cash	$ 139,021	$ 18,000
Receivables	20,021	4,941
Prepaid expenses	9,566	-
Deferred financing costs (Note 8)	-	51,948

	168,608	74,889

Mineral properties (Note 4)	563,031	20,000

	$ 731,639	$ 94,889

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current
Accounts payable and accrued liabilities	$ 183,996	$ 181,784
Loan from related parties (Note 7)	43,214	87,105

	227,210	268,889

Stockholders’ equity (deficit)
Capital stock, USD $0.001 par value, 400,000,000 shares authorized;
32,866,261 shares issued and outstanding (Note 8)	32,867	38,298
Additional paid-in-capital (Note 8)	2,475,194	1,157,868
Cumulative translation adjustment	(166,663)	(166,663)
Deficit	(1,836,969)	(1,203,503)

	504,429	(174,000)

	$ 731,639	$ 94,889

Nature and continuance of operations (Note 1)

Long-term receivable and contingency (Note 5)

Subsequent events (Note 12)

Approved and authorized by the Board on October 27, 2016.

“Benjamin Mossman”	Director	“Cale Thomas”	Director
Benjamin Mossman		Cale Thomas

The accompanying notes are an integral part of these financial statements.

RISE RESOURCES INC.

(formerly Patriot Minefinders Inc.)

(An Exploration Stage Company)

STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS

(Expressed in Canadian Dollars)

FOR THE YEAR ENDED JULY 31,

	2016	2015

EXPENSES
Bad debt expense (Note 6)	$ 7,126	$ 6,748
Consulting	102,420	77,476
Filing and regulatory	30,927	26,722
Foreign exchange	1,959	(90,810)
Gain on settlement of payables	(41,982)	(9,259)
General and administrative	20,839	41,049
Geological, mineral, and prospect costs (Note 4)	-	4,801
Professional fees	107,197	73,036
Property investigation costs	10,408	-
Promotion and shareholder communication	20,201	2,970
Salaries	5,365	-
Share-based payments (Note 8)	369,006	-

Loss for the year	(633,466)	(132,733)

Cumulative impact of foreign exchange	-	(117,502)

Comprehensive loss for the year	$ (633,466)	$ (250,235)

Basic and diluted loss per common share	$ (0.02)	$ (0.01)

Weighted average number of common shares outstanding	31,556,200	15,506,582

The accompanying notes are an integral part of these financial statements.

RISE RESOURCES INC.

(formerly Patriot Minefinders Inc.)

(An Exploration Stage Company)

STATEMENT OF CASH FLOWS

(Expressed in Canadian Dollars)

FOR THE YEAR ENDED JULY 31,

	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Loss for the year	$ (633,466)	$ (132,733)
Items not involving cash
Bad debt expense	7,126	6,748
Gain on settlement of payables	(41,982)	(9,259)
Share-based payments	369,006	-
Unrealized foreign exchange	2,644	6,525
Non-cash working capital item changes:
Receivables	(22,206)	(4,081)
Prepaid expenses	(9,566)	8,836
Accounts payables and accrued liabilities and
due to related parties	52,145	114,259

Net cash used in operating activities	(276,299)	(9,705)

CASH FLOWS FROM INVESTING ACTIVITY
Loan receivable	-	(6,748)
Mineral property	(80,000)	(20,000)

Net cash used in investing activity	(80,000)	(26,748)

CASH FLOWS FROM FINANCING ACTIVITY
Private placement	605,000	210,000
Warrants exercised	1,925	-
Share issuance costs	(83,105)	-
Loan repayments	(46,500)	-
Deferred financing costs	-	(38,124)

Net cash provided by financing activity	477,320	171,876

Effect of foreign exchange on cash	-	(117,502)

Change in cash for the year	121,021	17,921

Cash, beginning of year	18,000	79

Cash, end of year	$ 139,021	$ 18,000

Interest	$ -	$ -
Income taxes	-	-

Supplemental disclosure with respect to cash flows (Note 10)

The accompanying notes are an integral part of these financial statements.

RISE RESOURCES INC.

(formerly Patriot Minefinders Inc.)

(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Expressed in Canadian Dollars)

	Capital Stock
	Number	Amount	Additional Paid-in Capital	Cumulative Translation Adjustment	Equity (Deficit)	Total

Balance as at July 31, 2014	792,518	$ 793	$ 337,716	(49,161)	$ (1,070,770)	$ (781,422)
Shares issued for cash	6,000,002	6,000	204,000	-	-	210,000
Shares issued for debt	31,504,677	31,505	616,152	-	-	647,657
Cumulative translation adjustments	-	-	-	(117,502)	-	(117,502)
Loss for the year	-	-	-	-	(132,733)	(132,733)

Balance as at July 31, 2015	38,297,197	38,298	1,157,868	(166,663)	(1,203,503)	(174,000)
Shares surrender and cancellation (Note 7)	(13,000,186)	(13,000)	13,000	-	-	-
Shares issued for cash	6,069,250	6,069	600,856	-	-	606,925
Shares issued for mineral property	1,500,000	1,500	238,500	-	-	240,000
Warrants issued for mineral property	-	-	223,031	-	-	223,031
Share issuance costs	-	-	(127,067)	-	-	(127,067)
Share-based payments	-	-	369,006	-	-	369,006
Loss for the year	-	-	-	-	(633,466)	(633,466)

Balance as at July 31, 2016	32,866,261	$ 32,867	$ 2,475,194	(166,663)	$ (1,836,969)	$ 504,429

The accompanying notes are an integral part of these financial statements.

RISE RESOURCES INC.

(formerly Patriot Minefinders Inc.)

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEAR ENDED JULY 31, 2016

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

The Company is in the early stages of exploration and as is common with any exploration company, it raises financing for its acquisition activities.  The accompanying financial statements have been prepared on the going concern basis, which presumes that the Company will continue operations for the foreseeable future and will be able to realize assets and discharge liabilities in the normal course of business.  The Company has incurred a loss of $633,466 for the year ended July 31, 2016 and has accumulated a deficit of $1,836,969.  This raises substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan, which is typical for a start-up company.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management of the Company (“management”) is of the opinion that sufficient financing will be required from external financing and further share issuances to meet the Company’s obligations.  At July 31, 2016, the Company had working capital deficiency of $58,602.

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

RISE RESOURCES INC.

(formerly Patriot Minefinders Inc.)

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEAR ENDED JULY 31, 2016

2.

BASIS OF PREPARATION

Change in Functional and Presentation Currency (cont’d…)

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

Restatement

Certain prior year balances within equity have been restated to comply with the Company’s accounting policies.

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

RISE RESOURCES INC.

(formerly Patriot Minefinders Inc.)

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEAR ENDED JULY 31, 2016

3.

SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

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

RISE RESOURCES INC.

(formerly Patriot Minefinders Inc.)

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEAR ENDED JULY 31, 2016

3.

SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

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

Concentration of credit risk

The financial instrument which potentially subjects the Company to concentration of credit risk is cash. The Company maintains cash in bank accounts that, at times, may exceed federally insured limits. As of July 31, 2016 and 2015, the Company has not exceeded the federally insured limit. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

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

The Company accounts for stock compensation arrangements with non-employees in accordance with ASC 718 which requires that such equity instruments are recorded at their fair value on the measurement date. The measurement of stock-based compensation is subject to periodic adjustment as the underlying equity instruments vest. Non-employee stock-based compensation charges are amortized over the vesting period on a straight-line basis. For stock options granted to employees, directors, and non-employees, the fair value of the stock options is estimated using a Black-Scholes valuation model.

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

Foreign exchange

The Company’s functional currency is the Canadian dollar. Any monetary assets and liabilities that are in a currency other than the Canadian dollar are translated at the rate prevailing at year end. Revenue and expenses in a foreign currency are translated at rates that approximate those in effect at the time of translation. Gains and losses from translation of foreign currency transactions into Canadian dollars are included in current results of operations.

RISE RESOURCES INC.

(formerly Patriot Minefinders Inc.)

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEAR ENDED JULY 31, 2016

3.

SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Recently adopted and recently issued accounting standards (cont’d…)

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

4.

MINERAL PROPERTY OPTION

Title to mineral properties

Title to mineral properties involves certain inherent risks due to the difficulties of determining the validity of certain mineral titles as well as the potential for problems arising from the frequently ambiguous conveying history characteristic of many mineral properties. As at July 31, 2016, the Company does not hold titles to any mineral properties.

Indata, British Columbia

On May 18, 2015, the Company entered into an option agreement with Eastfield Resources Ltd., (“Eastfield”), pursuant to which Eastfield granted the Company the exclusive and irrevocable right to acquire up to a 75% interest in and to certain claims in the Indata property located in the Omineca Mining Division in British Columbia, Canada.  In order to earn the initial 60% interest, the Company is required to pay Eastfield an aggregate of $350,000 ($50,000 paid to date; $30,000 paid in the current year) in cash and incur a minimum of $2,000,000 in aggregate exploration expenditures on the property by April 3, 2019.  In order to earn the additional 15% interest, the Company is required to pay Eastfield $100,000 cash within 90 days of earning the 60% interest and incur a further $500,000 in aggregate annual exploration expenditures on the property until such time as the Company is able to complete a feasibility study on the property.  As at July 31, 2016, the Company has incurred cumulative exploration expenditures of $4,035 on the Indata property.

RISE RESOURCES INC.

(formerly Patriot Minefinders Inc.)

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEAR ENDED JULY 31, 2016

4.

MINERAL PROPERTY OPTION (cont’d…)

Klondike, British Columbia

On May 26, 2016, the Company entered into an agreement with Klondike Gold Corp. (“Klondike”) regarding the purchase of a portfolio of seven gold and base metal properties in southeast British Columbia.  Under the agreement, within 60 days of signing, the Company paid Klondike $50,000 in cash, issued 1,500,000 shares of the Company’s common stock valued at $240,000, and issued 1,500,000 warrants valued at $223,031 (discount rate – 0.49%, volatility – 200.64%, expected life – 2 years, dividend yield – 0%), exercisable at $0.227 per share until July 13, 2018.  On the one year anniversary of the first closing, the Company will pay Klondike $150,000 in cash, issue 2,000,000 shares of the Company’s common stock, and issue 1,000,000 warrants.  Klondike will retain a 2% net smelter return royalty (“NSR”) and the Company will have the right to purchase 50% of the NSR for $1,000,000 at any time after the first closing.  Each of the warrants is exercisable for a period of two years into one share of the Company’s common stock at a price that is a 20% premium to the 10-day volume-weighted average price of the stock on the CSE immediately prior to the date of issuance.  As at July 31, 2016, the Company has incurred cumulative exploration expenditures of $10,408 on the Klondike properties.

5.

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

6.

BAD DEBT EXPENSE

During the year ended July 31, 2016, the Company advanced to Skanderbeg Capital Partners Inc. a total of $7,126, which had been recorded in prepaid expenses to be applied to future rent expense (Note 7).  As the Company moved its premises during the year ended July 31, 2016, management has assessed the recoverability of the amount and recorded an allowance for doubtful accounts of $7,126 for the year ended July 31, 2016.

During the year ended July 31, 2015, the Company advanced $6,748 (US$6,106) to Juliet Press Inc. (“Juliet”) as a loan, due on demand without interest.  In fiscal 2014, the Company had entered into a share exchange agreement with Juliet to acquire 100% of the issued and outstanding common stock of Juliet in exchange for 175,000 common shares of the Company.  On September 25, 2014, the Company, Juliet and Juliet stockholders mutually agreed in writing to terminate the Share Exchange Agreement.  Management has assessed the collectability of the loan and recorded an allowance for doubtful accounts of $6,748 for the year ended July 31, 2015.

7.

RELATED PARTY TRANSACTIONS

Key management personnel consist of the Chief Executive Officer, Chief Financial Officer, and the directors of the Company.  The remuneration of the key management personnel is as follows:

a)

Salaries of $5,000 (2015 - $Nil) to the CEO of the Company.

RISE RESOURCES INC.

(formerly Patriot Minefinders Inc.)

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEAR ENDED JULY 31, 2016

7.

RELATED PARTY TRANSACTIONS (cont’d…)

b)

Consulting fees of $30,000 (2015 - $19,203) to the former CEO of the Company.

c)

Consulting fees of $18,000 (2015 - $Nil) to the CFO of the Company.

d)

Share-based payments of $246,004 (2015 - $Nil) to the former CEO, CFO, and a director of the Company.

As at July 31, 2016, the Company has recorded loans from related parties of $43,214 (US$33,099) (2015 - $87,105 or US$67,100) representing advances made by a director and a former director and officer.  The advances are due on demand without interest. During the year ended July 31, 2016, $51,132 (US$36,600) of these loans were assigned to a company controlled by a director of the Company and $46,500 (US$34,001) was repaid.

As at July 31, 2016, included in due to related parties is $25,494 (2015 - $11,313) in accounts and advances payable and accrued liabilities to current and former officers and companies controlled by directors and officers of the Company.  Of this amount, $nil (2015 - $604) represents advances made by Skanderbeg Capital Partners Inc. (“Skanderbeg”), a company that advises the Company’s management and does promotional work for the Company.  Skanderbeg made payments on behalf of the Company until such time as the Company was able to complete a financing.

Included in general and administration expenses for the period ended July 31, 2016 is rent of $7,128 (2015 - $5,042) paid to Skanderbeg.  A total of $7,126 advanced to Skanderbeg for future rent expense was assessed as non-recoverable during the year ended July 31, 2016 (Note 6).

8.

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

RISE RESOURCES INC.

(formerly Patriot Minefinders Inc.)

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEAR ENDED JULY 31, 2016

8.

CAPITAL STOCK AND ADDITIONAL PAID-IN-CAPITAL (cont’d…)

Issued Capital Stock (cont’d…)

On January 29, 2016, the Company completed an initial public offering in Canada, issuing an aggregate of 6,050,000 shares of common stock at a price of $0.10 per share for gross proceeds of $605,000.  In connection with the offering, the Company paid a cash commission of $48,400 and issued 484,000 agent warrants valued at $42,248 (discount rate – 0.43%, volatility – 215.3%, expected life – 2 years, dividend yield – 0%), exercisable at $0.10 per share for period of 24 months.  The Company also paid the agent a corporate finance fee of $25,000 and incurred other share issuance costs of $53,667.

On June 3, 2016, the Company issued 19,250 shares of common stock upon the exercise of agent warrants at a price of $0.10 per share.

On July 18, 2016, the Company issued 1,500,000 shares of common stock at a price of $0.16 per share to Klondike pursuant to the Klondike properties purchase agreement (Note 4).

Stock Options

During the year ended July 31, 2016, the Company granted 2,700,000 stock options, exercisable at a price of $0.15 per share for a period of five years, to directors and consultants.

The following incentive stock options were outstanding at July 31, 2016:

Number of Shares	Exercise Price	Expiry Date

2,700,000	$0.15	January 31, 2021

Warrants

During the year ended July 31, 2016, the Company:

a)

Issued 484,000 agent warrants pursuant to the initial public offering in January 2016 (Note 8), of which a total of 19,250 warrants were exercised during the current year, and

b)

Issued 1,500,000 warrants pursuant to the Klondike properties purchase agreement (Note 4).

The following warrants were outstanding at July 31, 2016:

Number of Warrants	Exercise Price	Expiry Date

464,750	$0.10	January 29, 2018
1,500,000	0.227	July 13, 2018
1,964,750	$0.20

RISE RESOURCES INC.

(formerly Patriot Minefinders Inc.)

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEAR ENDED JULY 31, 2016

8.

CAPITAL STOCK AND ADDITIONAL PAID-IN-CAPITAL (cont’d…)

Share-Based Payments

The Company has a stock option plan under which it is authorized to grant options to executive officers, directors, employees and consultants enabling them to acquire up to 10% of the issued and outstanding common stock of the Company.  Under the plan the exercise price of each option equals the market price of the Company’s stock, less any applicable discount, as calculated on the date of grant.  The options can be granted for a maximum term of 5 years with vesting determined by the board of directors.

During the period ended July 31, 2016, the Company granted 2,700,000 (2015 – Nil) stock options with a weighted average fair value of $0.14 (2015 - $Nil). The Company recognized share-based payments expense of $369,006 (2015 - $Nil).

The following weighted average assumptions were used for the Black-Scholes option-pricing model valuation of stock options granted during the year:

	2016	2015

Risk-free interest rate	0.64%	N/A
Expected life of options	5.00 years	N/A
Expected annualized volatility	151.50%	N/A
Dividend	-	N/A
Forfeiture rate	-	N/A

9.

INCOME TAXES

As of July 31, 2016, the Company had no accrued interest and penalties related to uncertain tax positions.  The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 34% to pre-tax income from continuing operations for the years ended July 31, 2016 and 2015 is noted below.  As management cannot determine that is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been recorded.

A reconciliation of income taxes (recovery) at statutory rates with the reported taxes is as follows:

	2016	2015

Loss before income taxes	$ (633,466)	$ (132,733)

Expected income tax (recovery) at statutory tax rates	$ (215,000)	$ (45,000)
Permanent differences	186,000	(4,000)
Valuation allowance	29,000	49,000

Income tax recovery	$ -	$ -

RISE RESOURCES INC.

(formerly Patriot Minefinders Inc.)

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEAR ENDED JULY 31, 2016

9.

INCOME TAXES (cont’d…)

Significant components of deferred tax assets (liabilities) that have not been included on the Company’s balance sheet are as follows:

	2016	2015

Deferred tax assets (liabilities):
Mineral properties	$ (72,000)	$ -
Net operating loss carry-forwards	632,000	476,000

Unrecognized deferred tax assets	$ 560,000	$ 476,000

The Company has approximately $1,859,000 in net operating losses which may be carried forward and applied against taxable income in future years.  Net operating loss carry-forwards, if not utilized, start to expire in 2027. The benefits of these losses and other tax assets have not been recognized in these financial statements.

Tax attributes are subject to review and potential adjustments by tax authorities.

10.

SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

During the year ended July 31, 2016, the Company:

a)

Issued 1,500,000 shares of common stock at $0.16 per share, valued at $240,000 for mineral properties (Note 4).

b)

Issued 484,000 agent warrants valued at $42,248 (Note 8).

c)

Issued 1,500,000 warrants valued at $223,031 for mineral properties (Note 4).

d)

Cancelled 13,000,186 shares of common stock valued at $13,000, pursuant to a share surrender and cancellation agreement (Note 8)

e)

Accrued $2,664 in share issuance costs through accounts payable and accrued liabilities.

During the year ended July 31, 2015, the Company:

a)

Issued 31,504,677 shares of common stock to settle debt of $647,657 and accrued deferred financing costs of $13,824 through accounts payable and accrued liabilities.

11.

SEGMENTED INFORMATION

The Company has one reportable segment, being the acquisition of exploration and evaluation assets located in British Columbia, Canada.

12.

SUBSEQUENT EVENTS

Subsequent to July 31, 2016:

a)

On August 1, 2016, the Company appointed Benjamin Mossman as the Chief Executive Officer and a director of the Company; in connection with the appointment, the Company issued 400,000 shares of common stock and granted 586,600 stock options exercisable at $0.20 until August 8, 2021.

RISE RESOURCES INC.

(formerly Patriot Minefinders Inc.)

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEAR ENDED JULY 31, 2016

12.

SUBSEQUENT EVENTS (cont’d…)

b)

On August 30, 2016, the Company entered into an option agreement with three parties to purchase a 100% interest in and to certain lands and surface rights in the United States.  Upon execution of the option agreement, the Company paid the vendors a non-refundable cash deposit in the amount of US$25,000; an additional cash payment of US$2,000,000 required to exercise the option.

c)

On October 6, 2016, the Company announced a non-brokered private placement of up to 17,500,000 units at a price of $0.20 per unit for gross proceeds of up to $3,500,000.  Each unit will consist of one share of the Company’s common stock and one-half of a transferable share purchase warrant, with each whole warrant exercisable into one share of common stock at a price of $0.40 for a period of two years from the date of issuance.

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

As of the end of the period covered by this Report, the Company carried out an evaluation, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures.  Based on this evaluation, the Company concluded that its internal control over financial reporting was not effective as of July 31, 2016 because the following material weakness in internal control over financial reporting existed as of that date:

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the period ended July 31, 2016 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting

Item 9B.

Other Information.

None.

PART III

Item 10.

Directors, Executive Officers and Corporate Governance.

The names, ages and positions of the Company’s executive officers and directors are as follows:

Name	Age	Position
Benjamin Mossman	39	Chief Executive Officer, Director
Fred Tejada	58	President, Secretary, Director
Cale Thomas	47	Chief Financial Officer, Treasurer, Director
Bradley Scharfe	52	Director
John Anderson	52	Director

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

Benjamin Mossman, Chief Executive Officer, Director

Benjamin Mossman, PEng, age 39, was appointed as the Chief Executive Officer and a director of the Company on August 1, 2016.

Mr. Mossman is a mining engineer with over 15 years of experience in the mining industry including experience in capital markets, project evaluation, acquisitions, mine operations and development.  He was formerly the President, Chief Executive Officer and a director of Banks Island Gold Ltd., a junior mining company with its common shares listed for trading on the TSX Venture Exchange under the symbol “BOZ”.

Fred Tejada, President, Secretary, Director

Fred Tejada, PGeo., age 58, was appointed as the President and Secretary of Company on November 19, 2013 and a director of the Company on June 1, 2012. He also acted as the Company’s Chief Executive Officer from November 19, 2013 until April 23, 2014, and again from April 2, 2015 until August 1, 2016, its Chief Financial Officer from March 4, 2014 until April 2, 2015, and its Treasurer from November 19, 2013 until April 2, 2015.

Mr. Tejada has over 30 years of international mineral industry experience and has a proven record working with both major mining companies and exploration-focused organizations. He is currently the President of Tirex Resources Ltd. (TSXV: TXX), a Vancouver-based public company with mineral projects in Albania and Kosovo. Prior to this, Mr. Tejada was the Vice-President for Exploration of Panoro Minerals Ltd., where he directed resource definition drilling of the company’s two copper deposits in Peru, and was the Country Manager and President of Phelps Dodge Exploration Corp’s subsidiaries in the Philippines.

Cale Thomas, Chief Financial Officer, Treasurer, Director

Cale Thomas, age 47, was appointed as the Chief Financial Officer, Treasurer and a director of the Company on April 2, 2015. He is a Vancouver businessman and financial consultant who helps companies both public and private to develop their operations and provides access to private capital and public markets where appropriate.

Mr. Thomas was previously the Chief Financial Officer and a director of Carl Data Solutions Inc. (CSE:CRL) and has held positions with several other Canadian reporting issuers in the past. He was the Chief Financial Officer of Eagle Hill Exploration Corporation from May 2008 to August 2013 and a director of the same company from September 2008 to September 2013; the Chief Financial Officer of Yankee Hat Minerals Ltd. from July 2007 to October 2012; the Chief Financial Officer of Worldwide Promotional Management Inc. from April 2008 to January 2009; and the Chief Financial Officer of Supreme Resources Inc. from April 2006 to December 2006.

Mr. Thomas holds a Master of Business Administration degree from the DeGroote School of Business at McMaster University in Hamilton, Ontario and a Bachelor of Arts degree with a major in Economics from the University of Western Ontario in London, Ontario.

Bradley Scharfe, Director

Bradley Scharfe, age 52, was appointed as a director of the Company on April 2, 2015. He is a Vancouver businessman who has focused on venture capital situations throughout his career and has worked with multiple companies in the areas of capital requirements, public market concerns and personnel. Mr. Scharfe was previously a venture capital stock broker with Canaccord Capital Corporation for 12 years. He is a founder of and was previously the Chairman and a director of Carl Data Solutions Inc. (CSE:CRL), and is currently a director of Corazon Gold Corp. (TSXV: CGW), a venture-stage Canadian public company.

Mr. Scharfe holds a Bachelor of Arts degree from the University of Toronto, with a major in Commerce and Economics.

John Anderson, Director

John Anderson, age 52, was appointed as a director of the Company on August 31, 2016.  He was the co-founder of Aquastone Capital Advisors LP, a U.S.-based gold investment fund. With over 20 years of experience in the capital markets, Mr. Anderson’s specialty is identifying undervalued opportunities in the resource industry and investing capital into these situations. He has been involved in a number of small-cap companies, providing financing, investor relations and corporate development services. Throughout his career, Mr. Anderson has raised in excess of US$500-million in equity for a number of public and private companies in the United States, Canada and Europe.

Mr. Anderson holds a Bachelor of Arts degree from the University of Western Ontario.

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

Management Agreements

On July 7, 2016, the Company entered into an executive employment agreement with Benjamin Mossman, the Company’s Chief Executive Officer, pursuant to which the Company engaged Mr. Mossman’s services on an ongoing basis beginning on August 1, 2016.  Pursuant to the agreement, the Company issued 400,000 shares of common stock to Mr. Mossman as a signing bonus on August 1, 2016, granted options to purchase 586,600 shares of common stock to Mr. Mossman at a price of $0.20 per share for a period of five years on the same date, and is required to pay Mr. Mossman an annual salary of $120,000.

Other than as described above, the Company does not yet have formal management or consulting agreements in place with any of its other executive officers.  Regardless, it expects that they will allocate approximately 40% of their working time to the Company’s business.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Exchange Act requires a company’s directors and officers, and persons who own more than 10% of any class of a company’s equity securities which are registered under Section 12 of the Exchange Act, to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5, respectively.  Such officers, directors and 10% stockholders are also required to furnish the company with copies of all Section 16(a) reports they file.  Based solely on the Company’s review of the copies of such forms received by it, or written representations from the reporting persons as of the date of this Report, it believes that all Section 16(a) reports applicable to its directors, officers and 10% stockholders with respect to the fiscal year ended July 31, 2016 have been filed.

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

Compensation Committee

At present, the Board of Directors as a whole determines the compensation of the Company’s Chief Executive Officer and Chief Financial Officer and does so with reference to industry standards and the financial situation of the Company. The Board of Directors has the sole responsibility for determining the compensation of the directors of the Company. As of the date of this Report, directors are not compensated for their services, although certain of them were granted options to purchase shares of the company’s common stock on March 23, 2016 pursuant to the Company’s incentive stock option plan.

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

Item 11.

Executive Compensation.

Summary Compensation Table

The following table sets forth information with respect to the compensation awarded or paid to Benjamin Mossman, the Company’s current Chief Executive Officer, Fred Tejada, the Company’s former Chief Executive Officer and current President, Secretary and director, and Cale Thomas, the Company’s Chief Financial Officer, Treasurer and director, for all services rendered in all capacities to the Company during the past two fiscal years.  As of July 31, 2016, the Company did not have any other executive officers and no other individual received total compensation from the Company in excess of US$100,000 during those years.  Pursuant to Item 402(a)(5) of Regulation S-K, the Company has omitted certain columns from the table since there was no compensation awarded to, earned by or paid to these individuals required to be reported in such columns in either year.

Name and Principal Position	Year Ended July 31	Salary ($)	Option Awards ($) (1)	Total ($)
Benjamin Mossman (2)	2016	5,000	-	5,000
	2015	N/A	N/A	N/A
Fred Tejada, Chief Executive Officer (3)	2016	30,000 (4)	123,002 (5)	153,002
	2015	19,203 (4)	-	19,203
Cale Thomas, Chief Financial Officer	2016	18,000 (4)	95,668 (5)	113,668
	2015	-	-	-

(1)

See Note 8 of the notes to the Company’s audited financial statements included in this Report for a description of the assumptions made in the valuation of option awards.

(2)

Benjamin Mossman was appointed as the Chief Executive Officer of the Company on August 1, 2016.

(3)

Fred Tejada resigned as the Chief Executive Officer of the Company on August 1, 2016.

(4)

Represents consulting fees paid to the applicable individuals.

(5)

Represents share-based payments related to options vesting during the year ended July 31, 2016.

Executive Compensation

During the fiscal year ended July 31, 2016, the Company paid $5,000 in salaries (2015 - $Nil) to its Chief Executive Officer, Benjamin Mossman, $30,000 in consulting fees (2015 - $19,203) to its current President and former Chief Executive Officer, Fred Tejada, and $18,000 in consulting fees (2015 - $Nil) to its Chief Financial Officer, Cale Thomas.

Outstanding Equity Awards at Fiscal Year-End

On March 23, 2016, the Company granted options to purchase 2,700,000 shares of its common stock to certain of its directors, officers and consultants.  The following table sets forth information relating to the options granted to the Company’s principal executive officer and principal financial officer as of July 31, 2016:

Outstanding Equity Awards at Fiscal Year-End
Name	Number of Securities Underlying Unexercised Options Exercisable (1)	Option Exercise Price ($)	Option Expiration Date	Number of Shares That Have Not Vested	Market Value of Shares That Have Not Vested ($) (2)
Fred Tejada (1)	900,000	0.15	March 22, 2021	Nil	Nil
Cale Thomas	700,000	0.15	March 22, 2021	Nil	Nil

(1)

Fred Tejada resigned as the Chief Executive Officer of the Company on August 1, 2016.

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

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the Company’s common stock beneficially owned as of October 27, 2016 for (i) each stockholder known to be the beneficial owner of 5% or more of the Company’s outstanding shares of common stock, (ii) each of the Company’s officers and directors and (iii) the Company’s officers and directors as a group.  A person is considered to beneficially own any shares over which such person, directly or indirectly, exercises sole or shared voting or investment power, or over which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options or warrants or otherwise.  Unless otherwise indicated, voting and investment power relating to the shares shown in the table for the Company’s officers and directors is exercised solely by the beneficial owner thereof.

For the purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of the Company’s common stock that such person has the right to acquire within 60 days.  For the purposes of computing the percentage of outstanding shares of the Company’s common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of October 27, 2016 is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.  The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)
Common Stock	Benjamin Mossman (2)	986,600 (3)	2.9
Common Stock	Fred Tejada (4)	1,308,505 (5)	3.8
Common Stock	Cale Thomas (6)	1,842,857 (7)	5.4
Common Stock	Bradley Scharfe (8)	6,643,574 (9)	20.0
Common Stock	John Anderson (10)	-	-
All Officers and Directors as a Group		10,781,536	30.4
Common Stock	Klondike Gold Corp. 715 – 675 West Hastings Street Vancouver, British Columbia Canada V6B 1N2	3,000,000 (11)	8.6
Common Stock	Anthony Oram 4168 Susan Court Burlington, Ontario Canada L7M 4E9	2,857,143	8.6

Common Stock	Michael Evans (12) 700 – 510 West Hastings Street Vancouver, British Columbia Canada V6B 1L8	200,000 (13)	(14)

(1)

Based on 33,266,261 shares of common stock issued and outstanding as of the date of this Report.

(2)

Benjamin Mossman was appointed as the Chief Executive Officer and a director of the Company on August 1, 2016.

(3)

Includes 400,000 shares of common stock and 586,600 options, each of which is exercisable into one share of common stock at a price of $0.20 per share until August 8, 2021.

(4)

Fred Tejada was appointed as the President and Secretary of the Company on November 22, 2013, and a director of the Company on June 8, 2012.  He also acted as the Chief Executive Officer of the Company from November 19, 2013 until April 23, 2014 and April 2, 2015 to August 1, 2016, the Chief Financial Officer of the Company from March 4, 2014 until April 2, 2015, and the Treasurer of the Company from November 19, 2013 until April 2, 2015.

(5)

Includes 408,505 shares of common stock and 900,000 options, each of which is exercisable into one share of common stock at a price of $0.15 per share until March 22, 2021.

(6)

Cale Thomas was appointed as the Chief Financial Officer, Treasurer and a director of the Company on April 2, 2015.

(7)

Includes 1,142,857 shares of common stock and 700,000 options, each of which is exercisable into one share of common stock at a price of $0.15 per share until March 22, 2021.

(8)

Bradley Scharfe was appointed as a director of the Company on April 2, 2015.

(9)

These shares are held by Scharfe Holdings Inc., a corporation over which Mr. Scharfe has sole voting and investment power.

(10)

John Anderson was appointed as a director of the Company on August 30, 2016.

(11)

Includes 1,500,000 warrants, each of which is exercisable into one share of common stock at a price of $0.227 until July 13, 2018.

(12)

Michael Evans acted as a director of the Company from May 19, 2015 to August 30, 2016.

(13)

Includes 200,000 options, each of which is exercisable into one share of common stock at a price of $0.15 per share until March 22, 2021.

(14)

Less than 1%.

Changes in Control

The Company is not aware of any arrangements, including any pledge by any person of its securities, the operation of which may at a subsequent date result in a change in the Company’s control.

Item 13.

Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

The following includes a summary of transactions since August 1, 2015, or any currently proposed transaction, in which the Company was or is to be a participant and the amount involved exceeded or exceeds US$120,000 and in which any related person had or will have a direct or indirect material interest (other than compensation described in Item 11 – Executive Compensation).  The Company believes the terms obtained or consideration that it paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

•

During the year ended July 31, 2016, the Company paid salaries of $5,000 (2015 - $Nil) to its Chief Executive Officer.

•

During the year ended July 31, 2016, the Company paid consulting fees of $30,000 (2015 - $19,203) to its former Chief Executive Officer, and $18,000 (2015 - $Nil) to its Chief Financial Officer.

•

As at July 31, 2016, the Company had recorded loans from related parties of $43,214 or US$33,099 (2015 - $87,105 or US$67,100) representing advances made by two former directors and officers.  The advances are due on demand without interest.

•

As at July 31, 2016, $25,494 (2015 - $11,313) in accounts payable and accrued liabilities is due to current and former officers and companies controlled by directors and officers of the Company.  Of this amount, $Nil (2015 - $604) represents advances made by Skanderbeg Capital Partners Inc., a company that advised the Company’s management and performed promotional work for the Company (“Skanderbeg”).  Skanderbeg made payments on behalf of the Company until such time as it was able to complete a financing.

•

Included in general and administration expenses for the year ended July 31, 2016 is rent of $7,128 (2015 - $5,042) paid to Skanderbeg.

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

•

the director or a family member of the director accepted any compensation from the company in excess of US$120,000 during any period of 12 consecutive months within the three years preceding the independence determination (subject to certain exclusions, including, among other things, compensation for board or board committee service);

•

a family member of the director is, or at any time during the past three years was, an executive officer of the company;

•

the director or a family member of the director is a partner in, controlling stockholder of, or an executive officer of an entity to which the company made, or from which the company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year or US$200,000, whichever is greater (subject to certain exclusions);

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

The Company has determined that only John Anderson meets this definition of independence.

Item 14.

Principal Accountant Fees and Services.

The following table shows the fees billed by the Company’s auditor, Davidson & Company LLP Chartered Accountants, for the fiscal years ended July 31, 2016 and 2015:

	July 31, 2016 ($)	July 31, 2015 ($)
Audit Fees	12,600	10,672
Audit Related Fees	24,120	7,688
Tax Fees	-	-
All Other Fees	-	-

PART IV

Item 15.

Exhibits, Financial Statement Schedules.

The following exhibits are being filed as part of this Report:

Number

Exhibit Description

3.1

Articles of Incorporation (1)

3.2

Bylaws (1)

3.3

Articles of Merger filed with the Nevada Secretary of State on January 14, 2015 (2)

3.4

Certificate of Amendment filed with the Nevada Secretary of State on April 9, 2015 (3)

10.1

Option Agreement with Eastfield Resources Inc. dated May 18, 2015 (4)

10.2

Property Purchase Agreement with Klondike Gold Corp. dated May 26, 2016 (5)

14.1

Code of Ethics (6)

31.1

Certificate of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2

Certificate of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1

Certificate of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2

Certificate of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS

XBRL Instance File

101.SCH

XBRL Taxonomy Schema Linkbase Document

101.CAL

XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF

XBRL Taxonomy Extension Definition Linkbase Document

101.LAB

XBRL Taxonomy Extension Label Linkbase Document

101.PRE

XBRL Taxonomy Extension Presentation Linkbase Document

(1)

Included as an exhibit to the Company’s registration statement on Form S-1 filed on February 19, 2008.

(2)

Included as an exhibit to the Company’s current report on Form 8-K filed on January 15, 2015.

(3)

Included as an exhibit to the Company’s current report on Form 8-K filed on April 9, 2015.

(4)

Included as an exhibit to the Company’s current report on Form 8-K filed on May 18, 2015.

(5)

Included as an exhibit to the Company’s current report on Form 8-K filed on June 6, 2016.

(6)

Included as an exhibit to Amendment No. 1 to our annual report on Form 10-K filed on October 30, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  October 31, 2016

RISE RESOURCES INC.

/s/ Benjamin Mossman

Benjamin Mossman

Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ Benjamin Mossman

Benjamin Mossman

Chief Executive Officer and Director

October 31, 2016

/s/ Fred Tejada

Fred Tejada

President, Secretary and Director

October 31, 2016

/s/ Cale Thomas

Cale Thomas

Chief Financial Officer, Treasurer and Director

October 31, 2016

/s/ Bradley Scharfe

Bradley Scharfe

Director

October 31, 2016

/s/ John Anderson

John Anderson

Director

October 31, 2016