Form 10-Q
period 2016-10-31
Rise Resources Inc.
filed 2016-12-09
CIK 1424864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2016

❑ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-53848

RISE RESOURCES INC.

(Exact name of registrant as specified in its charter)

Nevada	30-0692325
(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)

488 – 1090 West Georgia Street Vancouver, British Columbia, Canada V6E 3V7
(Address of principal executive offices)(Zip Code)
(236) 521-0583
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

As of December 7, 2016, the registrant had 33,538,341 shares of common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

The financial statements of Rise Resources Inc. (formerly Patriot Minefinders Inc.) (“we”, “us”, “our”, the “Company”, or the “registrant”), a Nevada corporation, included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission.  Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, the financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company in the Company's Form 10-K for the fiscal year ended July 31, 2016.

RISE RESOURCES INC.

(AN EXPLORATION STAGE COMPANY)

CONDENSED INTERIM FINANCIAL STATEMENTS

PERIOD ENDED OCTOBER 31, 2016

RISE RESOURCES INC.

(An Exploration Stage Company)

BALANCE SHEETS

(Expressed in Canadian Dollars)

AS AT

	October 31, 2016 (unaudited)	July 31, 2016

ASSETS

Current
Cash	$ 10,319	$ 139,021
Receivables	23,395	20,021
Prepaid expenses	26,544	9,566

	60,258	168,608

Deposit on mineral property (Note 3)	32,758	-
Mineral property (Note 3)	563,031	563,031

	$ 656,047	$ 731,639

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

Current
Accounts payable and accrued liabilities	$ 171,485	$ 183,996
Loan from related parties (Note 6)	44,389	43,214

	215,874	227,210

Stockholders’ equity (deficiency)
Capital stock, $0.001 par value, 400,000,000 shares authorized;
33,266,261 (July 31, 2016 – 32,866,261) shares issued and outstanding (Note 7)	33,267	32,867
Additional paid-in-capital (Note 7)	2,640,890	2,475,194
Subscriptions received in advance (Note 7)	66,800	-
Cumulative translation adjustment	(166,663)	(166,663)
Deficit	(2,134,121)	(1,836,969)

	440,173	504,429

	$ 656,047	$ 731,639

Nature and continuance of operations (Note 1)

Contingency (Note 4)

Subsequent event (Note 9)

The accompanying notes are an integral part of these condensed interim financial statements.

RISE RESOURCES INC.

(An Exploration Stage Company)

STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS

(Expressed in Canadian Dollars)

(Unaudited)

FOR THE PERIOD ENDED OCTOBER 31

	2016	2015

EXPENSES
Consulting (Note 6)	$ 97,142	$ 16,691
Filing and regulatory	10,131	5,182
Foreign exchange	1,955	791
Gain on settlement of payables	-	(30,690)
General and administrative	2,358	6,334
Professional fees	29,794	-
Promotion and shareholder communication	17,445	-
Salaries (Note 6)	32,231	-
Share-based payments (Note 7)	106,096	-

Net income (loss) and comprehensive income (loss)	$ (297,152)	$ 1,692

Basic and diluted earnings (loss) per common share	$ (0.01)	$0.00

Basic and Diluted Weighted average number of common shares outstanding	33,261,913	15,082,663

The accompanying notes are an integral part of these condensed interim financial statements.

RISE RESOURCES INC.

(An Exploration Stage Company)

STATEMENT OF CASH FLOWS

(Expressed in Canadian Dollars)

(Unaudited)

FOR THE PERIOD ENDED OCTOBER 31

	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Loss for the period	$ (297,152)	$ 1,692
Items not involving cash
Gain on settlement of payables	-	(30,690)
Shares issued for compensation	60,000	-
Share-based payments	106,096	-
Unrealized foreign exchange	1,215	792
Non-cash working capital item changes:
Receivables	(3,374)	(957)
Prepaid expenses	(16,978)	-
Accounts payables and accrued liabilities	(12,551)	14,330

Net cash (used in) provided by operating activities	(162,744)	(14,833)

CASH FLOWS FROM INVESTING ACTIVITIES
Deposit on mineral property	(32,758)	-

Net cash provided by investing activities	(32,758)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Subscriptions received in advance	66,800	-

Net cash provided by financing activities	66,800	-

Change in cash for the period	(128,702)	(14,833)

Cash, beginning of period	139,021	18,000

Cash, end of period	$ 10,319	$ 3,167

Interest	$ -	$ -
Income taxes	-	-

During the period ended October 31, 2015 the Company accrued $23,389 in deferred financing fees through accounts payable and accrued liabilities.

The accompanying notes are an integral part of these condensed interim financial statements.

RISE RESOURCES INC.

(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

(Expressed in Canadian Dollars)

(Unaudited)

	Capital Stock
	Number	Amount	Additional Paid-in Capital	Subscriptions Received in Advance	Cumulative Translation Adjustment	Deficit	Total

Balance as at July 31, 2015	38,297,197	$ 38,298	$ 1,157,868	$ -	(166,663)	$ (1,203,503)	$ (174,000)
Shares surrender and cancellation (Note 7)	(13,000,186)	(13,000)	13,000	-	-	-	-
Loss for the period	-	-	-	-	-	1,692	1,692

Balance as at October 31, 2015	25,297,011	25,298	1,170,868	-	(166,663)	(1,201,811)	(172,308)
Shares issued for cash	6,069,250	6,069	600,856	-	-	-	606,925
Shares issued for mineral property	1,500,000	1,500	238,500	-	-	-	240,000
Warrants issued for mineral property	-	-	223,031	-	-	-	223,031
Share issuance costs	-	-	(127,067)	-	-	-	(127,067)
Share-based payments	-	-	369,006	-	-	-	369,006
Loss for the period	-	-	-	-	-	(635,158)	(635,158)

Balance as at July 31, 2016	32,866,261	32,867	2,475,194	-	(166,663)	(1,836,969)	504,429
Shares issued for compensation	400,000	400	59,600	-	-	-	60,000
Subscriptions received in advance	-	-	-	66,800	-	-	66,800
Share-based payments	-	-	106,096	-	-	-	106,096
Loss for the period	-	-	-	-	-	(297,152)	(297,152)

Balance as at October 31, 2016	33,266,261	$ 33,267	$ 2,640,890	$ 66,800	(166,663)	$ (2,134,121)	$ 440,173

The accompanying notes are an integral part of these condensed interim financial statements.

RISE RESOURCES INC.

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE PERIOD ENDED OCTOBER 31, 2016

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

The Company is in the early stages of exploration and as is common with any exploration company, it raises financing for its acquisition activities.  The accompanying financial statements have been prepared on the going concern basis, which presumes that the Company will continue operations for the foreseeable future and will be able to realize assets and discharge liabilities in the normal course of business.  The Company has incurred a loss of $297,152 for the period ended October 31, 2016 and has accumulated a deficit of $2,134,121.  This raises substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan, which is typical for a start-up company.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management of the Company (“management”) is of the opinion that sufficient financing will be obtained from external financing and further share issuances to meet the Company’s obligations.  At October 31, 2016, the Company had a working capital deficiency of $155,616.

2.

BASIS OF PREPARATION

Generally Accepted Accounting Principles

The accompanying unaudited condensed interim financial statements have been prepared in conformity with generally accepted accounting principles of the United States of America (“US GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) for financial information with the instructions to Form 10-Q and Regulation S-K.  Results are not necessarily indicative of results which may be achieved in the future.  The unaudited condensed interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the audited financial statements and notes thereto, together with Management’s Discussion and Analysis, for the year ended July 31, 2016.  Certain information and footnote disclosures normally included in the financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such SEC rules and regulations.

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

FOR THE PERIOD ENDED OCTOBER 31, 2016

(Expressed in Canadian Dollars)

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

Use of Estimates

The preparation of condensed interim financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.  Significant areas requiring the use of estimates include the valuation allowance applied to deferred income taxes and valuation of stock options and agent warrants.  Actual results could differ from those estimates, and would impact future results of operations and cash flows.

3.

MINERAL PROPERTY OPTION

Title to Mineral Properties

Title to mineral properties involves certain inherent risks due to the difficulties of determining the validity of certain mineral titles as well as the potential for problems arising from the frequently ambiguous conveying history characteristic of many mineral properties. As at October 31, 2016, the Company does not hold titles to any mineral properties.

Indata, British Columbia

On May 18, 2015, the Company entered into an option agreement with Eastfield Resources Ltd., (“Eastfield”), pursuant to which Eastfield granted the Company the exclusive and irrevocable right to acquire up to a 75% interest in and to certain claims in the Indata property located in the Omineca Mining Division in British Columbia, Canada.  In order to earn the initial 60% interest, the Company is required to pay Eastfield an aggregate of $350,000 ($50,000 paid to date; $30,000 paid in the current year) in cash and incur a minimum of $2,000,000 in aggregate exploration expenditures on the property by April 3, 2019.  In order to earn the additional 15% interest, the Company is required to pay Eastfield $100,000 cash within 90 days of earning the 60% interest and incur a further $500,000 in aggregate annual exploration expenditures on the property until such time as the Company is able to complete a feasibility study on the property.  As at October 31, 2016, the Company has incurred cumulative exploration expenditures of $4,035 on the Indata property.

RISE RESOURCES INC.

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE PERIOD ENDED OCTOBER 31, 2016

(Expressed in Canadian Dollars)

(Unaudited)

3.

MINERAL PROPERTY OPTION (cont’d…)

Klondike, British Columbia

On May 26, 2016, the Company entered into an agreement with Klondike Gold Corp. (“Klondike”) regarding the purchase of a portfolio of seven gold and base metal properties in southeast British Columbia.  Under the agreement, within 60 days of signing, the Company paid Klondike $50,000 in cash, issued 1,500,000 shares of the Company’s common stock valued at $240,000, and issued 1,500,000 warrants valued at $223,031 (discount rate – 0.49%, volatility – 200.64%, expected life – 2 years, dividend yield – 0%), exercisable at $0.227 per share until July 13, 2018.  On the one year anniversary of the first closing, the Company will pay Klondike $150,000 in cash, issue 2,000,000 shares of the Company’s common stock, and issue 1,000,000 warrants.  Klondike will retain a 2% net smelter return royalty (“NSR”) and the Company will have the right to purchase 50% of the NSR for $1,000,000 at any time after the first closing.  Each of the warrants is exercisable for a period of two years into one share of the Company’s common stock at a price that is a 20% premium to the 10-day volume-weighted average price of the stock on the CSE immediately prior to the date of issuance.  As at October 31, 2016, the Company has incurred cumulative exploration expenditures of $10,408 on the Klondike properties.

US Property

On August 30, 2016, the Company entered into an option agreement with three parties to purchase a 100% interest in and to certain lands and surface rights in the United States.  Upon execution of the option agreement, the Company paid the vendors a non-refundable cash deposit in the amount of $32,758 (US$25,000), which has been recorded as a long-term asset at October 31, 2016; an additional cash payment of US$2,000,000 is required to exercise the option. To exercise the option, this payment is due by December 26, 2016.

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

5.

BAD DEBT EXPENSE

During the year ended July 31, 2016, the Company advanced to Skanderbeg Capital Partners Inc. a total of $7,126, which had been recorded in prepaid expenses to be applied to future rent expense.  As the Company moved its premises during the year ended July 31, 2016, management has assessed the recoverability of the amount and recorded an allowance for doubtful accounts of $7,126 for the year ended July 31, 2016.

6.

RELATED PARTY TRANSACTIONS

Key management personnel consist of the Chief Executive Officer, Chief Financial Officer, and the directors of the Company.  The remuneration of the key management personnel is as follows:

a)

Salaries of $30,000 (2015 - $Nil) and 400,000 shares of common stock valued at $60,000, recognized as consulting expense, to the CEO of the Company;

RISE RESOURCES INC.

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE PERIOD ENDED OCTOBER 31, 2016

(Expressed in Canadian Dollars)

(Unaudited)

6.

RELATED PARTY TRANSACTIONS (cont’d…)

b)

Consulting fees of $19,500 (2015 - $7,500) to the former CEO of the Company; and

c)

Share-based payments of $106,096 (2015 - $Nil) to the CEO of the Company.

As at October 31, 2016, the Company has recorded loans from related parties of $44,389 (US$33,099) (July 31, 2016 - $43,214 or US$33,099) representing advances made by a director and a former director and officer.  The advances are due on demand without interest.

As at October 31, 2016, included in due to related parties is $31,289 (July 31, 2016 - $25,494) in accounts and advances payable and accrued liabilities to current and former officers and companies controlled by directors and officers of the Company.

Included in general and administration expenses for the period ended October 31, 2016 is rent of $Nil (2015 - $1,725) paid to Skanderbeg Capital Partners Inc., a company that previously advised the Company’s management and performed promotional work for the Company.

7.

CAPITAL STOCK AND ADDITIONAL PAID-IN-CAPITAL

Issued Capital Stock

On October 28, 2015, pursuant to a share surrender and cancellation agreement, the Company cancelled 13,000,186 shares of common stock surrendered to the Company, originally issued through debt conversion agreements on February 11, 2015 and March 31, 2015.

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

On July 18, 2016, the Company issued 1,500,000 shares of common stock at a price of $0.16 per share to Klondike pursuant to the Klondike properties purchase agreement (Note 3).

On August 1, 2016, the Company issued 400,000 shares of common stock at a price of $0.15 per share to the Company’s CEO as compensation. The shares were valued at $60,000 on issuance and were recognized as consulting expense.

Private Placement

On October 6, 2016, the Company announced a non-brokered private placement of up to 17,500,000 units at a price of $0.20 per unit for gross proceeds of up to $3,500,000.  Each unit will consist of one share of the Company’s common stock and one transferable share purchase warrant exercisable into one share of common stock at a price of $0.40 for a period of two years from the date of issuance.  As at October 31, 2016, the Company has received $66,800 in advance subscriptions.

RISE RESOURCES INC.

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE PERIOD ENDED OCTOBER 31, 2016

(Expressed in Canadian Dollars)

(Unaudited)

7.

CAPITAL STOCK AND ADDITIONAL PAID-IN-CAPITAL (cont’d…)

Stock Options

During the period ended October 31, 2016, the Company granted 586,600 stock options, exercisable at a price of $0.20 per share for a period of five years, to the Company’s CEO.

The following incentive stock options were outstanding at October 31, 2016:

Number of Shares	Exercise Price	Expiry Date

2,700,000	$0.15	January 31, 2021
586,600	0.20	August 8, 2021
3,286,600	0.16

Warrants

The following warrants were outstanding at October 31, 2016:

Number of Warrants	Exercise Price	Expiry Date

464,750	$0.10	January 29, 2018
1,500,000	0.227	July 13, 2018
1,964,750	$0.20

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

During the period ended October 31, 2016, the Company granted 586,600 (2015 - Nil) stock options with a weighted average fair value of $0.18 (2015 - $Nil). The Company recognized share-based payments expense of $106,096 (2015 - $Nil).

The following weighted average assumptions were used for the Black-Scholes option-pricing model valuation of stock options granted during the period:

	2016	2015

Risk-free interest rate	0.54%	N/A
Expected life of options	5.00 years	N/A
Expected annualized volatility	148.45%	N/A
Dividend	-	N/A
Forfeiture rate	-	N/A

RISE RESOURCES INC.

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE PERIOD ENDED OCTOBER 31, 2016

(Expressed in Canadian Dollars)

(Unaudited)

8.

SEGMENTED INFORMATION

The Company has two reportable segments, being the acquisition of exploration and evaluation assets located in British Columbia, Canada, and the United States.

9.

SUBSEQUENT EVENT

Subsequent to October 31, 2016, the Company:

•

Issued 272,080 shares of common stock upon the exercise of agent warrants at a price of $0.10 per share.

•

Entered into an agreement to extend the closing date for the purchase of the US Property until December 26, 2016, in exchange for a non-refundable cash payment of US$25,000, which will be credited against the US$2,000,000 purchase price of the property upon the exercise of the purchase option.

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

On August 30, 2016, the Company entered into an option agreement with three parties to purchase an undivided 100% interest in and to certain mineral lands and surface rights in the United States (the “US Property”).  A significant historic gold mine is located on the US Property, which consists solely of private land.  Upon the execution of the option agreement, the Company paid the vendors a non-refundable cash deposit in the amount of USD$25,000, and an additional cash payment of US$2,000,000 is required to exercise the option.  On November 18, 2016, the Company entered into an agreement with the vendors to extend the closing date for the purchase of the US Property until December 26, 2016, in exchange for an additional non-refundable cash payment of US$25,000, which will be credited against the US$2,000,000 purchase price of the property upon the exercise of the purchase option.

The Company believes it can prepare a mineral resource estimate, exploration plan, and a preliminary mine plan through processing historic data on the US Property within two months of the closing of the purchase.

On October 6, 2016, the Company announced a non-brokered private placement of up to 17,500,000 units at a price of $0.20 per unit for gross proceeds of up to $3,500,000 (the “Private Placement”).  Each unit will consist of one share of the Company’s common stock and one transferable share purchase warrant exercisable into one share of common stock at a price of $0.40 for a period of two years from the date of issuance.  The Company expects to use the proceeds from the Private Placement for the exercise of the option on the US Property, of which there is no guarantee, and for general working capital purposes.

Plan of Operations

As at October 31, 2016, the Company had a cash balance of $10,319, compared to a cash balance of $139,021 as of July 31, 2016.

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

The Company is currently evaluating the seven southeast British Columbia properties that it purchased from Klondike.  An exploration program will be compiled based on the findings from this evaluation.  The Company is also undertaking a due diligence process on the US Property that it has under option, and evaluating whether to proceed with the purchase of that property.

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

The Company does not currently have sufficient funds to carry out the two-phase exploration program or cover its anticipated general operating expenses for the year, so it will require additional funding. The Company anticipates that additional funding will be in the form of equity financing from the sale of its common stock or from loans from one of several directors or officers, or companies controlled by directors or officers.  The Company does not have any arrangements in place for any future equity financing or loans, and if the Company is not successful in raising additional financing, the Company anticipates that it will not be able to proceed with its business plan.

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

Results of Operations

For the Periods Ended October 31, 2016 and 2015

The Company’s operating results for the periods ended October 31, 2016 and 2015 are summarized as follows:

	For the period ended October 31, 2016	For the period ended October 31, 2015
Consulting	$97,142	$16,691
Filing and regulatory	10,131	5,182
Foreign exchange	1,955	791
Gain on settlement of payables	-	(30,690)
General and administrative	2,358	6,334
Professional fees	29,794	-
Promotion and shareholder communication	17,445	-
Salaries	32,231	-
Share-based payments	106,096	-
Income (loss) for the period	(297,152)	1,692

The Company’s operating expenses increased during the period ended October 31, 2016 compared to the prior period primarily as a result of increased costs for consulting, filing and regulatory, professional fees and promotion and shareholder communications, driven by the new listing on the CSE in February 2016 and increases in consulting and expenses related to planning and researching the Company’s mineral properties.

Liquidity and Capital Resources

Working Capital

	At October 31, 2016	At July 31, 2016	Change between July 31, 2016 and October 31, 2016
Current Assets	$60,258	$168,608	$(108,350)
Current Liabilities	215,874	227,210	11,336
Working Capital/(Deficit)	(155,616)	(58,602)	(97,014)

Cash Flows

	For the period ended October 31, 2016	For the period ended October 31, 2015
Net Cash used in Operating Activities	$(162,744)	$(14,833)
Net Cash provided by Investing Activities	(32,758)	-
Net Cash provided by in Financing Activities	66,800	-
Net Decrease in Cash During Period	(128,702)	(14,833)

As of July 31, 2016, the Company had $10,319 in cash, $60,258 in current assets, $656,047 in total assets, $215,874 in current and total liabilities, a working capital deficit of $155,616 and an accumulated deficit of $2,134,121.

During the period ended October 31, 2016, the Company used $162,744 in net cash on operating activities, whereas it used $14,833 in net cash on operating activities during the prior period.  The difference in net cash used in operating activities during the two periods was largely due to the increase in the Company’s net loss for the most recent year, as adjusted for the accrual of a larger accounts payable, accrued liabilities and due to related parties balance.

During the period ended October 31, 2016, the Company used net cash of $32,758 (2015 - $Nil) from investing activities. In the current year, the Company paid $32,758 (US$25,000) as a deposit on the US Property acquisition.

The Company received net cash of $66,800 from financing activities during the period ended October 31, 2016 (2015 - $Nil) from subscriptions received in advance.

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

Off Balance Sheet Arrangements

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

As of the end of the period covered by this Report, the Company carried out an evaluation, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures.  Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that its internal control over financial reporting was not effective as of October 31, 2016 because the following material weakness in internal control over financial reporting existed as of that date:

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

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting during the period ended October 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Other than as described above, the Company is not aware of any material pending legal proceedings to which it is a party or of which its property is the subject. The Company also knows of no proceedings to which any of its directors, officers or affiliates, or any registered or beneficial holders of more than 5% of any class of the Company’s securities, or any associate of any such director, officer, affiliate or security holder are an adverse party or have a material interest adverse to the Company.

ITEM 1A.

RISK FACTORS.

Not required.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On August 1, 2016, the Company issued 400,000 shares of common stock to its Chief Executive Officer, Benjamin Mossman, at a deemed price of $0.15 per share as a signing bonus pursuant to Mr. Mossman’s executive employment agreement.  On August 9, 2016, and pursuant to the same agreement, the Company issued Mr. Mossman options to purchase 586,600 shares of the Company’s common stock exercisable at a price of $0.20 per share until August 8, 2021.

The Company issued the foregoing shares and granted the foregoing options in reliance on the exemption from registration provided by Rule 903 of Regulation S under the Securities Act of 1933, as amended (“Regulation S”).  The Company’s reliance on Rule 903 of Regulation S was based on the fact that the shares and options were issued/granted in “offshore transactions”, as defined in Rule 902(h) of Regulation S.  The Company did not engage in any directed selling efforts in the United States in connection with the issuance/grant, and Mr. Mossman is not a U.S. person and did not acquire the shares/options for the account or benefit of any U.S. person.

Other than as described above, during the period ended October 31, 2016 the Company did not issue any equity securities that were not registered under the Securities Act of 1933, as amended.

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

By:	/s/ Benjamin Mossman
Benjamin Mossman, Chief Executive Officer
Date:	December 7, 2016