Form 10-K/A
period 2016-07-31
Rise Resources Inc.
filed 2017-03-16
CIK 1424864

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

☐ Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal year end: $4,721,031.80

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of October 27, 2016 the registrant had 33,266,261 shares of common stock issued and outstanding.

Table of Contents

Item

Page

Explanatory Note

4

PART I

Item 1.

Business

4

PART II

Item 9A.

Controls and Procedures

31

PART IV

Item 15.

Exhibits, Financial Statement Schedules

33

SIGNATURES

34

EXPLANATORY NOTE

Rise Resources Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend its Annual Report on Form 10-K for the year ended July 31, 2016, originally filed with the Securities and Exchange Commission on October 31, 2016 (the “Original Filing”). Item 1 erroneously included references to an “indicated resource” on page 23 and an “inferred resource” on page 28, which we have deleted.  With respect to the disclosure of historical exploration work, we have added a statement on page 30 under “Data Verification and Quality Assurance” that the Company has not verified such exploration data or reviewed the quality assurance procedures used by previous operators in the collection of such data.  Item 9A did not include a conclusion regarding the effectiveness of our disclosure controls and procedures nor management’s annual report on internal control over financing reporting, which we have added.

This Amendment No. 1 does not reflect events occurring after the filing of the Original Filing, or modify or update the disclosures therein in any way other than as described in the paragraph above. This Amendment No. 1 does not modify or update the Company’s other filings made with the SEC subsequent to the filing of the Original Filing.

This Amendment is being filed solely to address the above deficiencies in Item 1 and Item 9A.  This Amendment also includes new certifications by our chief executive officer and chief financial officer pursuant to Sections 302 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1 and 31.2.

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

Deposit Type

The Indata Property is host to mineralization of two deposit types: polymetallic precious metal veins and porphyry copper.  Porphyry copper mineralization is known on the Indata Property from the Lake Zone on the east side of Albert Lake, some 500 metres west of the area of the polymetallic veins.  Drill results here include 145.4 metres averaging 0.20% Cu, which includes a higher grade interval of 24.1 metres of 0.37% Cu.  There are a number of other porphyry copper occurrences in the area.  One prominent example is the Central Zone of Serengeti Resources’ Kwanika Project, located 14 kilometres north of the Indata Property.

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

Metal content and Sullivan horizon thickness increase southwards

Cruz-Midway:

•

Sullivan horizon in intersected in 2007 drilling

•

Elevated base metals and alteration

Data Verification and Quality Assurance

The Company has not conducted any exploration work on its mineral properties and all exploration results were performed by previous operators.  Although the Company believes that the historic exploration results are relevant to the project the Company has not verified this exploration data or reviewed the quality assurance procedures used by previous operators in the collection of this data.

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

PART II

Item 9A.

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

As of the end of the period covered by this Report, management of the Company carried out an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on this evaluation, management concluded that the Company’s disclosure controls and procedures were not effective as of July 31, 2016 because of a material weakness in internal control over financial reporting that existed as of that date, as more fully described below.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

The Company carried out an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its internal control over financial reporting as of July 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated 2013 Framework. Management concluded that the Company’s internal control over financial reporting was not effective as of July 31, 2016 because a material weakness in internal control over financial reporting existed as of that date as a result of a lack of segregation of incompatible duties due to insufficient personnel. A material weakness is a deficiency or a combination of control deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to a provision under the Dodd-Frank Wall Street Reform and Consumer Protection Act which grants a permanent exemption for non-accelerated filers from complying with Section 404(b) of the Sarbanes-Oxley Act of 2002.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the period ended July 31, 2016 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Date:  March 16, 2017

RISE RESOURCES INC.

/s/ Cale Thomas

____________________________

Cale Thomas

Chief Financial Officer, Treasurer and Director