Form 10-Q/A
period 2016-10-31
Rise Resources Inc.
filed 2017-03-16
CIK 1424864

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

EXPLANATORY NOTE

Rise Resources Inc. is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to amend its Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2016, originally filed with the Securities and Exchange Commission on December 9, 2016 (the “Original Filing”).  Item 4 did not include a conclusion regarding the effectiveness of our disclosure controls and procedures, which we have added.

This Amendment does not reflect events occurring after the filing of the Original Filing, or modify or update the disclosures therein in any way other than as described in the paragraph above. This Amendment No. 1 does not modify or update the Company’s other filings made with the SEC subsequent to the filing of the Original Filing.

This Amendment is being filed solely to provide the addition of the missing required disclosure in Item 4, Controls and Procedures. This Amendment also includes new certifications by our chief executive officer and chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1 and 31.2.

ITEM 4.

CONTROLS AND PROCEDURES.

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

As of the end of the period covered by this Report, management of the Company carried out an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on this evaluation, management concluded that the Company’s disclosure controls and procedures were not effective as of October 31, 2016 because a material weakness in internal control over financial reporting existed as of that date as a result of a lack of segregation of incompatible duties due to insufficient personnel. A material weakness is a deficiency or a combination of control deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the period ended October 31, 2016 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

By:	/s/ Benjamin Mossman
Benjamin Mossman, Chief Executive Officer
Date:	March 16, 2017

5