Form 10-Q
period 2017-01-31
Rise Resources Inc.
filed 2017-03-17
CIK 1424864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2017

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
(604) 260-4577
(Registrant’s telephone number, including area code)
N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [X] Yes   [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes   [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting Company.  See the definitions of “large accelerated filer,” “accelerated filer” and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ❑	Accelerated filer ❑
Non-accelerated filer ❑ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ❑ Yes ☒ No

As of March 17, 2017, the registrant had 57,297,841 shares of common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

The consolidated financial statements of Rise Resources Inc. (formerly Patriot Minefinders Inc.) (“we”, “us”, “our”, the “Company”, or the “registrant”), a Nevada corporation, included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission.  Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, the consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company in the Company's Form 10-K for the fiscal year ended July 31, 2016.

RISE RESOURCES INC.

(AN EXPLORATION STAGE COMPANY)

CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

PERIOD ENDED JANUARY 31, 2017

RISE RESOURCES INC.

(An Exploration Stage Company)

CONDENSED CONSOLIDATED INTERIM STATEMENT OF FINANCIAL POSITION

(Expressed in Canadian Dollars)

AS AT

	January 31, 2017 (unaudited)	July 31, 2016

ASSETS

Current
Cash	$ 597,246	$ 139,021
Receivables	22,771	20,021
Prepaid expenses	517,311	9,566

	1,137,328	168,608

Mineral properties (Note 3)	3,533,903	563,031

	$ 4,671,231	$ 731,639

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

Current
Accounts payable and accrued liabilities	$ 318,386	$ 183,996
Loan from related parties (Note 6)	39,687	43,214

	358,073	227,210

Stockholders’ equity (deficiency)
Capital stock, $0.001 par value, 400,000,000 shares authorized;
56,842,841 (July 31, 2016 – 32,866,261) shares issued and outstanding (Note 7)	56,844	32,867
Additional paid-in-capital (Note 7)	7,531,727	2,475,194
Subscriptions received in advance (Note 7)	43,750	-
Cumulative translation adjustment	(166,663)	(166,663)
Deficit	(3,152,500)	(1,836,969)

	4,313,158	504,429

	$ 4,671,231	$ 731,639

Nature and continuance of operations (Note 1)

Contingency (Note 4)

Subsequent events (Note 10)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

RISE RESOURCES INC.

(An Exploration Stage Company)

CONDENSED CONSOLIDATED INTERIM STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS

(Expressed in Canadian Dollars)

(Unaudited)

	Three months ended January 31, 2017	Three months ended January 31, 2016	Six months ended January 31, 2017	Six months ended January 31, 2016

EXPENSES
Consulting (Note 6)	$ 8,029	$ 18,579	$ 195,171	$ 35,270
Filing and regulatory	9,073	14,771	19,204	19,953
Foreign exchange	(548)	8,062	1,407	8,853
Gain on settlement of payables	(11,415)	(6,244)	(11,415)	(36,934)
General and administrative	57,648	6,460	60,006	12,974
Professional fees	63,958	17,912	93,752	17,912
Promotion and shareholder communication	250,228	2,470	267,673	2,470
Property investigation	55,253	-	55,253	-
Salaries (Note 6)	31,994	-	64,225	-
Share-based payments (Note 7)	464,159	-	570,255	-

Net loss and comprehensive loss	$(1,018,379)	$(62,010)	$(1,315,531)	$(60,318)

Basic and diluted loss per common share	$ (0.02)	$ (0.00)	$ (0.04)	$ (0.00)

Weighted average number of common shares outstanding	41,459,255	25,428,533	37,360,584	31,650,905

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

RISE RESOURCES INC.

(An Exploration Stage Company)

CONDENSED CONSOLIDATED INTERIM STATEMENT OF CASH FLOWS

(Expressed in Canadian Dollars)

(Unaudited)

FOR THE PERIOD ENDED JANUARY 31

	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Loss for the period	$ (1,315,531)	$ (60,318)
Items not involving cash
Gain on settlement of payables	(11,415)	(36,934)
Shares issued for compensation	60,000	-
Share-based payments	570,255	-
Unrealized foreign exchange	(3,721)	6,945
Non-cash working capital item changes:
Receivables	(2,750)	(5,961)
Prepaid expenses	(507,745)	-
Accounts payable and accrued liabilities	28,096	15,347

Net cash used in operating activities	(1,182,811)	(80,921)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of mineral property	(2,786,872)	-

Net cash used in investing activities	(2,786,872)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Shares issued for cash	4,476,900	605,000
Warrants exercised	27,208	-
Subscriptions received in advance	43,750	-
Share issuance costs	(119,950)	(74,643)

Net cash provided by financing activities	4,427,908	530,357

Change in cash for the period	458,225	(449,436)

Cash, beginning of period	139,021	18,000

Cash, end of period	$ 597,246	$ 467,436

Interest	$ -	$ -
Income taxes	-	-

Supplemental cash flow information (Note 8)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

RISE RESOURCES INC.

(An Exploration Stage Company)

CONDENSED CONSOLIDATED INTERIM STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

(Expressed in Canadian Dollars)

(Unaudited)

	Capital Stock
	Number	Amount	Additional Paid-in Capital	Subscriptions Received in Advance	Cumulative Translation Adjustment	Deficit	Total

Balance as at July 31, 2015	38,297,197	$ 38,298	$ 1,157,868	$ -	(166,663)	$ (1,203,503)	$ (174,000)
Shares surrender and cancellation (Note 7)	(13,000,186)	(13,000)	13,000	-	-	-	-
Shares issued for cash	6,050,000	6,050	598,950	-	-	-	605,000
Share issuance costs	-	-	(122,599)	-	-	-	(122,599)
Loss for the period	-	-	-	-	-	(60,318)	(60,318)

Balance as at January 31, 2016	31,347,011	31,348	1,647,219	-	(166,663)	(1,263,821)	248,083
Shares issued for cash	19,250	19	1,906	-	-	-	1,925
Shares issued for mineral property	1,500,000	1,500	238,500	-	-	-	240,000
Warrants issued for mineral property	-	-	223,031	-	-	-	223,031
Share issuance costs	-	-	(4,468)	-	-	-	(4,468)
Share-based payments	-	-	369,006	-	-	-	369,006
Loss for the period	-	-	-	-	-	(573,148)	(573,148)

Balance as at July 31, 2016	32,866,261	32,867	2,475,194	-	(166,663)	(1,836,969)	504,429
Shares issued for cash	22,384,500	22,385	4,454,515	-	-	-	4,466,400
Shares issued for mineral property	920,000	920	183,080	-	-	-	184,000
Shares issued for compensation	400,000	400	59,600	-	-	-	60,000
Warrants exercised	272,080	272	26,936	-	-	-	27,208
Subscriptions received in advance	-	-	-	43,750	-	-	43,750
Share issuance costs	-	-	(237,853)	-	-	-	(237,853)
Share-based payments	-	-	570,255	-	-	-	570,255
Loss for the period	-	-	-	-	-	(1,315,531)	(1,315,531)

Balance as at January 31, 2017	56,842,841	$ 56,844	$ 7,531,727	$ 43,750	(166,663)	$ (3,152,500)	$ 4,313,158

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

RISE RESOURCES INC.

(An Exploration Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE PERIOD ENDED JANUARY 31, 2017

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

The Company is in the early stages of exploration and as is common with any exploration company, it raises financing for its acquisition activities.  The accompanying condensed consolidated interim financial statements have been prepared on the going concern basis, which presumes that the Company will continue operations for the foreseeable future and will be able to realize assets and discharge liabilities in the normal course of business.  The Company has incurred a loss of $1,315,531 for the period ended January 31, 2017 and has accumulated a deficit of $3,152,500.  This raises substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan, which is typical for a start-up company.  The condensed consolidated interim financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management of the Company (“management”) is of the opinion that sufficient financing will be obtained from external financing and further share issuances to meet the Company’s obligations.  At January 31, 2017, the Company had working capital of $779,255.

2.

BASIS OF PREPARATION

Generally Accepted Accounting Principles

The accompanying unaudited condensed consolidated interim financial statements have been prepared in conformity with generally accepted accounting principles of the United States of America (“US GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) for financial information with the instructions to Form 10-Q and Regulation S-K.  Results are not necessarily indicative of results which may be achieved in the future.  The unaudited condensed consolidated interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the audited financial statements and notes thereto, together with Management’s Discussion and Analysis, for the year ended July 31, 2016.  Certain information and footnote disclosures normally included in the financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such SEC rules and regulations.

Basis of Consolidation

The condensed consolidated interim financial statements comprise the accounts of Rise Resources Inc., the parent company, and its wholly-owned subsidiary, Rise Grass Valley, Inc., a Nevada corporation, after the elimination of all material intercompany balances and transactions.

RISE RESOURCES INC.

(An Exploration Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE PERIOD ENDED JANUARY 31, 2017

(Expressed in Canadian Dollars)

(Unaudited)

2.

BASIS OF PREPARATION (cont’d…)

Basis of Consolidation (cont’d…)

Subsidiaries

Subsidiaries are all entities over which the Company has exposure to variable returns from its involvement and has the ability to use power over the investee to affect its returns. The existence and effect of potential voting rights that are currently exercisable or convertible are considered when assessing whether the Company controls another entity. Subsidiaries are fully consolidated from the date on which control is transferred to the Company until the date on which control ceases.

The accounts of subsidiaries are prepared for the same reporting period as the parent company, using consistent accounting policies. Inter-company transactions, balances and unrealized gains or losses on transactions are eliminated upon consolidation.

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

Other than the above, the Company has determined that other significant newly issued accounting pronouncements are either not applicable to the Company’s business or that no material effect is expected on the financial statements as a result of future adoption.

Use of Estimates

The preparation of condensed consolidated interim financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.  Significant areas requiring the use of estimates include the valuation allowance applied to deferred income taxes and valuation of stock options and agent warrants.  Actual results could differ from those estimates, and would impact future results of operations and cash flows.

RISE RESOURCES INC.

(An Exploration Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE PERIOD ENDED JANUARY 31, 2017

(Expressed in Canadian Dollars)

(Unaudited)

3.

MINERAL PROPERTIES

The Company’s mineral properties balance consists of:

	January 31, 2017	July 31, 2016

Klondike, British Columbia	$ 513,031	$ 513,031
Indata, British Columbia	50,000	$50,000
Idaho-Maryland, California	2,970,872	-

Total	$ 3,533,903	$ 563,031

Title to Mineral Properties

Title to mineral properties involves certain inherent risks due to the difficulties of determining the validity of certain mineral titles as well as the potential for problems arising from the frequently ambiguous conveying history characteristic of many mineral properties. As at January 31, 2017, the Company does not hold titles to any mineral properties.

Indata, British Columbia

On May 18, 2015, the Company entered into an option agreement with Eastfield Resources Ltd., (“Eastfield”), pursuant to which Eastfield granted the Company the exclusive and irrevocable right to acquire up to a 75% interest in and to certain claims in the Indata property located in the Omineca Mining Division in British Columbia, Canada.  In order to earn the initial 60% interest, the Company is required to pay Eastfield an aggregate of $350,000 ($50,000 paid to date) in cash and incur a minimum of $2,000,000 in aggregate exploration expenditures on the property by April 3, 2019.  In order to earn the additional 15% interest, the Company is required to pay Eastfield $100,000 cash within 90 days of earning the 60% interest and incur a further $500,000 in aggregate annual exploration expenditures on the property until such time as the Company is able to complete a feasibility study on the property.  As at January 31, 2017, the Company has incurred cumulative exploration expenditures of $4,035 on the Indata property.

Klondike, British Columbia

On May 26, 2016, the Company entered into an agreement with Klondike Gold Corp. (“Klondike”) regarding the purchase of a portfolio of seven gold and base metal properties in southeast British Columbia.  Under the agreement, within 60 days of signing, the Company paid Klondike $50,000 in cash, issued 1,500,000 shares of the Company’s common stock valued at $240,000, and issued 1,500,000 warrants valued at $223,031 (discount rate – 0.49%, volatility – 200.64%, expected life – 2 years, dividend yield – 0%), exercisable at $0.227 per share until July 13, 2018.  On the one year anniversary of the first closing, the Company will pay Klondike $150,000 in cash, issue 2,000,000 shares of the Company’s common stock, and issue 1,000,000 warrants.  Klondike will retain a 2% net smelter return royalty (“NSR”) and the Company will have the right to purchase 50% of the NSR for $1,000,000 at any time after the first closing.  Each of the warrants is exercisable for a period of two years into one share of the Company’s common stock at a price that is a 20% premium to the 10-day volume-weighted average price of the stock on the CSE immediately prior to the date of issuance.  As at January 31, 2017, the Company has incurred cumulative exploration expenditures of $10,408 on the Klondike properties.

RISE RESOURCES INC.

(An Exploration Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE PERIOD ENDED JANUARY 31, 2017

(Expressed in Canadian Dollars)

(Unaudited)

3.

MINERAL PROPERTIES (cont’d…)

Idaho-Maryland Gold Mine Property, California

On August 30, 2016, the Company entered into an option agreement with three parties to purchase a 100% interest in and to the Idaho-Maryland Gold Mine property located near Grass Valley, California, United States; pursuant to the option agreement, in order to exercise the option, the Company must pay US$2,000,000 by November 30, 2016.  Upon execution of the option agreement, the Company paid the vendors a non-refundable cash deposit in the amount of $32,758 (US$25,000), which will be credited against the purchase price of US$2,000,000 upon exercise of the option. On November 30, 2016, the Company negotiated an extension of the closing date of the option agreement to December 26, 2016, in return for a cash payment of $32,758 (US$25,000), which will be credited against the purchase price of US$2,000,000 upon exercise of the option. On December 28, 2016, the Company negotiated a further no-cost extension of the closing date of the option agreement to January 31, 2017. On January 25, 2017, the Company exercised the option by paying $2,588,625 (US$1,950,000), and acquired a 100% interest in the Idaho-Maryland Gold Mine property. In connection with the option agreement, the Company agreed to pay a cash commission of $184,000 (US$140,000) equal to 7 per cent of the purchase price of US$2,000,000; the commission was settled on January 25, 2017 through the issuance of 920,000 units valued at $0.20 per unit (Note 7).

On January 6, 2017, the Company entered into an option agreement with Sierra Pacific Industries Inc. to purchase a 100% interest in and to certain surface rights totalling approximately 82 acres located near Grass Valley, California, United States, contiguous to the Idaho-Maryland Gold Mine property acquired by the Company on January 25, 2017.  Pursuant to the option agreement, in order to exercise the option, the Company must pay US$1,900,000 by March 31, 2017.  Upon execution of the option agreement, the Company paid the vendors a non-refundable cash deposit in the amount of $132,732 (US$100,000), which will be credited against the purchase price of US$1,900,000 upon exercise of the option.

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

RISE RESOURCES INC.

(An Exploration Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE PERIOD ENDED JANUARY 31, 2017

(Expressed in Canadian Dollars)

(Unaudited)

6.

RELATED PARTY TRANSACTIONS

Key management personnel consist of the Chief Executive Officer, Chief Financial Officer, the President, and the directors of the Company.  The remuneration of the key management personnel is as follows:

a)

Salaries of $60,000 (2016 - $Nil) and 400,000 shares of common stock valued at $60,000, recognized as consulting expense, to the CEO of the Company;

b)

Consulting fees of $5,262 (2016 - $Nil) to a company controlled by a director of the Company; and

c)

Consulting fees of $18,000 (2016 - $Nil) to the CFO of the Company

d)

Consulting fees of $33,617 (2016 - $15,000) to the President and former CEO of the Company; and

e)

Share-based payments of $570,255 (2016 - $Nil) to the CEO of the Company.

As at January 31, 2017, the Company has recorded loans from related parties of $39,687 (US$30,500) (July 31, 2016 - $43,214 or US$33,099) representing advances made by a director and a former director and officer.  The advances are due on demand without interest.

As at January 31, 2017, included in due to related parties is $19,774 (July 31, 2016 - $25,494) in accounts and advances payable and accrued liabilities to current and former officers and companies controlled by directors and officers of the Company.

Included in general and administration expenses for the period ended January 31, 2017 is rent of $Nil (2016 - $1,725) paid to Skanderbeg Capital Partners Inc., a company that previously advised the Company’s management and performed promotional work for the Company.

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

RISE RESOURCES INC.

(An Exploration Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE PERIOD ENDED JANUARY 31, 2017

(Expressed in Canadian Dollars)

(Unaudited)

7.

CAPITAL STOCK AND ADDITIONAL PAID-IN-CAPITAL (cont’d…)

Issued Capital Stock (cont’d…)

On November 1, 2016 and November 7, 2016, the Company issued a total of 272,080 shares of common stock upon the exercise of agent warrants at a price of $0.10 per share.

On January 25, 2017, the Company issued 920,000 units valued at $0.20 per unit to an individual pursuant to a debt conversion by the individual in the amount of $184,000 (US$140,000), representing a cash commission equal to 7 per cent of the US$2,000,000 purchase price of the Idaho-Maryland property (Note 3). Each unit consists of one share of common stock and one transferable share purchase warrant exercisable into one share of common stock at a price of $0.40 for a period of two years from the date of issuance.

Private Placement

On December 28, 2016, the Company completed a non-brokered private placement, issuing an aggregate of 21,044,500 units at a price of $0.20 per unit for gross proceeds of $4,208,900.  Each unit consists of one share of common stock and one transferable share purchase warrant exercisable into one share of common stock at a price of $0.40 for a period of two years from the date of issuance. In connection with the private placement, the Company paid finders fees of $218,410 and issued a total of 1,104,300 agent warrants exercisable into one share of common stock at a price of $0.40 for a period of two years from the date of issuance.

On January 25, 2017, the Company completed a non-brokered private placement, issuing an aggregate of 1,340,000 units at a price of $0.20 per unit for gross proceeds of $268,000.  Each unit consists of one share of common stock and one transferable share purchase warrant exercisable into one share of common stock at a price of $0.40 for a period of two years from the date of issuance. In connection with the private placement, the Company paid finders fees of $5,220 and issued a total of 26,100 agent warrants exercisable into one share of common stock at a price of $0.40 for a period of two years from the date of issuance.

During the period ended January 31, 2017, the Company received $43,750 in proceeds pertaining to the private placement of 455,000 units at $0.25 per unit, which closed subsequent to January 31, 2017 (Note 10); this amount has been recorded as subscriptions received in advance as at January 31, 2017.

Stock Options

During the period ended January 31, 2017, the Company granted a total of 2,729,142 stock options, exercisable at a weighted average price of $0.23 per share for a period of five years, to the Company’s CEO.

The following incentive stock options were outstanding at January 31, 2017:

Number of Shares	Exercise Price	Expiry Date

2,000,000	$0.15	January 31, 2021
586,600	0.20	August 8, 2021
2,142,542	0.24	December 27, 2021
4,729,142	0.20

RISE RESOURCES INC.

(An Exploration Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE PERIOD ENDED JANUARY 31, 2017

(Expressed in Canadian Dollars)

(Unaudited)

7.

CAPITAL STOCK AND ADDITIONAL PAID-IN-CAPITAL (cont’d…)

Stock Options (cont’d…)

Stock option transactions are summarized as follows:

	Number of Options	Weighted Average Exercise Price

Balance, July 31, 2015	-	$ -
Options granted	2,700,000	0.15

Balance, July 31, 2016	2,700,000	$0.15
Options granted	2,729,142	0.23
Options expired/forfeited	(700,000)	(0.15)

Balance outstanding and exercisable, January 31, 2017	4,729,142	$ 0.20

Warrants

The following warrants were outstanding at January 31, 2017:

Number of Warrants	Exercise Price	Expiry Date

192,670	$0.10	January 29, 2018
1,500,000	0.227	July 13, 2018
22,148,800	0.40	December 23, 2018
2,286,100	0.40	January 24, 2019
26,127,570	$0.39

Warrant transactions are summarized as follows:

	Number of Options	Weighted Average Exercise Price

Balance, July 31, 2015	-	$ -
Warrants issued	1,984,000	0.20
Warrants exercised	(19,250)	(0.10)

Balance, July 31, 2016	1,964,750	$ 0.20
Warrants issued	24,434,900	0.40
Warrants exercised	(272,080)	(0.10)

Balance outstanding, January 31, 2017	26,127,570	$ 0.39

RISE RESOURCES INC.

(An Exploration Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE PERIOD ENDED JANUARY 31, 2017

(Expressed in Canadian Dollars)

(Unaudited)

7.

CAPITAL STOCK AND ADDITIONAL PAID-IN-CAPITAL (cont’d…)

Warrants (cont’d…)

During the period ended January 31, 2017, the Company issued 1,130,400 (2016 – 484,000) agent warrants with a weighted average fair value of $0.17 (2016 - $0.09).

The following weighted average assumptions were used for the Black-Scholes option-pricing model valuation of agent warrants issued during the period:

	2017	2016

Risk-free interest rate	0.76%	0.43%
Expected life of warrants	2.0 years	2.0 years
Expected annualized volatility	179.45%	215.30%
Dividend	Nil	Nil
Forfeiture rate	0%	0%

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

During the period ended January 31, 2017, the Company granted 2,729,142 (2016 - Nil) stock options with a weighted average fair value of $0.21 (2016 - $Nil). The Company recognized share-based payments expense of $570,255 (2016 - $Nil).

The following weighted average assumptions were used for the Black-Scholes option-pricing model valuation of stock options granted during the period:

	2017	2016

Risk-free interest rate	0.98%	N/A
Expected life of options	5.00 years	N/A
Expected annualized volatility	147.36%	N/A
Dividend	-	N/A
Forfeiture rate	-	N/A

8.

SUPPLEMENTAL CASH FLOW INFORMATION

During the period ended January 31, 2017, the Company issued 1,130,400 agent warrants valued at $197,643, accrued $117,903 in share issuance costs through accounts payable and accrued liabilities, and issued 920,000 units, each unit comprising one common share and one share purchase warrant, valued at $184,000 for a debt conversion in relation to mineral property acquisition.

During the period ended January 31, 2016, the Company issued 484,000 agent warrants valued at $42,248, accrued $6,658 in share issuance costs through accounts payable and accrued liabilities, and reallocated $51,948 in deferred financing costs to share issuance costs.

RISE RESOURCES INC.

(An Exploration Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE PERIOD ENDED JANUARY 31, 2017

(Expressed in Canadian Dollars)

(Unaudited)

9.

SEGMENTED INFORMATION

The Company has two reportable segments, being the acquisition of exploration and evaluation assets located in British Columbia, Canada, and California, United States.

10.

SUBSEQUENT EVENTS

Subsequent to January 31, 2017, the Company:

•

Issued 500,000 incentive stock options to an investor relations consultant, each option exercisable into one share of common stock at a price of $0.33 for a period of three years.

•

Completed a non-brokered private placement, issuing an aggregate of 455,000 units at a price of $0.25 per unit for gross proceeds of $113,750.  Each unit consists of one share of common stock and one transferable share purchase warrant exercisable into one share of common stock at a price of $0.40 for a period of two years from the date of issuance. In connection with the private placement, the Company paid finders fees of $2,625 and issued a total of 10,500 agent warrants exercisable into one share of common stock at a price of $0.40 for a period of two years from the date of issuance.

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

Description of Business

The Company is a mineral exploration company and its primary asset is a major past producing high grade property near Grass Valley, California, United States, which it owns outright. The Company also has a copper/gold property under option in British Columbia, Canada, and several other potential mineral properties in British Columbia, Canada. The Company’s common stock is currently traded on the OTC Markets under the symbol “RYES”, and listed on the Canadian Securities Exchange (the “CSE”) under the symbol “UPP”.   The Company ceased to be an OTC reporting issuer in Canada on February 2, 2016.

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

On August 30, 2016, the Company entered into an option agreement with three parties to purchase a 100% interest in and to the Idaho-Maryland Gold Mine property located near Grass Valley, California, United States; pursuant to the option agreement, in order to exercise the option, the Company must pay US$2,000,000 by November 30, 2016.  Upon execution of the option agreement, the Company paid the vendors a non-refundable cash deposit in the amount of $32,758 (US$25,000), which will be credited against the purchase price of US$2,000,000 upon exercise of the option. On November 30, 2016, the Company negotiated an extension of the closing date of the option agreement to December 26, 2016, in return for a cash payment of $32,758 (US$25,000), which will be credited against the purchase price of US$2,000,000 upon exercise of the option. On December 28, 2016, the Company negotiated a further no-cost extension of the closing date of the option agreement to January 31, 2017. On January 25, 2017, the Company exercised the option by paying $2,588,625 (US$2,000,000), and acquired a 100% interest in the Idaho-Maryland Gold Mine property. In connection with the option agreement, the Company agreed to pay a cash commission of $184,000 (US$140,000) equal to 7 per cent of the purchase price of US$2,000,000; the commission was settled on January 25, 2017 through the issuance of 920,000 units valued at $0.20 per unit, each unit consisting of one share of common stock and one transferable share purchase warrant exercisable into one share of common stock at a price of $0.40 for a period of two years from the date of issuance..

The Company believes it can prepare a mineral resource estimate, exploration plan, and a preliminary mine plan through processing historic data on the Idaho-Maryland property within three months of the closing of the purchase.

On December 28, 2016, the Company completed a non-brokered private placement, issuing an aggregate of 21,044,500 units at a price of $0.20 per unit for gross proceeds of $4,208,900.  Each unit consists of one share of common stock and one transferable share purchase warrant exercisable into one share of common stock at a price of $0.40 for a period of two years from the date of issuance. In connection with the private placement, the Company paid finders fees of $218,410 and issued a total of 1,104,300 agent warrants exercisable into one share of common stock at a price of $0.40 for a period of two years from the date of issuance.

On January 6, 2017, the Company entered into an option agreement with Sierra Pacific Industries Inc. to purchase a 100% interest in and to certain surface rights totalling approximately 82 acres located near Grass Valley, California, United States, contiguous to the Idaho-Maryland Gold Mine property acquired by the Company on January 25, 2017.  Pursuant to the option agreement, in order to exercise the option, the Company must pay US$1,900,000 by March 31, 2017.  Upon execution of the option agreement, the Company paid the vendors a non-refundable cash deposit in the amount of $132,732 (US$100,000), which will be credited against the purchase price of US$1,900,000 upon exercise of the option.

On January 25, 2017, the Company completed a non-brokered private placement, issuing an aggregate of 1,340,000 units at a price of $0.20 per unit for gross proceeds of $268,000.  Each unit consists of one share of common stock and one transferable share purchase warrant exercisable into one share of common stock at a price of $0.40 for a period of two years from the date of issuance. In connection with the private placement, the Company paid finders fees of $5,220 and issued a total of 26,100 agent warrants exercisable into one share of common stock at a price of $0.40 for a period of two years from the date of issuance.

On February 5, 2017, the Company completed a non-brokered private placement, issuing an aggregate of 455,000 units at a price of $0.25 per unit for gross proceeds of $113,750.  Each unit consists of one share of common stock and one transferable share purchase warrant exercisable into one share of common stock at a price of $0.40 for a period of two years from the date of issuance. In connection with the private placement, the Company paid finders fees of $2,625 and issued a total of 10,500 agent warrants exercisable into one share of common stock at a price of $0.40 for a period of two years from the date of issuance.

Plan of Operations

As at January 31, 2017, the Company had a cash balance of $597,246, compared to a cash balance of $139,021 as of July 31, 2016.

The Company’s plan of operations for the next 12 months is to review the geological information acquired with the Idaho-Maryland Gold Mine property, and prepare a mineral resource estimate, exploration plan, and a preliminary mine plan.  Information derived from this work and the resulting report will shape the future direction of the Company.

The Company also plans to carry out the first of a two-phase exploration program on the Indata Property in the summer of 2017 at a total cost of approximately $304,605, as follows:

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

The first phase combines line cutting, soil sampling and geophysics work to provide the information needed to determine drill targets, if any, for the second phase and will achieve the exploration budget for the next 12 months required by the Option Agreement.  Note that the Company has approached the optionor of the Indata property and is in discussions to amend the current option agreement to allow for this work to occur in the summer of 2017, and any further work to proceed in the summer of 2018. The Company expects to complete the second phase of the exploration program by November 30, 2018, as follows:

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

•

the results of its proposed exploration program on the Indata Property;

•

the results of its current geological investigation of the Idaho-Maryland property.

The Company has not attained profitable operations and is dependent upon obtaining financing to pursue its proposed exploration activities. For these reasons the Company’s auditors believe that there is substantial doubt that it will be able to continue as a going concern.

Results of Operations

For the Periods Ended January 31, 2017 and 2016

The Company’s operating results for the periods ended January 31, 2017 and 2016 are summarized as follows:

	For the period ended January 31, 2017	For the period ended January 31, 2016
Consulting	$195,171	$35,270
Filing and regulatory	19,204	19,953
Foreign exchange	1,407	8,853
Gain on settlement of payables	(11,415)	(36,934)
General and administrative	60,006	12,794
Professional fees	93,752	17,912
Promotion and shareholder communication	267,673	2,470
Property investigation	55,253	-
Salaries	64,225	-
Share-based payments	570,255	-
Loss for the period	(1,315,531)	(60,318)

The Company’s operating expenses increased during the period ended January 31, 2017 compared to the prior period primarily as a result of increased costs for consulting, filing and regulatory, professional fees and promotion and shareholder communications, driven by increases in consulting and expenses related to planning and researching the Company’s mineral properties, and promotional activity involved in raising funds in the recent private placements.

Liquidity and Capital Resources

Working Capital

	At January 31, 2017	At July 31, 2016	Change between July 31, 2016 and January 31, 2017
Current Assets	$1,137,328	$168,608	$968,720
Current Liabilities	358,073	227,210	130,863
Working Capital/(Deficit)	779,255	(58,602)	837,857

Cash Flows

	For the period ended January 31, 2017	For the period ended January 31, 2016
Net Cash used in Operating Activities	$(1,182,811)	$(80,921)
Net Cash provided by Investing Activities	(2,786,872)	-
Net Cash provided by in Financing Activities	4,427,908	530,357
Net Increase (Decrease) in Cash During Period	458,255	449,436

As of July 31, 2016, the Company had $597,246 in cash, $1,137,328 in current assets, $4,671,231 in total assets, -$358,073 in current and total liabilities, a working capital of $779,255 and an accumulated deficit of $3,152,500.

During the period ended January 31, 2017, the Company used $1,182,811 (2016 - $80,921) in net cash on operating activities.  The difference in net cash used in operating activities during the two periods was largely due to the increase in the Company’s net loss for the most recent year, as adjusted for an increase in prepaid expenses, and the accrual of a larger accounts payable, accrued liabilities and due to related parties balance.

During the period ended January 31, 2017, the Company used net cash of $2,786,872 (US$2,100,000) (2016 - $Nil) from investing activities for the acquisition of the Idaho-Maryland property and the recent option agreement to increase the holdings of the Idaho-Maryland property.

The Company received net cash of $4,427,908 (2016 - $530,357) from financing activities during the period ended January 31, 2017. In the current period, the Company received gross proceeds of $4,476,900 (2016 - $605,000) from private placements, $27,208 (2016 - $Nil) from the exercise of warrants, $43,750 (2016 - $Nil) from subscriptions received in advance, offset by $119,950 (2016 - $74,643) in share issuance costs.

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

As of the end of the period covered by this Report, the Company carried out an evaluation, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures.  Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that its internal control over financial reporting was not effective as of January 31, 2017 because the following material weakness in internal control over financial reporting existed as of that date:

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

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting during the period ended January 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The Company has previously provided disclosure regarding all of its unregistered sales of securities made during the quarter covered by this report.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.

MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.

OTHER INFORMATION.

None.

ITEM 6.

EXHIBITS.

(a)

The following exhibits are filed herewith:

10.1

Option Agreement among The Earl C & Erica Erickson Trust, Tangold, LLC, and The Estate of Mary Bouma and Rise Resources Inc. dated as of August 30, 2016 (the “Idaho-Maryland Option Agreement”)

10.2

Extension of the Idaho-Maryland Option Agreement dated November 30, 2016

10.3

Extension of the Idaho-Maryland Option Agreement dated December 28, 2016

10.4

Option Agreement between Sierra Pacific Industries Inc. and Rise Resources Inc. dated January 6, 2017

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

By:	/s/ Benjamin Mossman
Benjamin Mossman, Chief Executive Officer
Date:	March 17, 2017