Form 10-Q
period 2017-04-30
Rise Gold Corp.
filed 2017-06-14
CIK 1424864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2017

❑ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-53848

RISE GOLD CORP.

(Exact name of registrant as specified in its charter)

Nevada	30-0692325
(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)

488 – 1090 West Georgia Street Vancouver, British Columbia, Canada V6E 3V7
(Address of principal executive offices) (Zip Code)
(604) 260-4577
(Registrant’s telephone number, including area code)
RISE RESOURCES INC.
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [X] Yes   [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ❑ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting Company.  See the definitions of “large accelerated filer,” “accelerated filer” and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ❑	Accelerated filer ❑
Non-accelerated filer ❑ (Do not check if a smaller reporting company)	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ❑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ❑ Yes ☒ No

As of June 14, 2017, the registrant had 66,707,655 shares of common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

The consolidated financial statements of Rise Gold Corp. (formerly Rise Resources Inc.) (“we”, “us”, “our”, the “Company”, or the “registrant”), a Nevada corporation, included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission.  Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, the consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company in the Company's Form 10-K for the fiscal year ended July 31, 2016.

RISE GOLD CORP.

(FORMERLY RISE RESOURCES INC.)

(AN EXPLORATION STAGE COMPANY)

CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

PERIOD ENDED APRIL 30, 2017

3

RISE GOLD CORP. (FORMERLY RISE RESOURCES INC.)

(An Exploration Stage Company)

CONDENSED CONSOLIDATED INTERIM STATEMENT OF FINANCIAL POSITION

(Expressed in Canadian Dollars)

AS AT

	April 30, 2017 (unaudited)	July 31, 2016

ASSETS

Current
Cash	$ 648,166	$ 139,021
Receivables	40,102	20,021
Prepaid expenses	331,888	9,566

	1,020,156	168,608

Mineral properties (Note 3)	3,238,872	563,031

	$ 4,259,028	$ 731,639

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

Current
Accounts payable and accrued liabilities	$ 388,822	$ 183,996
Promissory notes payable (Note 6)	239,200	-
Loan from related parties (Note 7)	41,669	43,214

	669,691	227,210

Stockholders’ equity (deficiency)
Capital stock, $0.001 par value, 400,000,000 shares authorized;
57,697,841 (July 31, 2016 – 32,866,261) shares issued and outstanding (Note 8)	57,698	32,867
Additional paid-in-capital (Note 8)	8,141,807	2,475,194
Subscriptions received in advance (Note 8)	678,650	-
Cumulative translation adjustment	(166,663)	(166,663)
Deficit	(5,122,155)	(1,836,969)

	3,589,337	504,429

	$ 4,259,028	$ 731,639

Nature and continuance of operations (Note 1)

Contingency (Note 4)

Subsequent events (Notes 3 and 11)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

RISE GOLD CORP. (FORMERLY RISE RESOURCES INC.)

(An Exploration Stage Company)

CONDENSED CONSOLIDATED INTERIM STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS

(Expressed in Canadian Dollars)

(Unaudited)

	Three months ended April 30, 2017	Three months ended April 30, 2016	Nine months ended April 30, 2017	Nine months ended April 30, 2016

EXPENSES
Consulting (Note 7)	$ 235,171	$ 33,963	$ 430,342	$ 69,233
Filing and regulatory	8,796	4,149	28,000	24,102
Foreign exchange	(1,233)	(9,606)	174	(753)
Gain on settlement of payables	-	(5,048)	(11,415)	(41,982)
General and administrative	56,121	3,451	116,127	16,245
Geological mineral exploration costs (Note 3)	171,146	-	171,146	-
Professional fees	167,807	27,245	261,559	45,157
Promotion and shareholder communication	311,880	5,654	579,553	8,124
Property investigation costs (Note 3)	-	-	55,253	-
Salaries (Note 7)	17,127	-	81,352	-
Share-based payments (Note 8)	439,809	369,006	1,010,064	369,006
Write off mineral property costs (Note 3)	563,031	-	563,031	-

Net loss and comprehensive loss	$ (1,969,655)	$ (428,814)	$ (3,285,186)	$ (489,132)

Basic and diluted loss per common share	$(0.03)	$ (0.01)	$ (0.07)	$ (0.02)

Weighted average number of common shares outstanding	57,384,021	31,347,011	43,888,371	31,551,086

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

RISE GOLD CORP. (FORMERLY RISE RESOURCES INC.)

(An Exploration Stage Company)

CONDENSED CONSOLIDATED INTERIM STATEMENT OF CASH FLOWS

(Expressed in Canadian Dollars)

(Unaudited)

FOR THE PERIOD ENDED APRIL 30

	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Loss for the period	$ (3,285,186)	$ (489,132)
Items not involving cash
Accrued interest expense	19,200	-
Gain on settlement of payables	(11,415)	(41,982)
Shares issued for compensation	60,000	-
Share-based payments	1,010,064	369,006
Unrealized foreign exchange	6,167	857
Write off mineral property costs	563,031	-
Non-cash working capital item changes:
Receivables	(20,081)	(10,042)
Prepaid expenses	(322,322)	(7,830)
Accounts payable and accrued liabilities	209,993	(23,313)

Net cash used in operating activities	(1,770,549)	(202,436)

CASH FLOWS FROM INVESTING ACTIVITIES
Repayment of loan from related party	-	(41,500)
Acquisition of mineral property	(3,054,872)	(30,000)

Net cash used in investing activities	(3,054,872)	(71,500)

CASH FLOWS FROM FINANCING ACTIVITIES
Shares issued for cash	4,590,650	605,000
Warrants exercised	27,208	-
Options exercised	60,000	-
Promissory notes issued	220,000	-
Subscriptions received in advance	678,650	-
Share issuance costs	(241,942)	(81,301)

Net cash provided by financing activities	5,334,566	523,699

Change in cash for the period	509,145	249,763

Cash, beginning of period	139,021	18,000

Cash, end of period	$ 48,166	$ 267,763

Interest	$ -	$ -
Income taxes	$ -	$ -

Supplemental cash flow information (Note 8)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

RISE GOLD CORP. (FORMERLY RISE RESOURCES INC.)

(An Exploration Stage Company)

CONDENSED CONSOLIDATED INTERIM STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

(Expressed in Canadian Dollars)

(Unaudited)

	Capital Stock
	Number	Amount	Additional Paid-in Capital	Subscriptions Received in Advance	Cumulative Translation Adjustment	Deficit	Total

Balance as at July 31, 2015	38,297,197	$ 38,298	$ 1,157,868	$ -	(166,663)	$ (1,203,503)	$ (174,000)
Shares surrender and cancellation (Note 7)	(13,000,186)	(13,000)	13,000	-	-	-	-
Shares issued for cash	6,050,000	6,050	598,950	-	-	-	605,000
Share issuance costs	-	-	(124,403)	-	-	-	(124,403)
Share-based payments	-	-	369,006	-	-	-	369,006
Loss for the period	-	-	-	-	-	(489,132)	(489,132)

Balance as at January 31, 2016	31,347,011	31,348	2,014,421	-	(166,663)	(1,692,635)	186,471
Shares issued for cash	19,250	19	1,906	-	-	-	1,925
Shares issued for mineral property	1,500,000	1,500	238,500	-	-	-	240,000
Warrants issued for mineral property	-	-	223,031	-	-	-	223,031
Share issuance costs	-	-	(2,664)	-	-	-	(2,664)
Loss for the period	-	-	-	-	-	(144,334)	(144,334)

Balance as at July 31, 2016	32,866,261	32,867	2,475,194	-	(166,663)	(1,836,969)	504,429
Shares issued for cash	22,839,500	22,839	4,567,811	-	-	-	4,590,650
Shares issued for mineral property	920,000	920	183,080	-	-	-	184,000
Shares issued for compensation	400,000	400	59,600	-	-	-	60,000
Warrants exercised	272,080	272	26,936	-	-	-	27,208
Options exercised	400,000	400	59,600	-	-	-	60,000
Subscriptions received in advance	-	-	-	678,650	-	-	678,650
Share issuance costs	-	-	(240,478)	-	-	-	(240,478)
Share-based payments	-	-	1,010,064	-	-	-	1,010,064
Loss for the period	-	-	-	-	-	(3,285,186)	(3,285,186)

Balance as at April 30, 2017	57,697,841	$ 57,698	$ 8,141,807	$ 678,650	(166,663)	$ (5,122,155)	$ 3,589,337

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

RISE GOLD CORP. (FORMERLY RISE RESOURCES INC.)

(An Exploration Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE PERIOD ENDED APRIL 30, 2017

(Expressed in Canadian Dollars)

(Unaudited)

1.

NATURE AND CONTINUANCE OF OPERATIONS

Rise Gold Corp. (the “Company”) was originally incorporated as Atlantic Resources Inc. in the State of Nevada on February 9, 2007 and is in the exploration stage. On April 11, 2012, the Company merged its wholly-owned subsidiary, Patriot Minefinders Inc., a Nevada corporation, in and to the Company to effect a name change to Patriot Minefinders Inc. On January 14, 2015, the Company completed a name change to Rise Resources Inc. in the same manner. On April 7, 2017, the Company changed its name to Rise Gold Corp. These mergers were carried out solely for the purpose of effecting these changes of names.

On February 16, 2015, the Company increased its authorized capital from 21,000,000 shares to 400,000,000 shares.

On January 29, 2016, the Company completed an initial public offering in Canada and began trading on the Canadian Securities Exchange (“CSE”) on February 1, 2016.

The Company is in the early stages of exploration and as is common with any exploration company, it raises financing for its acquisition activities.  The accompanying condensed consolidated interim financial statements have been prepared on the going concern basis, which presumes that the Company will continue operations for the foreseeable future and will be able to realize assets and discharge liabilities in the normal course of business.  The Company has incurred a loss of $3,285,186 for the period ended April 30, 2017 and has accumulated a deficit of $5,122,155.  This raises substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan, which is typical for a start-up company.  The condensed consolidated interim financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management of the Company (“management”) is of the opinion that sufficient financing will be obtained from external financing and further share issuances to meet the Company’s obligations.  At April 30, 2017, the Company had working capital of $350,465.

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

Basis of Consolidation

The condensed consolidated interim financial statements comprise the accounts of Rise Gold Corp., the parent company, and its wholly-owned subsidiary, Rise Grass Valley, Inc., a Nevada corporation, after the elimination of all material intercompany balances and transactions.

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

RISE GOLD CORP. (FORMERLY RISE RESOURCES INC.)

(An Exploration Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE PERIOD ENDED APRIL 30, 2017

(Expressed in Canadian Dollars)

(Unaudited)

3.

MINERAL PROPERTIES

The Company’s mineral properties balance consists of:

	April 30, 2017	July 31, 2016

Klondike, British Columbia	$ -	$ 513,031
Indata, British Columbia	-	$ 50,000
Idaho-Maryland, California	3,238,872	-

Total	$ 3,238,872	$ 563,031

Title to Mineral Properties

Title to mineral properties involves certain inherent risks due to the difficulties of determining the validity of certain mineral titles as well as the potential for problems arising from the frequently ambiguous conveying history characteristic of many mineral properties. As at April 30, 2017, the Company held title to the Idaho-Maryland Gold Mine property in California.

Indata, British Columbia

On May 18, 2015, the Company entered into an option agreement with Eastfield Resources Ltd., (“Eastfield”), pursuant to which Eastfield granted the Company the exclusive and irrevocable right to acquire up to a 75% interest in and to certain claims in the Indata property located in the Omineca Mining Division in British Columbia, Canada.  In order to earn the initial 60% interest, the Company was required to pay Eastfield an aggregate of $350,000 ($50,000 paid to date) in cash and incur a minimum of $2,000,000 in aggregate exploration expenditures on the property by April 3, 2019.  In order to earn the additional 15% interest, the Company was required to pay Eastfield $100,000 cash within 90 days of earning the 60% interest and incur a further $500,000 in aggregate annual exploration expenditures on the property until such time as the Company was able to complete a feasibility study on the property.  As at April 30, 2017, the Company has incurred cumulative exploration expenditures of $4,035 on the Indata property. Subsequent to April 30, 2017, the Company terminated its option agreement with Eastfield; accordingly, the Company has written off $50,000 in acquisition costs in relation to the Indata property as at April 30, 2017.

Klondike, British Columbia

On May 26, 2016, the Company entered into an agreement with Klondike Gold Corp. (“Klondike”) regarding the purchase of a portfolio of seven gold and base metal properties in southeast British Columbia.  Under the agreement, within 60 days of signing, the Company paid Klondike $50,000 in cash, issued 1,500,000 shares of the Company’s common stock valued at $240,000, and issued 1,500,000 warrants valued at $223,031 (discount rate – 0.49%, volatility – 200.64%, expected life – 2 years, dividend yield – 0%), exercisable at $0.227 per share until July 13, 2018.  On the one year anniversary of the first closing, the Company would have paid Klondike $150,000 in cash, issue 2,000,000 shares of the Company’s common stock, and issue 1,000,000 warrants.  Klondike would have retained a 2% net smelter return royalty (“NSR”) and the Company would have the right to purchase 50% of the NSR for $1,000,000 at any time after the first closing.  Each of the warrants would have been exercisable for a period of two years into one share of the Company’s common stock at a price that is a 20% premium to the 10-day volume-weighted average price of the stock on the CSE immediately prior to the date of issuance.  As at April 30, 2017, the Company has incurred cumulative exploration expenditures of $10,408 on the Klondike properties. Subsequent to April 30, 2017, the Company terminated the purchase agreement with Klondike; accordingly the Company has written off $513,031 in acquisition costs in relation to the Klondike properties as at April 30, 2017.

3.

MINERAL PROPERTIES (cont’d…)

Idaho-Maryland Gold Mine Property, California

On August 30, 2016, the Company entered into an option agreement with three parties to purchase a 100% interest in and to the Idaho-Maryland Gold Mine property located near Grass Valley, California, United States; pursuant to the option agreement, in order to exercise the option, the Company must pay US$2,000,000 by November 30, 2016.  Upon execution of the option agreement, the Company paid the vendors a non-refundable cash deposit in the amount of $32,758 (US$25,000), which will be credited against the purchase price of US$2,000,000 upon exercise of the option. On November 30, 2016, the Company negotiated an extension of the closing date of the option agreement to December 26, 2016, in return for a cash payment of $32,758 (US$25,000), which will be credited against the purchase price of US$2,000,000 upon exercise of the option. On December 28, 2016, the Company negotiated a further no-cost extension of the closing date of the option agreement to April 30, 2017. On January 25, 2017, the Company exercised the option by paying $2,588,625 (US$1,950,000), and acquired a 100% interest in the Idaho-Maryland Gold Mine property. In connection with the option agreement, the Company agreed to pay a cash commission of $184,000 (US$140,000) equal to 7 per cent of the purchase price of US$2,000,000; the commission was settled on January 25, 2017 through the issuance of 920,000 units valued at $0.20 per unit (Note 7).

On January 6, 2017, the Company entered into an option agreement with Sierra Pacific Industries Inc. (“Sierra”) to purchase a 100% interest in and to certain surface rights totalling approximately 82 acres located near Grass Valley, California, United States, contiguous to the Idaho-Maryland Gold Mine property acquired by the Company on January 25, 2017.  Pursuant to the option agreement, in order to exercise the option, the Company must pay US$1,900,000 by March 31, 2017. Upon execution of the option agreement, the Company paid the vendors a non-refundable cash deposit in the amount of $132,732 (US$100,000), which will be credited against the purchase price of US$1,900,000 upon exercise of the option. On April 3, 2017, the Company negotiated an extension of the closing date of the option agreement to June 30, 2017, in return for a cash payment of $268,000 (US$200,000) to extend the option agreement to June 30, 2017, at which time a payment of US$1,600,000 is due in order to exercise the option.

As at April 30, 2017, the Company has incurred cumulative property investigation costs of $55,253 and cumulative exploration expenditures of $171,146 on the Idaho-Maryland Gold Mine property.

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

6.

PROMISSORY NOTES PAYABLE

During the period ended April 30, 2017, the Company issued promissory notes totalling $220,000, accruing interest in advance at 10% every three months, maturing on June 29, 2017. Subsequent to April 30, 2017, the Company and one promissory note holder agreed to reduce the interest rate to 7.2% and make an early repayment of principal of $100,000 and accrued interest of $7,200. The remaining principal of $120,000 and accrued interest of $12,000 was also repaid early subsequent to April 30, 2017, on May 30, 2017.

7.

RELATED PARTY TRANSACTIONS

Key management personnel consist of the Chief Executive Officer, Chief Financial Officer, the President, and the directors of the Company.  The remuneration of the key management personnel is as follows:

a)

Salaries of $90,000 (2016 - $Nil) and 400,000 shares of common stock valued at $60,000 (2016 – nil), recognized as consulting expense, to the CEO of the Company;

b)

Consulting fees of $166,285 (2016 - $Nil) to two companies controlled by a former director of the Company; and

c)

Consulting fees of $40,489 (2016 - $Nil) to the CFO of the Company

d)

Consulting fees of $42,619 (2016 - $22,500) to the former CEO of the Company; and

e)

Share-based payments of $885,375 (2016 - $246,004) to key management personnel.

As at April 30, 2017, the Company has recorded loans from related parties of $41,669 (US$30,500) (July 31, 2016 - $43,214 or US$33,099) representing advances made by a director and a former director and officer.  The advances are due on demand without interest.

As at April 30, 2017, included in prepaid expenses is $11,000 (July 31, 2016 - $Nil) due from an officer, which was received subsequent to April 30, 2017. As at April 30, 2017, included in due to related parties is $79,371 (July 31, 2016 - $25,494) in accounts and advances payable and accrued liabilities to current and former officers and companies controlled by directors and officers of the Company.

Included in general and administration expenses for the period ended April 30, 2017 is rent of $Nil (2016 - $5,175) paid to Skanderbeg Capital Partners Inc., a company that previously advised the Company’s management and performed promotional work for the Company.

8.

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

8.

CAPITAL STOCK AND ADDITIONAL PAID-IN-CAPITAL (cont’d…)

Issued Capital Stock (cont’d…)

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

Private Placement

On December 23, 2016, the Company completed a non-brokered private placement, issuing an aggregate of 21,044,500 units at a price of $0.20 per unit for gross proceeds of $4,208,900.  Each unit consists of one share of common stock and one transferable share purchase warrant exercisable into one share of common stock at a price of $0.40 for a period of two years from the date of issuance. In connection with the private placement, the Company paid finders fees of $218,410 and issued a total of 1,104,300 agent warrants valued at $191,724 (discount rate – 0.76%, volatility – 179.53%, expected life – 2 years, dividend yield – 0%), exercisable into one share of common stock at a price of $0.40 for a period of two years from the date of issuance.

On January 24, 2017, the Company completed a non-brokered private placement, issuing an aggregate of 1,340,000 units at a price of $0.20 per unit for gross proceeds of $268,000.  Each unit consists of one share of common stock and one transferable share purchase warrant exercisable into one share of common stock at a price of $0.40 for a period of two years from the date of issuance. In connection with the private placement, the Company paid finders fees of $5,220 and issued a total of 26,100 agent warrants valued at $5,919 (discount rate – 0.76%, volatility – 175.85%, expected life – 2 years, dividend yield – 0%), exercisable into one share of common stock at a price of $0.40 for a period of two years from the date of issuance.

On February 6, 2017, the Company completed a non-brokered private placement, issuing an aggregate of 455,000 units at a price of $0.25 per unit for gross proceeds of $113,750.  Each unit consists of one share of common stock and one transferable share purchase warrant exercisable into one share of common stock at a price of $0.40 for a period of two years from the date of issuance. In connection with the private placement, the Company paid finders fees of $2,625 and issued a total of 10,500 agent warrants valued at $2,657 (discount rate – 0.70%, volatility – 175.86%, expected life – 2 years, dividend yield – 0%), exercisable into one share of common stock at a price of $0.40 for a period of two years from the date of issuance.

8.

CAPITAL STOCK AND ADDITIONAL PAID-IN-CAPITAL (cont’d…)

Private Placement (cont’d…)

On April 11, 2017, the Company announced a non-brokered private placement of up to 8,700,000 units at a price of $0.23 per unit for gross proceeds of up to $2,000,000, each unit consisting of one share of common stock and one non-transferable share purchase warrant exercisable into one share of common stock at a price of $0.40 for a period of two years from the date of issuance. The private placement closed subsequent to April 30, 2017 (Note 11).

Stock Options

During the period ended April 30, 2017, the Company granted:

a)

a total of 2,729,142 stock options to the Company’s CEO, exercisable at a weighted average price of $0.23 per share for a period of five years;

b)

500,000 incentive stock options to an investor relations consultant, each option exercisable into one share of common stock at a price of $0.33 until February 7, 2020.

c)

500,000 stock options to a director of the Company, exercisable at a price of $0.27 per share until April 3, 2022.

d)

900,000 stock options to two directors of the Company, exercisable at a price of $0.28 per share until April 20, 2020.

The following incentive stock options were outstanding at April 30, 2017:

Number of Shares	Exercise Price	Expiry Date

1,100,000	$0.15	March 22, 2021
586,600	0.20	August 8, 2021
2,142,542	0.24	December 27, 2021
500,000	0.33	February 7, 2020
500,000	0.27	April 3, 2022
900,000	0.28	April 30, 2020
5,729,142	0.24

Stock option transactions are summarized as follows:

	Number of Options	Weighted Average Exercise Price

Balance, July 31, 2015	-	$ -
Options granted	2,700,000	0.15

Balance, July 31, 2016	2,700,000	$ 0.15
Options granted	4,629,142	0.26
Options exercised	(400,000)	(0.15)
Options expired/forfeited	(1,200,000)	(0.15)

Balance outstanding and exercisable, April 30, 2017	5,729,142	$ 0.24

8.

CAPITAL STOCK AND ADDITIONAL PAID-IN-CAPITAL (cont’d…)

Warrants

The following warrants were outstanding at April 30, 2017:

Number of Warrants	Exercise Price	Expiry Date

192,670	$0.10	January 29, 2018
1,500,000	0.227	July 13, 2018
22,148,800	0.40	December 23, 2018
2,286,100	0.40	January 24, 2019
465,500	0.40	February 6, 2019
26,593,070	$0.39

Warrant transactions are summarized as follows:

	Number of Options	Weighted Average Exercise Price

Balance, July 31, 2015	-	$ -
Warrants issued	1,984,000	0.20
Warrants exercised	(19,250)	(0.10)

Balance, July 31, 2016	1,964,750	$ 0.20
Warrants issued	24,900,400	0.40
Warrants exercised	(272,080)	(0.10)

Balance outstanding, April 30, 2017	26,593,070	$ 0.39

During the period ended April 30, 2017, the Company issued 1,140,900 (2016 – 484,000) agent warrants with a weighted average fair value of $0.18 (2016 - $0.09) per warrant.

The following weighted average assumptions were used for the Black-Scholes option-pricing model valuation of agent warrants issued during the period:

	2017	2016

Risk-free interest rate	0.76%	0.43%
Expected life of warrants	2.0 years	2.0 years
Expected annualized volatility	179.41%	215.30%
Dividend	Nil	Nil
Forfeiture rate	0%	0%

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

During the period ended April 30, 2017, the Company granted 4,629,142 (2016 – 2,700,000) stock options with a weighted average fair value of $0.18 (2016 - $0.14). The Company recognized share-based payments expense of $1,010,064 (2016 - $369,006).

The following weighted average assumptions were used for the Black-Scholes option-pricing model valuation of stock options granted during the period:

	2017	2016

Risk-free interest rate	0.82%	0.64%
Expected life of options	4.07 years	5.00 years
Expected annualized volatility	128.23%	151.50%
Dividend	-	-
Forfeiture rate	-	-

9.

SUPPLEMENTAL CASH FLOW INFORMATION

During the period ended April 30, 2017, the Company issued 1,140,900 agent warrants valued at $200,300, accrued $1,200 in share issuance costs through accounts payable and accrued liabilities, and issued 920,000 units, each unit comprising one common share and one share purchase warrant, valued at $184,000 for a debt conversion in relation to mineral property acquisition.

During the period ended April 30, 2016, the Company issued 484,000 agent warrants valued at $42,248 and reallocated $51,948 in deferred financing costs to share issuance costs.

10.

SEGMENTED INFORMATION

The Company has two reportable segments, being the acquisition of exploration and evaluation assets located in British Columbia, Canada, and California, United States.

11.

SUBSEQUENT EVENTS

Subsequent to April 30, 2017, the Company:

•

Completed a non-brokered private placement, issuing an aggregate of 9,009,814 units at a price of $0.23 per unit for gross proceeds of $2,072,257.  Each unit consists of one share of common stock and one transferable share purchase warrant exercisable into one share of common stock at a price of $0.40 for a period of two years from the date of issuance. In connection with the private placement, the Company paid finders fees of $100,392 and issued a total of 436,488 agent warrants exercisable into one share of common stock at a price of $0.40 for a period of two years from the date of issuance.

11.

SUBSEQUENT EVENTS (cont’d…)

•

Negotiated an extension of the closing date of the option agreement with Sierra from June 30, 2017 to September 30, 2017, in return for a cash payment of $406,590 (US$300,000), which will be credited to the remaining amount required to exercise the option.

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

Description of Business

The Company is a mineral exploration company and its primary asset is a major past producing high grade property near Grass Valley, California, United States, which it owns outright. The Company has held several other potential mineral properties in British Columbia, Canada, which were recently written off based on the strength of the Grass Valley asset. The Company’s common stock is currently traded on the OTC Markets under the symbol “RYES”, and listed on the Canadian Securities Exchange (the “CSE”) under the symbol “RISE”.   The Company ceased to be an OTC reporting issuer in Canada on February 2, 2016.

On May 18, 2015, the Company entered into an option agreement (the “Option Agreement”) with Eastfield Resources Ltd., a British Columbia company with its common shares listed for trading on the TSX Venture Exchange under the symbol “ETF” (“Eastfield”), pursuant to which Eastfield granted the Company the exclusive and irrevocable option to acquire up to a 75% undivided interest in and to certain mineral claims known as the Indata property located in the Omineca Mining Division in British Columbia, Canada (the “Indata Property”), by paying Eastfield an aggregate of $450,000 in cash, incurring a minimum of $2,500,000 in aggregate exploration expenditures on the Indata Property, and completing a feasibility study on the property. On May 5, 2017, the Company terminated the Option Agreement and wrote off $50,000 in acquisition costs relating to Indata during the period ended April 30, 2017.

Prior to entering into the Option Agreement, the Company was a development stage company engaged in exploring and evaluating potential strategic transactions in multiple industries, including but not limited to mineral properties and technology.

On May 31, 2016, the Company entered into a property purchase agreement (the “Purchase Agreement”) with Klondike Gold Corp., a British Columbia company with its common shares listed for trading on the TSX Venture Exchange under the symbol “KG” (“Klondike”), regarding the purchase of a portfolio of seven gold and base metal properties in southeast British Columbia consisting of 150 mining claims with a total area of 28,000 hectares (collectively, the “Klondike Properties”).  Under the Purchase Agreement, on July 13, 2016 (the “First Closing”), the Company paid Klondike $50,000 in cash, issued 1,500,000 shares of the Company’s common stock, and issued 1,500,000 warrants exercisable at a price of $0.227 per share until July 13, 2018.  On the one year anniversary of the First Closing, the Company was required to pay Klondike $150,000 in cash, issue 2,000,000 shares of the Company’s common stock, and issue 1,000,000 warrants.  Klondike would have retained a 2% net smelter return royalty (“NSR”) and the Company would have the right to purchase 50% of the NSR for $1,000,000 at any time after the First Closing.  Each of the warrants would have been exercisable for a period of two years into one share of the Company’s common stock at a price that is a 20% premium to the 10-day volume-weighted average price of the stock on the CSE immediately prior to the date of issuance. In June 2017, the Company terminated the Purchase Agreement and wrote off $513,031 in acquisition costs relating to the Klondike Properties during the period ended April 30, 2017.

On August 30, 2016, the Company entered into an option agreement with three parties to purchase a 100% interest in and to the Idaho-Maryland Gold Mine property located near Grass Valley, California, United States; pursuant to the option agreement, in order to exercise the option, the Company agreed to pay US$2,000,000 by November 30, 2016.  Upon execution of the option agreement, the Company paid the vendors a non-refundable cash deposit in the amount of $32,758 (US$25,000), which was to be credited against the purchase price of US$2,000,000 upon exercise of the option. On November 30, 2016, the Company negotiated an extension of the closing date of the option agreement to December 26, 2016, in return for a cash payment of $32,758 (US$25,000), which also was to be will be credited against the purchase price of US$2,000,000 upon exercise of the option. On December 28, 2016, the Company negotiated a further no-cost extension of the closing date of the option agreement to January 31, 2017. On January 25, 2017, the Company exercised the option by paying $2,588,625 (US$1,950,000), and acquired a 100% interest in the Idaho-Maryland Gold Mine property. In connection with the option agreement, the Company agreed to pay a cash commission of $184,000 (US$140,000) equal to 7 per cent of the purchase price of US$2,000,000; the commission was settled on January 25, 2017 through the issuance of 920,000 units valued at $0.20 per unit, each unit consisting of one share of common stock and one transferable share purchase warrant exercisable into one share of common stock at a price of $0.40 for a period of two years from the date of issuance.

The Company has prepared and filed a technical report outlining an exploration plan which the Company is now preparing to commence.  This report was created through processing historic data on the Idaho-Maryland property obtained from the vendors.

On December 23, 2016, the Company completed a non-brokered private placement, issuing an aggregate of 21,044,500 units at a price of $0.20 per unit for gross proceeds of $4,208,900.  Each unit consists of one share of common stock and one transferable share purchase warrant exercisable into one share of common stock at a price of $0.40 for a period of two years from the date of issuance. In connection with the private placement, the Company paid finders fees of $218,410 and issued a total of 1,104,300 agent warrants exercisable into one share of common stock at a price of $0.40 for a period of two years from the date of issuance.

On January 6, 2017, the Company entered into an option agreement with Sierra Pacific Industries Inc. to purchase a 100% interest in and to certain surface rights totalling approximately 82 acres located near Grass Valley, California, United States, contiguous to the Idaho-Maryland Gold Mine property acquired by the Company on January 25, 2017.  Pursuant to the option agreement, in order to exercise the option, the Company must pay US$1,900,000 by March 31, 2017.  Upon execution of the option agreement, the Company paid the vendors a non-refundable cash deposit in the amount of $132,732 (US$100,000), which will be credited against the purchase price of US$1,900,000 upon exercise of the option. On April 3, 2017, the Company negotiated an extension of the closing date of the option agreement to June 30, 2017, in return for a cash payment of $268,000 (US$200,000) to extend the option agreement to June 30, 2017, at which time a payment of US$1,600,000 is due in order to exercise the option. On June 7, 2017, the Company negotiated a further extension of the closing date of the option agreement to September 30, 2017 in return for a cash payment of $406,590 (US$300,000), which will be credited against the remaining purchase price of US$1,600,000 upon exercise of the option.

On January 24, 2017, the Company completed a non-brokered private placement, issuing an aggregate of 1,340,000 units at a price of $0.20 per unit for gross proceeds of $268,000.  Each unit consists of one share of common stock and one transferable share purchase warrant exercisable into one share of common stock at a price of $0.40 for a period of two years from the date of issuance. In connection with the private placement, the Company paid finders fees of $5,220 and issued a total of 26,100 agent warrants exercisable into one share of common stock at a price of $0.40 for a period of two years from the date of issuance.

On February 6, 2017, the Company completed a non-brokered private placement, issuing an aggregate of 455,000 units at a price of $0.25 per unit for gross proceeds of $113,750.  Each unit consists of one share of common stock and one transferable share purchase warrant exercisable into one share of common stock at a price of $0.40 for a period of two years from the date of issuance. In connection with the private placement, the Company paid finders fees of $2,625 and issued a total of 10,500 agent warrants exercisable into one share of common stock at a price of $0.40 for a period of two years from the date of issuance.

On May 5, 2017, the Company completed a non-brokered private placement, issuing an aggregate of 9,009,814 units at a price of $0.23 per unit for gross proceeds of $2,072,257.  Each unit consists of one share of common stock and one transferable share purchase warrant exercisable into one share of common stock at a price of $0.40 for a period of two years from the date of issuance. In connection with the private placement, the Company paid finders fees of $100,392 and issued a total of 436,488 agent warrants exercisable into one share of common stock at a price of $0.40 for a period of two years from the date of issuance.

Plan of Operations

As at April 30, 2017, the Company had a cash balance of $648,166, compared to a cash balance of $139,021 as of July 31, 2016.

The Company’s plan of operations for the next 12 months is to commence exploration diamond drilling at the Idaho-Maryland Gold Mine property. The Company plans to complete the recommended work program outlined in the Technical Report on the Idaho-Maryland property (the “Technical Report”), which was issued on June 1, 2017.

The Idaho-Maryland property hosts numerous exploration targets that warrant drilling. While a significant drill program is required to test these targets, the Company requested that Amec Foster Wheeler, who prepared the Technical Report, prepare a recommended drill program not to exceed a budget of $600,000.

A single 6,000 ft (1,830m) surface diamond drill hole is recommended to provide geological samples from most of the major lithological units on the Idaho-Maryland property mine geology. The single hole has been designed to pierce the #1 Vein projection approximately 400 ft (122m) below the elevation of the I2400 Level and then carry on through the potential western extensions of the Idaho 3 Vein System. The objectives of this drill hole are as follows:

1)

Provide a long drill intercept of the Brunswick Block from surface to the Serpentinite contact.

2)

Test the up-dip area and below the 52 Vein (60 Winze) mineralized area in the Brunswick Block.

3)

Test the #1 Vein below the I2400 Level.

4)

Test the serpentinite footwall for potential 3 Vein/Rose Garden analogies.

5)

Test and obtain samples of ankerite alteration in the serpentinite unit.

6)

Test for the location of the major Idaho faults.

7)

Drill through the serpentinite unit to provide further insight on the thickness and geometry of this unit at depth.

8)

Determine drill hole deviation, drilling productivity, and drilling costs to allow refinement of the design of a major drill program at the Idaho-Maryland property.

In addition, Amec Foster Wheeler recommends that the digital geological model be expanded to include model channel samples, the lithological contacts and structures such as the diabase dikes, ankerite alteration envelopes, minor quartz veins, and all faults mapped by the historic mine operators. This work may provide additional insight into the mineralization controls at the Idaho-Maryland property.

The cost of the work program is estimated at $595,000 as shown in the following table:

Estimated Cost of Recommended Work Program

Hole Length (m)	1829	m
Duration	38	days
Drilling Cost	$390,000
Mobilization	$7,000
Standby charges	$40,000
Centrifuge System	$36,000
Living Allowance	$29,000
Geology & Assaying	$38,000
Supplies	$15,000
Total Drilling Cost	$555,000	= $303/m
Geological Modelling	$40,000
Total Work Program	$595,000	CAD

The Company has not attained profitable operations and is dependent upon obtaining financing to pursue its proposed exploration activities. For these reasons, the Company’s auditors believe that there is substantial doubt that it will be able to continue as a going concern.

Results of Operations

For the Periods Ended April 30, 2017 and 2016

The Company’s operating results for the periods ended April 30, 2017 and 2016 are summarized as follows:

	For the period ended April 30, 2017	For the period ended April 30, 2016
Consulting	$430,342	$69,233
Filing and regulatory	28,000	24,102
Foreign exchange	174	(753)
Gain on settlement of payables	(11,415)	(41,982)
General and administrative	116,127	16,245
Geological mineral property costs	171,146	-
Professional fees	261,559	45,157
Promotion and shareholder communication	579,553	8,124
Property investigation costs	55,253	-
Salaries	81,352	-
Share-based payments	1,010,064	369,006
Write-off mineral property costs	563,031	-
Loss for the period	(3,285,186)	(489,132)

The Company’s operating expenses increased during the period ended April 30, 2017 compared to the prior period primarily as a result of increased costs for consulting, filing and regulatory, professional fees and promotion and shareholder communications, driven by increases in consulting and expenses related to planning and researching the Company’s mineral properties, and promotional activity involved in raising funds in the recent private placements.

Liquidity and Capital Resources

Working Capital

	At April 30, 2017	At July 31, 2016	Change between July 31, 2016 and April 30, 2017
Current Assets	$1,020,156	$168,608	$851,548
Current Liabilities	669,691	227,210	(442,481)
Working Capital/(Deficit)	350,465	(58,602)	409,067

Cash Flows

	For the period ended April 30, 2017	For the period ended April 30, 2016
Net Cash used in Operating Activities	$(1,770,549)	$(202,436)
Net Cash provided by Investing Activities	(3,054,872)	(71,500)
Net Cash provided by in Financing Activities	5,334,566	523,699
Net Increase (Decrease) in Cash During Period	509,145	249,763

As of April 30, 2017, the Company had $648,166 in cash, $1,020,156 in current assets, $4,259,028 in total assets, -$669,691 in current and total liabilities, a working capital of $350,465 and an accumulated deficit of $5,122,155.

During the period ended April 30, 2017, the Company used $1,770,549 (2016 - $202,436) in net cash on operating activities.  The difference in net cash used in operating activities during the two periods was largely due to the increase in the Company’s net loss for the most recent year, as adjusted for an increase in prepaid expenses, and the accrual of a larger accounts payable, accrued liabilities and due to related parties balance based on the increased overall activity of the Company.

During the period ended April 30, 2017, the Company used net cash of $3,054,872 (US$2,300,000) (2016 - $71,500) in investing activities for the acquisition of the Idaho-Maryland property and the recent option agreement to increase the holdings of the Idaho-Maryland property. In the prior period, the Company repaid a loan of $41,500 to a related party and paid $30,000 pursuant to the Indata option agreement.

The Company received net cash of $5,334,566 (2016 - $523,699) from financing activities during the period ended April 30, 2017. In the current period, the Company received gross proceeds of $4,590,650 (2016 - $605,000) from private placements, $27,208 (2016 - $Nil) from the exercise of warrants, $60,000 (2016 - $Nil) from the exercise of options, $220,000 (2016 - $Nil) from the issuance of promissory notes and $678,650 (2016 - $Nil) from subscriptions received in advance, offset by $241,942 (2016 - $81,301) in share issuance costs.

The Company expects to operate at a loss for at least the next 12 months. It has no agreements for additional financing and cannot provide any assurance that additional funding will be available to finance its operations on acceptable terms in order to enable it to carry out its business plan. There are no assurances that the Company will be able to complete further sales of its common stock or any other form of additional financing. If the Company is unable to achieve the financing necessary to continue its plan of operations, then it will not be able to carry out any exploration work on the Idaho-Maryland Property or the other properties in which it owns an interest and its business may fail.

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

As of the end of the period covered by this Report, management of the Company carried out an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on this evaluation, management concluded that the Company’s disclosure controls and procedures were not effective as of April 30, 2017 because a material weakness in internal control over financial reporting existed as of that date as a result of a lack of segregation of incompatible duties due to insufficient personnel.

A material weakness is a deficiency or a combination of control deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the period ended April 30, 2017 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The Company has previously provided disclosure in Form 8-K reports regarding all of its unregistered sales of securities made during the quarter covered by this report.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.

MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.

OTHER INFORMATION.

None.

ITEM 6.

EXHIBITS.

The following exhibits are filed herewith:

10.1

Extension of the Sierra Pacific Industries Inc. Option Agreement dated 3-15-17

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

By:	/s/ Benjamin Mossman
Benjamin Mossman, Chief Executive Officer
Date:	June 14, 2017