Form 10-K
period 2017-07-31
Rise Gold Corp.
filed 2017-10-27
CIK 1424864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________________

FORM 10-K

____________________________

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2017

Commission File Number: 000-53848

RISE GOLD CORP.

 (Exact name of registrant as specified in its charter)

Nevada	30-0692325
(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)

488 – 1090 West Georgia Street

Vancouver, British Columbia, Canada V6E 3V7

(Address of principal executive offices)

(604) 260-4577

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

Indicate by check mark whether the registrant(1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☒ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

☐ Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal year end: $9,339,071.70

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of October 27, 2017 the registrant had 74,201,979 shares of common stock issued and outstanding.

Table of Contents

Item

Page

PART I

Item 1.

Business

4

Item 1A.

Risk Factors

33

Item 1B.

Unresolved Staff Comments

33

Item 2.

Properties

33

Item 3.

Legal Proceedings

33

Item 4.

Mine Safety Disclosures

34

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer

Purchases of Equity Securities

34

Item 6.

Selected Financial Data

37

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of

Operations

37

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk

40

Item 8.

Financial Statements and Supplementary Data

40

Item 9.

Changes in and Disagreements With Accountants on Accounting and Financial

Disclosure

61

Item 9A.

Controls and Procedures

61

Item 9B.

Other Information

62

PART III

Item 10.

Directors, Executive Officers and Corporate Governance

62

Item 11.

Executive Compensation

66

Item 12.

Security Ownership of Certain Beneficial Owners and Management and

Related Stockholder Matters

69

Item 13.

Certain Relationships and Related Transactions and Director Independence

72

Item 14.

Principal Accounting Fees and Services

74

Item 15.

Exhibits, Financial Statement Schedules

75

SIGNATURES

78

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K (this “Report”) contains “forward-looking statements” relating to Rise Gold Corp. (the “Company”) which represent the Company’s current expectations or beliefs, including statements concerning its operations, performance, financial condition and growth. For this purpose, any statements contained in this Report that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "anticipate", "intend", "could", "estimate", or "continue" or the negative or other comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, such as credit losses, dependence on management and key personnel, the Company’s ability to continue its growth strategy and competition, certain of which are beyond the Company’s control. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

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

On May 18, 2015, the Company entered into an option agreement (the “Option Agreement”) with Eastfield Resources Ltd., a British Columbia company with its common shares listed for trading on the TSX Venture Exchange under the symbol “ETF” (“Eastfield”), pursuant to which Eastfield granted the Company the exclusive and irrevocable option to acquire up to a 75% undivided interest in and to certain mineral claims known as the Indata property located in the Omineca Mining Division in British Columbia, Canada (the “Indata Property”), by paying Eastfield an aggregate of $450,000 in cash, incurring a minimum of $2,500,000 in aggregate exploration expenditures on the Indata Property, and completing a feasibility study on the property. On May 5, 2017, the Company terminated the Option Agreement and wrote off $50,000 in acquisition costs relating to Indata during the year ended July 31, 2017.

Prior to entering into the Option Agreement, the Company was a development stage company engaged in exploring and evaluating potential strategic transactions in multiple industries, including but not limited to mineral properties and technology.

On May 31, 2016, the Company entered into a property purchase agreement (the “Purchase Agreement”) with Klondike Gold Corp., a British Columbia company with its common shares listed for trading on the TSX Venture Exchange under the symbol “KG” (“Klondike”), regarding the purchase of a portfolio of seven gold and base metal properties in southeast British Columbia consisting of 150 mining claims with a total area of 28,000 hectares (collectively, the “Klondike Properties”).  Under the Purchase Agreement, on July 13, 2016 (the “First Closing”), the Company paid Klondike $50,000 in cash, issued 1,500,000 shares of the Company’s common stock, and issued 1,500,000 warrants exercisable at a price of $0.227 per share until July 13, 2018.  On the one year anniversary of the First Closing, the Company was required to pay Klondike $150,000 in cash, issue 2,000,000 shares of the Company’s common stock, and issue 1,000,000 warrants.  Klondike would have retained a 2% net smelter return royalty (“NSR”) and the Company would have the right to purchase 50% of the NSR for $1,000,000 at any time after the First Closing.  Each of the warrants would have been exercisable for a period of two years into one share of the Company’s common stock at a price that is a 20% premium to the 10-day volume-weighted average price of the stock on the CSE immediately prior to the date of issuance. On July 17, 2017, the Company terminated the Purchase Agreement by making a one-time payment of $100,000 in cash to Klondike; accordingly, the Company wrote off $513,031 in acquisition costs relating to the Klondike Properties during the year ended July 31, 2017.

On August 30, 2016, the Company entered into an option agreement with three parties to purchase a 100% interest in and to the Idaho-Maryland Gold Mine property (the “I-M Mine Property”) located near Grass Valley, California, United States; pursuant to the option agreement, in order to exercise the option, the Company agreed to pay US$2,000,000 by November 30, 2016.  Upon execution of the option agreement, the Company paid the vendors a non-refundable cash deposit in the amount of $32,758 (US$25,000), which was to be credited against the purchase price of US$2,000,000 upon exercise of the option. On November 30, 2016, the Company negotiated an extension of the closing date of the option agreement to December 26, 2016, in return for a cash payment of $32,758 (US$25,000), which also was to be credited against the purchase price of US$2,000,000 upon exercise of the option. On December 28, 2016, the Company negotiated a further no-cost extension of the closing date of the option agreement to January 31, 2017. On January 25, 2017, the Company exercised the option by paying $2,588,625 (US$1,950,000), and acquired a 100% interest in the Idaho-Maryland Gold Mine property. In connection with the option agreement, the Company agreed to pay a cash commission of $184,000 (US$140,000) equal to 7 per cent of the purchase price of US$2,000,000; the commission was settled on January 25, 2017 through the issuance of 920,000 units valued at $0.20 per unit, each unit consisting of one share of common stock and one transferable share purchase warrant exercisable into one share of common stock at a price of $0.40 for a period of two years from the date of issuance.

The Company has commenced an exploration program on the I-M Mine Property, which was outlined in a National Instrument 43-101 report filed on SEDAR in Canada on June 1, 2017. This report was created through processing historic data on the I-M Mine Property obtained from the vendors.

On December 23, 2016, the Company completed a non-brokered private placement, issuing an aggregate of 21,044,500 units at a price of $0.20 per unit for gross proceeds of $4,208,900.  Each unit consisted of one share of common stock and one transferable share purchase warrant exercisable into one share of common stock at a price of $0.40 for a period of two years from the date of issuance. In connection with the private placement, the Company paid finders fees of $218,410 and issued a total of 1,104,300 finders’ warrants exercisable into one share of common stock at a price of $0.40 for a period of two years from the date of issuance.

On January 6, 2017, the Company entered into an option agreement with Sierra Pacific Industries Inc. (“Sierra Pacific”) to purchase a 100% interest in and to certain surface rights totalling approximately 82 acres located near Grass Valley, California, United States, contiguous to the Idaho-Maryland Gold Mine property acquired by the Company on January 25, 2017.  Pursuant to the option agreement, in order to exercise the option, the Company was to have paid US$1,900,000 by March 31, 2017. Upon execution of the option agreement, the Company paid the vendors a non-refundable cash deposit in the amount of $132,732 (US$100,000), which will be credited against the purchase price of US$1,900,000 upon exercise of the option. On April 3, 2017, in return for a cash payment of $268,000 (US$200,000), the Company negotiated an extension of the closing date of the option agreement to June 30, 2017, at which time a payment of US$1,600,000 was due in order to exercise the option. On June 7, 2017, the Company negotiated a second extension of the closing date of the option agreement to September 30, 2017 in return for a cash payment of $406,590 (US$300,000), which will be credited against the remaining purchase price of US$1,600,000 upon exercise of the option. On September 1, 2017, the Company negotiated a third extension of the closing date of the option agreement to June 30, 2018 in return for cash payments as follows: US$300,000 by September 30, 2017 (paid subsequent to July 31, 2017), US$300,000 by December 30, 2017, US$300,000 by March 30, 2018, and a final payment of US$400,000 by June 30, 2018, which will be credited against the remaining purchase price of US$1,300,000.

On January 24, 2017, the Company completed a non-brokered private placement, issuing an aggregate of 1,340,000 units at a price of $0.20 per unit for gross proceeds of $268,000.  Each unit consisted of one share of common stock and one transferable share purchase warrant exercisable into one share of common stock at a price of $0.40 for a period of two years from the date of issuance. In connection with the private placement, the Company paid finders fees of $5,220 and issued a total of 26,100 finders’ warrants exercisable into one share of common stock at a price of $0.40 for a period of two years from the date of issuance.

On February 6, 2017, the Company completed a non-brokered private placement, issuing an aggregate of 455,000 units at a price of $0.25 per unit for gross proceeds of $113,750.  Each unit consisted of one share of common stock and one transferable share purchase warrant exercisable into one share of common stock at a price of $0.40 for a period of two years from the date of issuance. In connection with the private placement, the Company paid finders fees of $2,625 and issued a total of 10,500 finders’ warrants exercisable into one share of common stock at a price of $0.40 for a period of two years from the date of issuance.

On May 5, 2017, the Company completed a non-brokered private placement, issuing an aggregate of 9,009,814 units at a price of $0.23 per unit for gross proceeds of $2,072,257.  Each unit consists of one share of common stock and one transferable share purchase warrant exercisable into one share of common stock at a price of $0.40 for a period of two years from the date of issuance. In connection with the private placement, the Company paid finders fees of $100,392 and issued a total of 436,488 finders’ warrants exercisable into one share of common stock at a price of $0.40 for a period of two years from the date of issuance.

On September 26, 2017, the Company completed a non-brokered private placement, issuing an aggregate of 7,077,140 units at a price of $0.15 per unit for gross proceeds of $1,061,571.  Each unit consisted of one share of common stock and one non-transferable share purchase warrant exercisable into one share of common stock at a price of $0.25 for a period of two years from the date of issuance. In connection with the private placement, the Company paid finders fees of $540 and issued a total of 3,600 finders’ warrants exercisable into one share of common stock at a price of $0.25 for a period of two years from the date of issuance.

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

On June 19, 2012, the Board of Directors approved the cancellation and sale of a portion of 72,000,000 post-split shares of common stock held by its former director, officer and majority shareholder, Raffi Khorchidian. Effective that day, the shareholder cancelled and returned to treasury 52,000,000 shares of the Company’s common stock and sold an aggregate of 3,000,000 shares of common stock to certain of the Company’s current and former directors, including 500,000 shares to Fred Tejada, the Company’s President, Secretary and director, at a price of US$0.0014 per share. Subsequent to these transactions, Mr. Khorchidian held the balance of 17,000,000 shares of the Company’s common stock (212,500 Shares following the completion of the 1 for 80 reverse split described below). Following the cancellation, there were 61,800,000 shares of common stock issued and outstanding.

In early 2013, the Company identified an opportunity with respect to an option to acquire a 75% interest in a mineral resource property known as the KM 66 Project from Bearing Resources Ltd., a British Columbia corporation at arm’s length to the Company with its common shares listed for trading on the TSX Venture Exchange under the symbol “BRZ” (“Bearing”). On February 18, 2013, the Company entered into an option agreement with Bearing and a wholly-owned subsidiary of Bearing pursuant to which the Company issued 1,200,000 shares of common stock to Bearing valued at US$192,000 and paid Bearing US$50,000 in cash in partial satisfaction of its obligations under the option agreement. The Company was unable to satisfy the balance of the terms of the option agreement and it was terminated during the year ended July 31, 2013.

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

On February 1, 2016, the Company’s common stock commenced trading on the Canadian Securities Exchange (“CSE”).

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

On April 21, 2017, Fred Tejada resigned as President, Secretary and a director of the Company, and Brad Scharfe resigned as a director of the Company. The Board of Directors appointed Alan Edwards as a director and chairman of the Board of Directors of the Company, and Dr. Thomas Vehrs as a director of the Company. Benjamin Mossman, the Chief Executive Officer of the Company, was appointed as President of the Company, and Cale Thomas, the Chief Financial Officer of the Company, was appointed as Secretary of the Company. In connection with the appointments of Mr. Edwards and Dr. Vehrs, they have been granted 500,000 and 400,000 incentive stock options, respectively, each of which is exercisable into one share of common stock at a price of $0.28 per share for a period of three years.

In March 2017, the Company issued promissory notes totalling $220,000, accruing interest in advance at 10% every three months, maturing on June 29, 2017. In May 2017, the Company and one promissory note holder agreed to reduce the interest rate to 7.2% and make an early repayment of principal of $100,000 and accrued interest of $7,200. The remaining principal of $120,000 and accrued interest of $12,000 were also repaid in May 2017.

On August 9, 2017, the Company entered into a debt conversion agreement with an investor pursuant to which such investor agreed to convert an aggregate of approximately $95,952 in debt into 417,184 units at $0.23 per unit, where each unit consists of one share of common stock and one share purchase warrant exercisable into one share of common stock at a price of $0.40 until May 5, 2019. This debt was related to finders’ fees payable on the private placement which closed on May 5, 2017.

The Company’s common stock is currently eligible for quotation on the OTC Pink Current Information tier of the over-the-counter market operated by OTC Markets Inc. under the name “Rise Gold Corp.” and the trading symbol “RYES”, and also listed for trading on the CSE under the symbol “UPP”. The Company ceased to be an OTC reporting issuer in Canada on February 2, 2016.  As of the date of this Report, the Company has 74,201,979 shares of common stock issued and outstanding.

Mineral Properties

Selective Glossary of Technical Terms

accretion – Process by which material is added to a tectonic plate or landmass. This material may be sediment, volcanic arcs, seamounts or other igneous features.

albite – A kind of plagioclase mineral within the feldspar group with formula NaAlSi3O8. Its colour is white to grey.

amphibolite – A gneiss or schist largely made up of amphibole and plagioclase minerals.

ankerite – A calcium, iron, magnesium, manganese carbonate mineral of the group of rhombohedral carbonates.

arsenic – Chemical element with the symbol As and occurs in many minerals, usually in combination with sulfur and metals, but also as a pure elemental crystal.

carbonate – Class of sedimentary rocks composed primarily of carbonate minerals; the two major types are limestone and dolomite.

chalcopyrite – A sulphide mineral of copper common in the zone of secondary enrichment.

chlorite – Group name for about 10 related minerals and a member of the mica group of minerals. Chlorite is very common, and is often an uninteresting green mineral coating the surface of more important minerals.

en-echelon – Roughly parallel but staggered structures.

epizonal – Depth of formation of an orogenic deposit (<6 km / <3.7 mi).

facies – The characteristics of a rock unit that reflect its environment of deposition and allow it to be distinguished from rock deposited in an adjacent environment.

foliation – Repetitive layering in metamorphic rocks; the thickness of the layers can vary.

footwall – The rock on the underside of a vein or mineralized structure.

free gold – Gold, uncombined with other minerals, found in a pure state.

free milling – Mineralized material of gold from which the precious metals can be recovered by concentrating methods without resorting to pressure leaching or other chemical treatment.

gabbro – A dark, coarse-grained igneous rock.

galena – Lead sulphide, the most common form of lead.

gangue – The worthless minerals in an mineralized deposit.

greenschist – Metamorphic rocks that formed under the lowest temperatures and pressures usually produced by regional metamorphism, typically 300–450 °C (570–840 °F) and 2–10 kilobars (14,500–58,000 psi).

hangingwall – The rock on the upper side of a vein or mineralized deposit.

hydrothermal – Relating to hot fluids circulating in the earth’s crust.

hydrothermal gold deposit – During the reaction between mineral-bearing hydrothermal fluids and wall-rocks, some elements are concentrated in specific locations to form hydrothermal gold deposits. They are usually controlled by faults or shear structures, occurring as veins and stockworks, or by strata.

hypozonal – Depth of Formation of an orogenic deposit (>12 km / >7.5 mi).

intrusive – A body of igneous rock formed by the consolidation of magma intruded into other rocks, in contrast to lavas, which are extruded upon the surface.

jura-triassic arc belt – One of the geologic packages of the Sierra Nevada Foothills belt which consists of a Paleozoic basement of disrupted ophiolite, serpentinite mélange, and ultra-mafic rocks overlain by uppermost Triassic-Early Jurassic arc volcanics and coeval 200 Ma intrusive rocks.

lithology – Description of its physical characteristics of a rock unit at outcrop, in hard or core samples or with microscopy, such as colour, texture, grain size, or composition.

low-sulphide au-quartz vein – Gold-bearing quartz veins and veinlets with minor sulphides crosscutting a wide variety of host rocks and are localized along major regional faults and related splays. The wallrock is typically altered to silica, pyrite and muscovite within a broader carbonate alteration halo.

mafic – Igneous rocks composed mostly of dark, iron- and magnesium-rich minerals.

mariposite – A mineral which is a chromium-rich variety of mica, which imparts an attractive green colour to the generally white dolomitic marble in which it is commonly found.

mélange – A large-scale breccia, a mappable body of rock characterized by a lack of continuous bedding and the inclusion of fragments of rock of all sizes, contained in a fine-grained deformed matrix.

matrix – Finer-grained mass of material wherein larger grains, crystals or clasts are embedded.

meta-volcanic rocks – A type of metamorphic rock that was first produced by a volcano, either as lava or tephra and then buried underneath subsequent rock and subjected to high pressure and temperatures, causing the rock to recrystallize.

mesothermal quartz vein – Also known as and are type-examples of low-sulfide Au-quartz vein deposits.

mesozonal – Depth of formation of an orogenic deposit (6–12 km / 3.7-7.5 mi).

metamorphosed – Rocks which have undergone a change in texture or composition as the result of heat and/or pressure.

mill head grade – The grade of the mineralized material which is fed into the processing plant to be concentrated into gold bullion.  The mill head grade includes mining dilution from un-mineralized rock adjacent to the veins.  The mill head grade does not account for metallurgical recovery of gold during the processing of the mineralized material.

ophiolitic rock – An assemblage of the Earth’s oceanic crust and the underlying upper mantle that has been uplifted and exposed above sea level and often emplaced onto continental crustal rocks.

orogeny – An episode of intense deformation of the rocks in a region, generally accompanied by metamorphism and plutonic activity.

orogenic gold deposit – Dominantly form in metamorphic rocks in the mid- to shallow crust (5-15 km depth), at or above the brittle-ductile transition, in compressional settings that facilitate transfer of hot gold bearing fluids from deeper levels. The term “orogenic” is used because these deposits likely form in accretionary and collisional orogens.

paleozoic – Geological era that followed the Precambrian and during which began with the appearance of complex life, as indicated by fossils (from 245 to 570 mil. of years ago).

pyrite – A yellow iron sulphide mineral, normally of little value. It is sometimes referred to as “fool’s gold”.

quartz – Common rock-forming mineral consisting of silicon and oxygen.

sedimentary rock – Secondary rocks formed from material derived from other rocks and laid down under water.  Examples are limestone, shale, and sandstone.

serpentinite – Type of metamorphic rock composed mostly of mineral serpentine. It is usually dark green to green-black in colour, massive and macroscopically dense.

schistosity – Geological foliation (metamorphic arrangement in layers) with medium to large grained flakes in a preferred sheetlike orientation.

scheelite – A variously colored mineral, CaWO4, found in igneous rocks and a common form of tungsten.

sericite – A fine grained mica and a common alteration mineral of orthoclase or plagioclase feldspars in areas that have been subjected to hydrothermal alteration typically associated with hydrothermal deposits.

splay – A series of branching faults near the termination of a major fault which spread the displacement over a large area.

stope – An excavation in a mine from which mineralized material is, or has been extracted.

tectonism – Geological term used to describe major structural features and the processes that create them, including compressional or tensional movements on a planetary surface that produce faults, mountains, ridges, or scarps.

terrane – A crustal block or fragment that is typically bounded by faults and that has a geologic genesis distinct from those of surrounding areas.

tertiary – Former term for the geologic period from 65 million to 2.6 million years ago, a timespan that occurs between the superseded Secondary period and the Quaternary.

thermal gradient – Rate of increasing temperature with respect to increasing depth in the Earth’s interior.

ultra-mafic – Igneous and meta-igneous rocks with a very low silica content, composed entirely or almost entirely of ferromagnesian minerals, and are composed of usually greater than 90% mafic minerals.

Abbreviations

Imperial		Metric

AC	acres	m	meter
SF	square foot	km	kilometer
lb	pound	ha	hectare
oz	ounce	g	grams
mi	mile	kg	kilogram
ft	foot	gpt	grams per tonne

Conversions

Imperial to Metric		Metric to Imperial
Imperial Measure	Metric Unit	Metric Measure	Imperial Unit
2.47 acres	1 hectare	0.4047 hectare	1 acre
3.28 feet	1 metre	0.3048 metre	1 foot
0.62 mile	1 kilometre	1.609 kilometres	1 mile
0.03215 troy ounce	1 gram	31.1035 grams	1 troy ounce
0.02917 troy ounce per ton	1 gpt	34.2857 gpt	1 troy ounce per ton
1.102 short ton	1 tonne	0.907 tonne	1 short ton
2.2046 pounds	1 kilogram	0.4536 kilogram	1 pound

Idaho-Maryland Mine Property, California

The Company’s principal mineral property is the I-M Mine Property.

I-M Mine Project

The information in this Report with respect to the I-M Mine Property is derived from a technical report prepared in compliance with National Instrument 43-101 (Standards of Disclosure for Mineral Projects) (“NI 43-101”) mandated by Canadian Securities Regulatory authorities. Entitled “Technical Report on the Idaho-Maryland Project, Grass Valley, California, USA” (the “Technical Report”) and dated June 1, 2017, the Technical Report was prepared by Greg Kulla, P.Geo. (the “Author”) of Amec Foster Wheeler Americas Limited.  The Author is an independent Qualified Person for purposes of  NI 43-101.  The full text of the Technical Report is available for review at the Company’s corporate offices located at Suite 488 – 1090 West Georgia Street, Vancouver, BC V6E 3V7, and may also be accessed online, under the Company’s profile, on the SEDAR website:  www.sedar.com.  Readers are encouraged to review the Technical Report in its entirety.

Project Location, Description and Access

Property Location

The I-M Mine Property comprises approximately 93 acres (38 hectares) surface land and approximately 2,800 acres (1,133 hectares) of mineral rights located near Grass Valley of Nevada County in northern California, USA.  The I-M Mine Property is situated in the Grass Valley-Nevada City District along the western slope of the Sierra Nevada, as shown on the overview map and regional map in Figure 1 and

Figure 2, respectively and is located approximately 60 miles northeast of Sacramento, CA and 90 miles west of Reno, NV.

Figure 1:

Idaho-Maryland Mine Property Location Overview

I-M MINE PROPERTY
NEVADA
CALIFORNIA
UTAH
ARIZONA
Redding
Reno
Sacramento
San Francisco
San Jose
Fresno
Bakersfield
Los Angeles
Anaheim
Long Beach
San Diego
Mexicali
Las Vegas
St George
Ogden
Salt Lake City
Sandy
Provo
Phoenix
Mesa
Humboldt-Toiyabe National Forest
Death Valley National Park

Figure 2:

Idaho-Maryland Mine Property, Regional Map

NEVADA COUNTY
I-M MINE PROPERTY
Plumas National Forest
Eldorado National Forest
Magalia
Paradise
Portola
Chilcoot-Vinton
Graeagle
La Porte
Cold Springs
Sierraville
Downieville
Sun Valley
Oroville
Verdi
Reno
Camptonville
Palermo
Gridley
Washington
Norden
Truckee
Nevada City
Grass Valley
Incline Village
Olympic Valley
Yuba City
Olivehurst
Colfax
Tahoe City
Homewood
Lake Tahoe
Foresthill
South Lake Tahoe
Lincoln
Auburn
Coloma
Rocklin
Roseville
Pollock Pines
Placerville
Folsom
Kirkwood
Markleeville
Somerset
Sacramento
Bear Valley

Property Description

The recorded owner of the surface land and mineral rights associated with the I-M Mine Property, as documented by a Quitclaim Deed recorded by the Nevada County Recorder on the 26th of January 2017 (Document #: 20170001985), is Rise Grass Valley Inc., a Nevada Corporation and subsidiary of Rise Gold Corp.  Rise Grass Valley Inc. purchased the I-M Mine Property, inclusive of its mineral rights from the Grantors of the BET Group Estate, as described in the Quitclaim Deed (Document #: 20170001985), on the 25th of January 2017.

Surface Rights

The I–M Mine Property surface rights include two parts of fee simple land, (1) Idaho land representing 56 acres (23 hectares) and (2) Brunswick land representing 37 acres (15 hectares) as displayed in Figure 3.

The I-M Mine Property consists of parcels of surface land located in portions of Section 26 and 36, Township 16 North – Range 8 East Mount Diablo Base and Meridian (MDM) and Section 31, Township 16 North – Range 9 East MDM as detailed in Table 1 and displayed in Figure 3.

Table 1:

Idaho-Maryland Mine Property – Surface Land Legal Description

Parcel Number	Description	Lot Size
09-550-32	SEC 26, TWN 16N, RNG 8E, MDM, PTN N 1/2 26-16-8	20,908 SF (0.48 AC)
09-550-37	SEC 26, TWN 16N, RNG 8E, MDM, PTN NE 1/4 26-16-8	4.47 AC
09-550-38	SEC 26, TWN 16N, RNG 8E, MDM, PTN NE 1/4 26-16-8	40.1 AC
09-550-39	SEC 26, TWN 16N, RNG 8E, MDM, PTN NE 1/4 26-16-8	42,668 SF
	344 CENTENNIAL DRIVE GRASS VALLEY, CA 95945	(0.98 AC)
09-550-40	SEC 26, TWN 16N, RNG 8E, MDM, PTN NE 1/4 26-16-8	5,662 SF (0.13 AC)
09-560-36	SEC 26, TWN 16N, RNG 8E, MDM, PTN N 1/2 SE 1/4 26-16-8	10.25 AC
09-630-37	SEC 36, TWN 16N, RNG 8E, MDM, LOT 6 BET ACRES	21.8 AC
09-630-39	SEC 36, TWN 16N, RNG 8E, MDM & SEC 31, TWN 16N, RNG 9E, MDM, LOT 7 BET ACRES	15.07 AC

Figure 3:

Idaho-Maryland Mine Property, Surface and Mineral Land Holdings

N
W
E
S
CITY LIMITS
CITY OF GRASS VALLEY
Idaho Land - 56 Acres
BRUNSWICK SHAFT
EXCLUDED
EXCLUDED
EMPIRE PARK
EMPIRE SHAFT
Brunswick Land - 37 Acres
Mill Site - 82 Acres
MINERAL RIGHTS BOUNDRY
SCALE
3,000FT
1KM

Surface Land Obligations

Fee simple ownership entitles the owner to all rights of a property, which are only restricted by law or private restrictions, such as zone ordinances or covenants.  Fee simple owners retain possession of their property permanently, assuming all obligations to the land are met.

The surface land is subject to a tax lien imposed by and payable to Nevada County.  The parcels comprising the Idaho land and Brunswick land have a combined annual property tax of $16,126.78 for the fiscal year ending June 30th, 2017.  The total amount includes County taxes and Agency taxes.  The I-M Mine Property remains in good standing with property taxes paid in full through June 30th, 2017.

The Nevada Irrigation District supplies treated water to the I-M Mine Property.  Water to the Brunswick land is delivered from the Loma Rica System, while water to the Idaho land is delivered from the E. George System.  A nominal service fee is charged.

There are no further interests registered against the title of the surface rights.

Land Designation

The Brunswick land is located approximately 1 to 2 miles southeast of the city limits of the City of Grass Valley in Nevada County.  The Idaho land is located on Idaho-Maryland Rd adjacent to the city limits of the City of Grass Valley in Nevada County.  The I-M Mine Property in relation to city limits is shown on Figure 3.  Due to its proximity, the I-M Mine Property is located within the City of Grass Valley’s planning area boundary, with Brunswick land located in the “Long-term Annexation” and Idaho land located in the “Near-term Annexation” Sphere of Influence.  Based on the City of Grass Valley 2020 General Plan, the planned land use designation for the Brunswick land remains “M-1” Manufacturing/Industrial, while the planned land use designation for the Idaho land is “BP” Business Park (CoGV-CDD, 2009).

Each of the parcels of Brunswick land and Idaho land are positioned within the County’s “M1” Light Industrial Zone.  Within the “M1” District, surface access to subsurface mining (e.g., vent and escape shafts) is allowed with a Use Permit (Nevada County Code § L-II 3.21.).  Mineral exploration, however, is distinct from the definitions of “subsurface mining” and “surface mining.” Exploration involves the search for economic minerals through the use of geological surveys, geophysical or geochemical prospecting, bore holes and trial pits, and surface or underground headings, drifts, or tunnels (NCC § L-II 3.22(B)(5).).  Exploration diamond drilling on M1-Industrial Land is an allowed use and does not require a discretionary permit provided that no water is discharged offsite and disturbance per site is less than 1 acre and 1,000 yd3 material (NCC, 2017).

The Project area is private land and no permits or consultations with the US Bureau of Land Management (BLM) or the US Forest Service (USFS) are required.

Mineral Rights

The I-M Mine Property consists of mineral rights on 10 parcels, including 55 subparcels, totaling 2,800 acres (1,133 hectares), of full or partial interest, as detailed in Table 2 and displayed in Figure 4.  The mineral rights encompass the past producing I-M Mine Property which includes the Idaho and Brunswick underground gold mines.

The original mineral rights were granted at various times since 1851.  Through various patents and agreements since the original grants, there has been a succession of ownership of the mineral rights.

The Quitclaim Deed describes the mineral rights as follows:

The I-M Mine Property consists of all rights to minerals within, on, and under the land shown upon the Subdivision Map of BET ACRES, No. 85-7, filed in the Office of the County Records, Nevada County, California, on February 24, 1987, in Book 7 of Subdivisions, at Page 75 et seq.

The I-M Mine Property consists of all rights to minerals within, on, and under the land located in portions of Sections 23, 24, 25, 26, 35, and 36 in Township 16 North – Range 8 East MDM, Sections 19, 29, 30, and 31 in Township 16 North – Range 9 East MDM, and Section 6 in Township 15 North – Range 9 East MDM and all other mineral rights associated with the Idaho-Maryland Mine.

The mineral rights are defined as parcels and subparcels in a Quitclaim Deed (Document #: 20170001985).  All property is described in that Quitclaim Deed by Idaho Maryland Industries Inc. in favor of William Ghidotti and Marian Ghidotti, his wife as tenants in common, dated June 10, 1963.  The Quitclaim deed is located at vol. 337, pp. 175-196 in the official records of Nevada County, as recorded on June 12, 1963.

Mineral rights pertain to all minerals, gas, oil and mineral deposits of every kind and nature beneath the surface of all such real property, together with all necessary and convenient rights to explore for, develop, produce, extract and take the same, subject to the express limitation that the fore-going exception and reservation shall not include any right of entry upon the surface of said land without the consent of the owner of such surface of said land, as excepted in the Quitclaim Deed recorded the 26th of January 2017 (Document #: 20170001985).  Mineral rights are severed from surface rights at a depth of 200 ft (61 m) below surface, with all mineral rights being contiguous below 200 ft (61 m) of surface.

There are no interests registered against or obligations required of the mineral rights of the I-M Mine Property.

Figure 4:

Idaho-Maryland Mine Property, Surface and Mineral Rights

Property Access

The I-M Mine Property is situated east of the City of Grass Valley and south of Nevada City, in western Nevada County.  State Route 49, State Route 20, and State Route 174 (state highways) connect the Grass Valley area regionally.  The Brunswick land and the adjacent Mill Site are situated on the south western quadrant of the intersection of the East Bennett Road, a two-lane artery, and Brunswick Road, a major two-lane artery connecting Grass Valley with State Highway 174.  Access to the Brunswick land is on Millsite Road via the East Bennet Road, approximately 2.8 miles east of Grass Valley Center.   The Idaho land is situated along the Idaho Maryland

Road to the south, centered between Railroad Avenue and Brunswick Road.  The Idaho land can be accessed by Idaho Maryland Road or Centennial Drive and multiple trails are present across the property.

Agreements

Rise owns a 100% interest in the I-M Mine Property and there are no known royalties on future gold production.  There are no other known agreements or encumbrances to which the I-M Mine Property is subject.

Environmental Liabilities

Environmental studies have been completed on all the surface holdings owned by Rise.  The environmental studies were completed prior to Rise purchasing the Idaho land and Brunswick land.

Idaho Land

In 2016, a Draft Preliminary Endangerment Report on the Idaho Land was prepared for the City of Grass Valley by Geocon Consultants Inc.  This report provided conclusions and recommendations to support redevelopment of this site for commercial and industrial use.  Geocon noted the metal of greatest concern with respect to potential health risks for future site occupants is arsenic which is present in mine tailings and waste berms located on the site.  Geocon noted that the presence of arsenic in mine waste on the site does not currently appear to pose a significant risk to public health or the environment in its current state and that an expedited response action does not appear warranted at this time (Geocon, 2016).

Brunswick Land

In 2007, a Phase I Environmental Site Assessment for the Round-Hole and New Brunswick Mine Sites was prepared by Engineering/Remediation Resources Group, Inc. (“ERRG”) for Idaho-Maryland Mining Corporation.  The report concluded that there were no current recognized environmental conditions on the I-M Mine Property at the time, although there are suspect environmental concerns regarding spills of hydrocarbons from vandalism at the New Brunswick Shaft, roofing asphalt on the property, debris from illegal dumping on the property boundaries, and the potential for naturally occurring asbestos in serpentinite rocks on the property.  ERRG did not complete an analysis to determine if contamination from historic mining and mineral processing was present, although ERRG has recommended further sampling and studies to determine this (ERRG, 2007).

Permits

All parcels included in the I-M Mine Property are within the “M1” Light Industrial Zoning District of Nevada County.  Mineral exploration is allowed in M1 Districts subject to zoning compliance and building permit issuance, if required.  A Use Permit is only required for mineral exploration if one of the following conditions are triggered, as per NCC § L-II 3.22(D)(2):

(a)

Overburden or mineral deposits in excess of 1,000 cubic yards are disturbed, or

(b)

The operation in any one location exceeds one acre in size, or

(c)

Dewatering will occur or water will be discharged from the site as a result of the operation.

Additionally, all exploratory operations shall require a reclamation plan and secure adequate financial assurances to ensure site reclamation unless:

(a)

Less than 1,000 cubic yards of overburden are disturbed, and

(b)

The size of the operation in any one location is one acre or less.

In those instances where a reclamation plan is not required, an erosion control plan as per NCC § L-V 13.14., approved by the Nevada County Planning Department, and a grading permit shall be required for those operations in which 50 cubic yards or more of overburden are disturbed as per NCC § L-II 3.22(D)(2) (NCC, 2017).

A building permit, issued by the County, may be required for construction or installation of drilling facilities.  A building permit is a ministerial approval.  Ministerial approval is a non-discretionary approval.

Surface exploration drilling will be subject to Nevada County Noise Regulations.  The Noise Element of the Nevada County General Plan (2014) establishes maximum allowable exterior noise levels for various land use categories (NC-BOS, 2014).

Other significant risks

No significant factors or risks are currently known to exist which would affect access, title, or the right or ability to perform exploration work on the I-M Mine Property.

History

The Idaho-Maryland Mine (the “I-M Mine”), located in the Grass Valley mining district of northern California was one of the most productive and best known gold mines in the Unites States, with gold production from the I-M Mine Property dating back to 1863.

The I-M Mine, as it now exists, represents a consolidation of a number of important early day producing mines including Eureka, Idaho, Maryland, Brunswick, and Union Hill Mines.  Based on historic production records, the I-M Mine produced a total of 2.4 Moz gold at an average mill head grade of approximately 0.5 oz/ton (17.1 gpt).  The I-M Mine was reportedly the second largest gold mine in the United States in 1941 (Clark, 2005), producing up to 129,000 oz gold per year before being forced to shut down by the US government in 1942 (Shore, 1943).  Due to lack of development, a decline in gold production was experienced and recovery from war-time shutdown never occurred.

Historic Exploration & Mine Development

The I-M Mine has a rich history of mining work completed between 1863 and 1956 by various operators. Extensive exploration and underground mine development was completed during that time on the I-M Mine Property.  The I-M Mine Property and its comprehensive collection of original documents was rediscovered in 1990 by Consolidated Del Norte Ventures Inc., the predecessor company of Emgold Mining Corporation (“Emgold”), and efforts were made to reopen the historic mine.

Exploration & Mine Development 1851-1956

Exploration by historic operators from 1851 through to 1956 was mainly completed by lateral exploration (drift development) and raise or winze development.  Levels were driven along the strike of the veins to determine their extent.  Raises were developed upwards following the dip of the vein and winzes were sunk down along the dip of the vein.  Chip samples were assayed for mineralization of the quartz vein.  In 1923, the first prospect drill was purchased.  Following that, exploration holes were completed ahead of mine development to confirm vein locations and to locate vein extensions.

The I-M Mine encompasses a system of underground tunnels, many raises, numerous winzes, four inclined shafts, and two vertical shafts.  An estimated equivalent of 72.8 miles (117 km) of underground tunnel occur at the I-M Mine, assuming typical drift dimensions of 7.5 ft x 8.5 ft (W x H).

Based on available historic records, 883 exploratory holes totalling approximately 234,100 ft (71,354 m) were diamond drilled at a diameter of 7/8” (EX-size).  Historic drill logs were not available for review and no historic drill core was preserved from past mining operations at the I-M Mine.

Exploration & Mine Development 2003-2004

Emgold and its former entities leased the I-M Mine Property from 1990 to 2013.  Development work during this period included completion of a preliminary investigation of the mine records, publishing various technical reports on the I-M Mine Property, leasing or purchasing adjacent properties, various permit applications and associated environmental studies, development of a ceramics technology process, and completion of an exploration program.  Emgold was unsuccessful in reopening the historic mine due to inability to raise necessary funding in the midst of unfavourable market conditions.

Emgold completed an exploration program on the I-M Mine Property in 2003 and 2004.  Gold exploration consisted of 31 diamond drill holes totalling 21,335 ft (6,502 m) and 7 drill holes totalling 3,537 ft (1,078 m) were completed for geotechnical and ceramics feedstock work.

The surface exploration drill program focused on the westernmost portion of what Emgold termed the Idaho Deformation Corridor, along the Idaho Fault Zone.  Exploration drilling was mainly conducted from two sites; 1) west of the Eureka shaft and 2) west of the Idaho shaft, both targeting near surface mineralization around historic workings.

The Emgold diamond drill hole database was acquired by Rise in the purchase of the I-M Mine Property.  As per the purchase agreement with the BET Group, ownership transfer of the I-M Mine Property included all historical documents to which the BET Group held rights, inclusive of Emgold data.

Production History

Rise has completed a compilation of the mine production data of the I-M Mine during historic operation from 1866 through 1955, the final year of production from the mine.  Rise estimates that the I-M Mine produced a total of 2,414,000 oz of gold from 5,298,000 tons of mill feed and that the life of mine average mill head-grade averaged approximately 0.50 oz/ton (17.1 gpt).  Total production for the I-M Mine is detailed in Table 3.

Table 3:

Total Idaho-Maryland Mine Production from 1866-1955*

	Mined & Milled		Mill Head Grade		Metallurgical Recovery	Yield	Gold Produced
	tons	tonnes	oz/ton	gpt	%	oz/ton	oz
Idaho Mine
#1 Vein	978,000	887,000	1.12	38.6	85%	0.96	935,000
3 Vein system	1,215,000	1,102,000	0.60	20.4	95%	0.56	686,000
Total	2,193,000	1,989,000	0.83	28.4	89%	0.74	1,621,000
Brunswick Mine
Old Brunswick	41,000	37,000	0.56	19.3	85%	0.49	20,000
Union Hill	35,000	32,000	1.21	41.5	85%	1.03	36,000

New Brunswick	3,029,000	2,748,000	0.26	8.8	95%	0.24	737,000
Total	3,105,000	2,817,000	0.27	9.3	94%	0.26	793,000
Total I-M Mine	5,298,000	4,806,000	0.50	17.1	91%	0.46	2,414,000

*Details regarding data verification are presented under the heading “Data Verification” below.

In 1926, Errol MacBoyle took over management of the I-M Mine and, as President and General Manager, led the mine into its most successful period of production.  A graph of production from the Idaho and Brunswick Mines from 1926 to 1955 is displayed in Figure 5.  The historic mine workings of the I-M Mine are displayed in Figure 6.

Figure 5:

I-M Mine Gold Production from 1926-1955*

*Details regarding data verification are presented on page 31 of the Application.

Figure 6:

Idaho-Maryland Mine Workings, Plan View

Mill Head Grade

The mill head grade is the grade of the mineralized material which is fed into the processing plant to be concentrated into gold bullion.  The mill head grade includes mining dilution from un-mineralized rock adjacent to the veins.  The mill head grade does not account for metallurgical recovery of gold during the processing of the mineralized material.

Data Verification

Detailed production information from the internal records of the I-M Mine is available for the period from 1926 through 1955.  Whenever possible, mill reports were reconciled against financial statements and submissions by Rise to the US Bureau of Mines.  Where reconciliation between documents was possible, only minor variations in production reporting were noted.  The entire library of documents is no longer fully complete but there is sufficient material to make an accurate estimate of historic production during this period.  The following materials were used to prepare an estimate during the period from 1926-1955:

•

Idaho Maryland Mines Co. Financial Statements (1926-1932, 1934-1942)

•

Idaho Maryland Mines Co. Mill Reports (1933-1942, 1946-1950)

•

Idaho Maryland Mines Co. Final Distributions Sheets (1944, 1945)

•

Idaho Maryland Mines Co. Breakdown of Income and Expenses (1946-1949)

•

Idaho Maryland Mines Co. Cost Data & Cost Sheets from (1946-1949)

•

Idaho Maryland Mines Corp. Lode Mine Production Report to US Bureau of Mines (1944-1945, 1947-1948, 1950, 1952, 1953, 1955)

For the period prior to 1926 there are no internal corporate records regarding historic production.  The Author believes this information is reliable but the source documents used by the authors of these documents are not available for reconciliation.  The following documents were used to prepare an estimate during the period from 1866-1925:

•

Lindgren, Waldemar.  The Gold Quartz Veins of Nevada City and Grass Valley Districts, California (1896)

•

Hamilton, Fletcher.  Mines and Mineral Resources of Nevada County (1918)

•

Clark, Jack.  Gold in Quartz: The Legendary Idaho Maryland Mine (2005)

Detailed records of metallurgical recoveries from the I-M Mine prior to 1924 are also not available.  From 1924-1930 gold recoveries ranged from 72% to 89% using a similar process to that used in the years prior to 1924.  Lindgren (1896) estimated that gold mills in the Grass Valley mines averaged 75% metallurgical gold recovery but noted that the I-M Mine was unique in that it treated the tailings from its concentrates by secondary processes.  Rise has assumed a metallurgical recovery of 85% for the pre-1924 processing at the I-M Mine which it believes is the best estimate possible given the information available.

Geological Setting, Mineralization and Deposit Types

Geology

The I-M Mine Property is located in the Grass Valley area of the Western Sierra Nevada Foothills of Northern California.  This belt of rocks consists of late Paleozoic marine sedimentary and ophiolitic rocks, and early and late Mesozoic submarine volcanic-arc and basinal terranes.

The Jura-Triassic arc belt has yielded the majority of gold production in the Western Sierra Nevada Foothills.  Gold deposits in Jura-Triassic arc belt are associated with second, third, and fourth–order faults related to the regionally significant Wolf Creek/Bear Mountain and Melones faults.

The Grass Valley area is dominated by blocks of variably metamorphosed volcanic, mafic plutonic, and minor sedimentary rocks hosted in a serpentinite matrix.  The whole package of rocks exhibits a region foliation and is interpreted as a serpentinite-matrix tectonic mélange.  These rocks were variably metamorphosed from lower greenschist to amphibolite facies during and after accretion to the continental margin.  Two distinct gold vein groups exist within the Grass Valley district: steeply dipping E-W-trending veins in the northern and generally N-S trending veins with gentler dips averaging 35° in the southern part of the district.  The most important E-W veins are associated with the I-M Mine Property.  Both vein sets have extraordinary vertical and lateral persistence; individual veins extend for kilometers.

Mineralization

All of the significant gold production from the I-M Mine was localized within and around the Brunswick Block, which consists of variably metamorphosed volcanic and intrusive, and minor sedimentary rocks.  The Brunswick Block is surrounded to the west, north, and east by gabbro and serpentinite rocks.  Overlying Tertiary volcanic rocks mask rock units along the southern boundary of the Brunswick Block.  The contacts between the Brunswick Block and surrounding gabbro and serpentinite are dominated by the 6-3, the Idaho, and the Morehouse Fault domains.  Mineralization is closely associated with these significant second or third order structures close to the contact between the Brunswick block and serpentinite contact.  Gold in the quartz veins occurs as native gold, ranging from very fine grains to large nuggets within the quartz.  Sulfide minerals, primarily pyrite with lesser galena, chalcopyrite, from 1% to 4% are commonly associated with gold mineralization.  Scheelite is common in the Union Hill area near the Brunswick mine.  Gangue minerals include quartz, carbonate, sericite, chlorite, mariposite, and albite.  Ankerite is a common alteration mineral and may occur in the mafic and ultra-mafic rocks and the meta-volcanic rocks.  The mineralized wallrock is strongly carbonate altered.

Gold mineralization on the I-M Mine Property can be divided into three significant vein systems:  the Idaho, the Brunswick, and the Morehouse systems.

Idaho System

The #1 Vein, #2 Vein, and 3 Vein System comprise the Idaho Vein System.

The Eureka discovery showing outcropped at the western end of the #1 Vein system but had only minor gold concentration and could not be traced on surface east or west.  High grade mineralization plunging to the south east was intersected starting at approximately 100 ft (30 m) below surface at this showing.  Follow-up exploration and mining led to the development of the prolific Eureka-Idaho ore shoot which plunges at approximately 30° to the south east and has a pitch length of almost 1 mile (1.6km) and a breadth of 500 ft to 1,000 ft (152 m to 305 m).  The width of the vein within the ore shoot averaged approximately 3 ft (~1 m) and in places ranged up to 8 ft (~2.4 m).  The average insitu grade of the #1 Vein would likely have been slightly higher than the estimated mill head grade of 1.12 oz/ton (39 gpt).  The trend of the shoot is approximately parallel to an expected trend of the intersection of the Idaho and Morehouse faults suggesting the interaction of the Idaho and Morehouse faults may have played a role on the formation of the rich mineralization encountered in the Eureka-Idaho stope.  Alternatively, the shape of the Brunswick Block may have influenced this trend.

The Idaho #1 Vein occurs coincident with a diabase dike hosted in serpentinite, in close proximity to the serpentinite-Brunswick Block contact.  Just west of the Idaho shaft, at the western end of the Idaho #1 Vein, the diabase dike bends in an arc to the south mimicking a fold around the nose of the Brunswick Block.  The Eureka-Idaho ore shoot pinches out at the I1500 Level but significant gold grades coincident with a diabase dike hosted in serpentinite in close proximity to the serpentinite-Brunswick contact were exposed in workings on the I2400 Level suggesting the vein may open up again or a second vein is present.  To the east, the Eureka-Idaho ore shoot pinches out near the #2 Vein.  All rocks are highly altered and contain much ankerite.  The cross section in Figure 7 shows the general form and relationship of the #1 Vein with the serpentinite and diabase dike.

The #2 Vein is a disrupted zone of quartz veins trending northeast and dipping steeply to the south east.  This vein system is hosted in the serpentinite approximately coincident with where the serpentinite-Brunswick Block contact bends abruptly to the north before turning east again.  #2 Vein trends northeast into the 3 Vein System.

The 3 Vein System, like the #1 Vein system, hosts a prolific ore shoot.  The 3 Vein System comprises an Idaho fault split into four main branches.  Connecting diagonal structures between the four fault branches were also mineralized.  As with the #1 Vein, gold mineralization is associated with a diabase dike sub parallel to the serpentine-Brunswick Block contact.  The main 3 Vein was mined continuously over a vertical distance of approximately 1,500 ft (457 m) and an average horizontal strike length of approximately 700 ft (213 m).  There were several important veins which splayed from the main 3 Vein, forming the larger 3 Vein System.  The most important of which were named the 5 Vein, 13 Vein, and 22 Vein.  Minor splays from the main 3 Vein included 19 Vein, 4 Vein, and 6 Vein.  The 3 Vein ranged in dip from 45° to 70°, with an average dip of approximately 55°.  An average vein width of approximately 5 ft (1.5 m) was typical but in places reached widths of over 20 ft (6 m).

In the 3 Vein System, the best mineralization was typically found in quartz veins where the Idaho structures intersected areas where diabase dikes or Brunswick Block rocks are in contact with the serpentinite unit.  Veins hosted solely in serpentinite were rarely of economic importance due to the yielding nature of the serpentinite which typically does not allow wide or continuous open structures to form from faulting.  The 23 Vein is an exception.  Also known as the Rose Garden, it was intersected by exploration drifting 2,000 ft (610 m) east of the main 3 Vein System on I2000 Level.  The mine operator was following the Idaho #5 Vein towards the 6-3 Fault and located the 23 Vein by diamond drilling.  The 23 Vein dips to the northwest as opposed to the southwest and is hosted entirely in serpentinite.  It is quite narrow but was noted to contain abundant visible gold.  The 23 Vein was followed along strike to the south east directly to its intersection with the 6-3 Fault.

Brunswick System

The Brunswick vein system constitutes a distinct vein system within meta-volcanic rocks of the Brunswick Block.  The veins strike northwesterly and have a southwesterly dip.  These parallel, vertically dipping mineralized veins were mined above 1600L along continuous strike lengths ranging from 430 ft (131 m) to 1,000 ft (305 m) with continuous vertical heights reaching up to 1,000 ft (305 m).  These veins generally range from several inches up to 8 ft (2.4 m) in width.  A few veins with opposite strike and dip occur.  The veins are most numerous and have the highest grades near the 6-3 Fault.  The veins nearest to the fault turn to the north on the footwall side, suggesting a northward component of movement of the hanging wall.  A quartz-carbonate stockwork develops near the fault.  The quartz stringers dip from the veins toward the fault and many have connecting diagonals extending from an upper to a lower stringer toward the fault.  The Brunswick veins generally pinch out before rarely coming in contact with the fault footwall.  No significant mineralization is present in the fault.  Only a few unimportant veins are known beyond its hanging wall.

In the area of the Brunswick veins there are layers of meta-sedimentary rocks within the meta-volcanic rocks that exhibit the regional N-W schistosity dipping very steeply to the north.  Where the Brunswick veins cross these meta-sedimentary rocks vein splitting and en-echelon crossings occur forming what is known in the historical records as “Zebra Rock.” The “Zebra Rock” produced “fair” to “good” grades of large tonnage and the presence of free gold was reported.  A large “Zebra Rock” zone was intersected and mined along the western extents of 16 Vein from levels 1300L to 1000L.  Mining in this zone occurred over strike lengths from 360 ft to 525 ft (110 m to 160 m) and reached widths of up to 110 ft (34 m) on 1100 level.

Morehouse System

The Morehouse vein system is not as well understood as the Idaho #1, #2, 3 Vein System, and Brunswick vein systems.  It is defined by fault and quartz-vein and quartz stockwork intersections in workings and drill holes in only a few areas such as the Morehouse, 16 Vein, 52 Vein, and 60 Winze.  There is little historic production from the Morehouse Vein system.

The Morehouse vein is associated with the serpentinite-hosted diabase dike wrapping around the western end of the Brunswick Block.  Underground working show the Morehouse connects directly to the Idaho #1 Vein.  The extension of the Idaho shaft in 1923 to I1500 Level intersected the Morehouse splay and the shaft station on I1500 Level is right above the #1 Vein.

The best Morehouse mineralization intersected to date, and the only significant production, occurs within the Brunswick Block at the 52 Vein and 60 Winze areas.  There is very little other exploration of this vein in the Brunswick Block.

Mineral Deposit Type

The Author describes the Idaho System deposits on the I-M Mine Property as an orogenic gold deposit.  Orogenic gold deposits encompass a broad range of depth of formation and different host lithologies; however, common to orogenic gold deposits is a spatial association with compressional to transpressional deformation processes at convergent plate margins in accretionary and collisional orogens.  Most ores are post-orogenic with respect to tectonism of their immediate host rocks but are simultaneously syn-orogenic with respect to ongoing deep-crustal, subduction-related thermal gradient.  Depth of formation of orogenic deposits are best subdivided into epizonal (<6 km / <3.7 mi), mesozonal (6–12 km / 3.7-7.5 mi), and hypozonal (>12 km / >7.5 mi).

The gold deposits on the I-M Mine Property have been classified as Mesothermal Quartz Veins (Lindgren, 1894), are also known as and are type-examples of low-sulfide Au-quartz vein deposits (Berger, 1986), and gold quartz vein deposits (Ash, 2001).  These classifications are sub-groups of orogenic gold deposit type.

Exploration

Rise has not completed an exploration work program on the I-M Mine Property to date, although it has completed a comprehensive exploration desktop study.  Rise compiled the extensive historical dataset into digital format and used this data to identify several promising exploration targets.  Data compilation and processing completed by Rise is summarized as follows:

•

Scanned historical documents into a digital library

•

Reviewed available historical exploration and development data of the I-M Mine

•

Reviewed reports on the I-M Property and local geology, written by geologists and engineers employed at the Mine, hired as Consultants, or external professionals

•

Prepared a detailed 3D mine model of the mine workings (drifts, raises, and winzes) and stopes

•

Prepared a 3D geological model of vein locations, faults, rock types, and contact locations

•

Developed a historical diamond drill hole database

•

Tabulated historical production at the I-M Mine

Compilation of the historic data led to the identification of several significant unexplored exploration targets below the current workings within the I-M Mine Property which include:

#1 Vein Target

•

This is a possible down-plunge extension of the prolific Eureka-Idaho stope.  The #1 Vein target covers an area 2,150 ft (655 m) between the I2400 Level west and east drifts and 500 ft to 1,000 ft (152 m to 305 m) down-dip from the I2400 level.  Within this area gold mineralization may occur within a quartz vein adjacent to the diabase dike similar to that encountered in the prolific Eureka-Idaho stope above or may be hosted within the adjacent diabase dike.  The projected down-dip extension of the #1 Vein target is defined in relation to the deepest mineralization encountered at the nearby Empire Mine.  This does not preclude deeper mineralization.

Crackle Zone Target

•

This is a wedge-shaped area 2,000 ft (610 m) wide and 500 ft to 1,000 ft (152 m to 305 m) thick at the I2700 Level, plunging as much as 5,000 ft (1,524 m) to the south east where it pinches out against the intersection of the Idaho, Morehouse, and 6-3 Faults.  Within this zone, gold mineralization may occur in shallow dipping quartz veins and irregular quartz stockworks in metavolcanic rocks that may be highly fractured due to the interaction of the Idaho, Morehouse, and 6-3 Faults.

Brunswick Target

•

The Brunswick area offers many areas with potential for discovery of mineralization, particularly the area below the existing stoping and in the untested area in the immediate footwall of the 6-3 Fault south east of the Brunswick shaft.  In Brunswick Mine, the richest mineralization was typically found near the 6-3 Fault.  Below 1600 Level, development in the southern region of the Brunswick Mine deviated to the west, away from the 6-3 Fault leaving a region of unexplored ground in the footwall adjacent to the fault approximately 500 ft to 1,000 ft (152 m to 305 m) thick, 1,000 ft to 2,000 ft (305 m to 610 m) wide, and 1,000 ft to 3,000 ft (305 m to 914 m) deep.

3 Vein – Rose Garden Target

•

Rose Garden-style mineralization is hosted solely in serpentinite with no apparent association with the brittle rocks common in all other mine and target areas of the Idaho-Maryland Project.  Serpentinite within the Idaho fault zone, east towards the 6-3 Fault and west of the 3 Vein area may host mineralization similar to the Rose Garden.

All exploration targets are below current extents of drilling and development and warrant exploration through drilling.  Through its life, the I-M Mine faced several shut downs related to fires and war measures that resulted in loss of access to some promising areas due to collapsed workings or early termination of planned developments.  Exploration potential may remain in some of these areas.

Drilling

Rise has not completed an exploration drilling program on the I-M Mine Property to date.

Rise has prepared a drill hole database derived from information contained in the collection of historic documents and records acquired through the purchase of the I-M Mine Property.  The drill hole database is divided into I-M Mine drilling completed before the mine shut down in 1956 and Emgold drilling completed in 2004.

Sampling, Analysis and Data Verification

Sample Preparation and Analysis

Sample preparation methods, quality control measures, security measures, assaying and analytical procedures, and quality control measures presented apply to historical operators.  No present sampling or assaying has been conducted.

There is no detailed information describing sample preparation, analysis and security procedures applied by mine operators prior to 2002.  The historical samples are reportedly fire-assayed at former mine site laboratories.  No records exist of any QA/QC program.

Emgold sample preparation, analysis and security procedures for core collected by Emgold are described in a 2009 Technical Report prepared by Robert Pease, P.G., for Emgold titled “Idaho-Maryland Mine Project, Grass Valley CA”.  Three-foot core samples were cut in half by a wet saw.  The half core samples were put in a sample bag, tagged, and shipped to a laboratory.  All samples were crushed to 80% passing -10 mesh, rotary split to a 500 g subsample which was pulverized to 95% passing -150 mesh.  All samples were analyzed using screened metallics fire assay methods.  The QAQC program used Standard Reference Materials, blank samples, coarse reject and pulp duplicate samples, and third party laboratory check assays.  Insertion rate of SRMs and duplicates was approximately 1 in 20 samples.  Blanks were only inserted immediately following mineralized intervals.  The control samples were reportedly used to successfully control the assay quality process.

Historical Data Verification

The Author inspected Rise’s 3D model on screen, reviewed several historical reports, and reviewed many historical documents including cross sections and level plans used to prepare the model.  The drill hole database developed by Rise was not verified; however, drilling is not used extensively to support the reported exploration targets.

The Author did not assess previous I-M Mine operators or Emgold drilling sampling and assay quality.  The Emgold drilling focused on shallow mineralization not considered part of the exploration targets described in the Report.

Although Rise has carefully digitized and checked the locations and values of drill hole results from level plans and other documents, the absence of drill hole related documentation, such as drill logs, drill hole deviation, core recovery and density measurements, assay certificates, and possible channel sample grade biases, could materially impact the accuracy and reliability of the reported results.  The database that has been created, however, is suitable for exploration targeting.

Mineral Processing and Metallurgical Testing

Rise has conducted no mineral processing or metallurgical testing analyses on the I-M Mine Property.

A significant amount of production has occurred on the I-M Mine Property which confirms that gold can be recovered, mainly by gravity and flotation methods.  Nearly all gold at the I-M Mine is free milling, as demonstrated by cyanide leaching of concentrates and tailings by the I-M Mine during past production.

Mineral Resource and Mineral Reserve Estimates

The present Report does not include an estimate of mineral resources for the I-M Mine Property.  Rise is not treating the historical mineral resource estimate as a current mineral resource estimate.  In addition, there are no mineral reserves estimates for the I-M Mine Project.

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

Government Regulations

The Company plans to engage in mineral exploration and development activities and will accordingly be exposed to environmental risks associated with mineral exploration activity. The Company is the operator of the I-M Mine Property.

The Company’s exploration and development activities will be subject to extensive federal, state and local laws, regulations and permits governing protection of the environment. Among other things, its operations must comply with the provisions of the Federal Mine Safety and Health Act of 1977 as administered by the United States Department of Labor.

The Company’s plan is to conduct its operations in a way that safeguards public health and the environment. It believes that its operations comply with applicable environmental laws and regulations in all material respects.

The costs associated with implementing and complying with environmental requirements can be substantial and possible future legislation and regulations could cause the Company to incur additional operating expenses, capital expenditures, restrictions and delays in developing or conducting operations on its properties, including the I-M Mine Property, the extent of which cannot be predicted with any certainty.

To the best of the Company’s knowledge, there are no existing environmental liabilities on the I-M Mine Property.

Item 1A.

Risk Factors

Not required.

Item 1B.

Unresolved Staff Comments

None.

Item 2.

Properties

On May 25, 2015, the Company paid Eastfield $20,000 in cash and provided Eastfield with a copy of completed technical report on the Indata Property in compliance with National Instrument 43-101 of the Canadian Securities Administrators, thereby completing the first milestone under the Option Agreement required to earn an undivided 60% interest in and to the Indata Property. On April 3, 2017, the Company terminated the Option Agreement on the Indata Property.

On July 13, 2016, the Company paid Klondike $50,000 in cash, issued 1,500,000 shares of the Company’s common stock, and issued 1,500,000 warrants exercisable at a price of $0.227 per share until July 13, 2018, thereby completing the First Closing under the Purchase Agreement to acquire the Klondike Properties. On July 17, 2017, the Company terminated the Purchase Agreement.

On January 25, 2017, the Company, through an Option Agreement dated August 30, 2016, acquired the Idaho-Maryland property in Nevada County, California, USA for total consideration of $2,654,141 (US$2,000,000). Additionally, the Company has paid US$900,000, pursuant to an Option Agreement with Sierra Pacific dated January 6, 2017, towards the acquisition of approximately 82 acres contiguous to the Idaho-Maryland property; the Company must pay an additional US$1,000,000 in staged payments by June 30, 2018 to complete the acquisition.

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

None.

PART II

Item 5.

Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

General

As of the date of this Report the Company has 74,201,979 shares of common stock issued and outstanding.

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

OTC Pink
Quarter Ended	High (US$)	Low (US$)
July 31, 2017	0.24	0.11
April 30, 2017	0.27	0.15
January 31, 2017	0.30	0.12
October 31, 2016	0.40	0.12
July 31, 2016	0.16	0.11
April 30, 2016	1.15	0.08
January 31, 2016	0.25	0.08
October 31, 2015	0.21	0.20

The market for the Company’s common stock has been sporadic and there have been long periods during which there were few, if any, trades.  Accordingly, reliance should not be placed on the quotations listed above, as the trades and depth of the market may be limited, and therefore, such quotes may not be a true indication of the current market value of the Company’s common stock.

The Company’s common stock is also listed on the CSE under the symbol “RISE”, and the following table reflects the high and low bid information for the common stock on that market since it began trading on February 1, 2016:

CSE
Quarter Ended	High ($)	Low ($)
July 31, 2017	0.30	0.14
April 30, 2017	0.34	0.21
January 31, 2017	0.35	0.17
October 31, 2016	0.29	0.16
July 31, 2016	0.23	0.11
April 30, 2016	0.20	0.11

Holders

As of the date of this Report, there are approximately 253 holders of record of the Company’s common stock.

Dividends

The Company has not paid dividends since its inception. While there are no restrictions in the Company’s Articles of Incorporation or Bylaws or pursuant to any agreement or understanding which could prevent the Company from paying dividends or distributions, the Company has limited cash flow and anticipates using all available cash resources to fund working capital and explore the Idaho-Maryland Mine Property. As such, there are no plans to pay dividends for the foreseeable future. Any decisions to pay dividends in cash or otherwise in the future will be made by the Board of Directors on the basis of the Company’s earnings, financial requirements and other conditions existing at the time a determination is made.

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

Securities Authorized for Issuance Under Equity Compensation Plans

On March 23, 2016, the Board of Directors approved the adoption of an incentive stock option plan that provides for the granting of options representing up to 10% of the Company’s common stock to its directors, officers, employees and consultants.  As of the date of this Report, options granted by the Company to purchase 5,729,142 shares at prices of between $0.15 and $0.33 per share are outstanding to seven persons under the plan.

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

Common Stock

As of the date of this Report, the Company has 74,201,979 shares of common stock issued and outstanding.

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

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the information set forth in the Company’s audited financial statements for the year ended July 31, 2017.

Plan of Operations

As at July 31, 2017, the Company had a cash balance of $337,099, compared to a cash balance of $139,021 as of July 31, 2016.

The Company’s plan of operations for the next 12 months is to complete its current diamond drilling exploration program at the Idaho-Maryland Mine Property. The Company plans to complete the recommended work program which it has already commenced, as outlined in the Technical Report on the Idaho-Maryland Mine Property (the “Technical Report”), which was issued on June 1, 2017.

The Idaho-Maryland property hosts numerous exploration targets that warrant drilling. While a significant drill program is required to test these targets, the Company requested that Amec Foster Wheeler, who prepared the Technical Report, prepare a recommended drill program not to exceed a budget of $600,000.

A single 6,000ft (1,830m) surface diamond drill hole is recommended to provide geological samples from most of the major lithological units on the Idaho-Maryland Mine Property geology. The single hole has been designed to pierce the #1 Vein projection approximately 400 ft (122 m) below the elevation of the I2400 Level and then carry on through the potential western extensions of the Idaho 3 Vein System. The objectives of this drill hole are as follows:

1)

Provide a long drill intercept of the Brunswick Block from surface to the Serpentinite contact

2)

Test the up-dip area and below the 52 Vein (60 Winze) mineralized area in the Brunswick Block

3)

Test the #1 Vein below the I2400 Level

4)

Test the serpentinite footwall for potential 3 Vein/Rose Garden analogies

5)

Test and obtain samples of ankerite alteration in the serpentinite unit

6)

Test for the location of the major Idaho faults

7)

Drill through the serpentinite unit to provide further insight on the thickness and geometry of this unit at depth

8)

Determine drill hole deviation, drilling productivity, and drilling costs to allow refinement of the design of a major drill program at the Idaho-Maryland Mine Property

In addition, Amec Foster Wheeler recommends that the digital geological model be expanded to include model channel samples, the lithological contacts and structures such as the diabase dikes, ankerite alteration envelopes, minor quartz veins, and all faults mapped by the historic mine operators. This work may provide additional insight into the mineralization controls at the Idaho-Maryland Mine Property.

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

Though the Company recently completed a private placement whereby it raised a total of $1,061,571, the Company does not currently have sufficient funds to both carry out the current exploration program and cover its anticipated general operating expenses for the year, so it will require additional funding. The Company anticipates that additional funding will be in the form of equity financing from the sale of its common stock or from loans from one of several directors or officers, or companies controlled by directors or officers. The Company does not have any arrangements in place for any future equity financing or loans, and if the Company is not successful in raising additional financing, the Company anticipates that it will not be able to proceed with its business plan.

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

•

the market price for any minerals that may be discovered on the Idaho-Maryland Mine Property;

•

the results of its proposed exploration program on the Idaho-Maryland Mine Property.

The Company has not attained profitable operations and is dependent upon obtaining financing to pursue its proposed exploration activities. For these reasons the Company’s auditors believe that there is substantial doubt that it will be able to continue as a going concern.

Results of Operations

For the Years Ended July 31, 2017 and 2016

The Company’s operating results for the years ended July 31, 2017 and 2016 are summarized as follows:

	For the year ended July 31, 2017	For the year ended July 31, 2016
Bad debt expenses	$-	$7,126
Consulting	505,842	102,420
Directors fees	17,288	-
Filing and regulatory	53,661	30,927
Foreign exchange	6,931	1,959
Gain on settlement of payables	(12,355)	(41,982)
General and administrative	152,920	20,839
Mineral exploration	375,980	-
Professional fees	273,738	107,197
Promotion and shareholder communication	983,851	10,408
Property investigation costs	55,253	20,201
Salaries	104,751	5,365
Share-based payments	1,010,064	369,006
Settlement payment	100,000	-
Write-off of mineral properties	563,031	-
Net loss	4,190,955	633,466

The Company’s operating expenses increased during the year ended July 31, 2017 compared to the prior year primarily as a result of increased costs for consulting, filing and regulatory, professional fees and promotion and shareholder communications, driven by the need for increased activity and needed consultants and other expenses related to planning and researching the Company’s mineral properties, and promotional activity involved in raising funds in the recent private placements.

As a result of the increased activity, significant expenses during the year ended July 31, 2017 include:

•

promotion and shareholder communication of $983,851 (2016 - $10,408);

•

share-based payments of $1,010,064 (2016 - $369,006) for the grant of options pursuant to the Company’s stock option plan to incentivize management and certain consultants;

•

the write-off of mineral property acquisition costs of $563,031 (2016 - $nil) related to the termination of agreements for the Indata and Klondike properties, and an additional $100,000 (2016 - $nil) in a settlement payment to Klondike on termination;

•

professional fees of $273,738 (2016 - $107,197) related to various legal and regulatory items pertaining to operating in Canada and the United States; and

•

mineral exploration of $375,980 (2016 - $nil) related to exploration work on the Idaho-Maryland Mine Property during the year.

Liquidity and Capital Resources

As of July 31, 2017, the Company had $337,099 in cash, $520,300 in current assets, $4,310,154 in total assets, $334,871 in current and total liabilities, working capital of $185,429 and an accumulated deficit of $6,027,924.

During the year ended July 31, 2017, the Company used $2,704,241 in net cash on operating activities, whereas it used $276,299 in net cash on operating activities during the prior year.  The difference in net cash used in operating activities during the two years was largely due to the increase in the Company’s net loss for the most recent year, as adjusted for an increase in prepaid expenses.

During the year ended July 31, 2017, the Company used net cash of $3,605,854 (US$2,600,000) (2016 - $80,000) in investing activities for the acquisition of the Idaho-Maryland Mine Property, related transaction costs, and the recent option agreement to increase the holdings of the Idaho-Maryland Mine Property. In the prior period, the Company paid $30,000 and $50,000 pursuant to the Indata and Klondike option agreements, respectively.

The Company received net cash of $6,508,173 (2016 - $477,320) from financing activities during the year ended July 31, 2017. In the current period, the Company received gross proceeds of $6,662,907 (2016 - $605,000) from private placements, $27,208 (2016 - $1,925) from the exercise of warrants, and $60,000 (2016 - $Nil) from the exercise of options, offset by $241,942 (2016 - $83,105) in share issuance costs and repayments of related party loans of $Nil (2016 - $46,500).

The Company expects to operate at a loss for at least the next 12 months. It has no agreements for additional financing, other than the private placement which closed subsequent to July 31, 2017 for a total of $1,061,571 in gross proceeds, and cannot provide any assurance that additional funding will be available to finance its operations on acceptable terms in order to enable it to carry out its business plan. There are no assurances that the Company will be able to complete further sales of its common stock or any other form of additional financing. If the Company is unable to achieve the financing necessary to continue its plan of operations, then it will not be able to carry out any exploration work on the Idaho-Maryland Property or the other properties in which it owns an interest and its business may fail.

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

Item 8.

Financial Statements and Supplementary Data.

(formerly Rise Resources Inc.)

CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in Canadian Dollars)

FOR THE YEAR ENDED JULY 31, 2017

DAVIDSON & COMPANY LLP Chartered Professional Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Directors of
Rise Gold Corp.

We have audited the accompanying consolidated financial statements of Rise Gold Corp. (the "Company"), which comprise the consolidated balance sheets as of July 31, 2017 and 2016, and the related consolidated statements of operations and comprehensive loss, changes in stockholders' equity (deficit), and cash flows for the years ended July 31, 2017 and 2016. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rise Gold Corp. as of July 31, 2017 and 2016, and the results of its operations and its cash flows for the years ended July 31, 2017 and 2016 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Rise Gold Corp. will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, Rise Gold Corp. has suffered recurring losses from operations and has a net capital deficiency. These matters, along with the other matters set forth in Note 1, indicate the existence of material uncertainties that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

"DAVIDSON & COMPANY LLP"

Vancouver, Canada — Chartered Professional Accountants

October 27, 2017

A member of Nexia International

1200 - 609 Granville Street, P.O. Box 10372, Pacific Centre, Vancouver, B.C., Canada V7Y 1G6
Telephone (604) 687-0947 Davidson-co.com

RISE GOLD CORP. (FORMERLY RISE RESOURCES INC.)

(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

(Expressed in Canadian Dollars)

AS AT

	July 31, 2017	July 31, 2016

ASSETS

Current
Cash	$ 337,099	$ 139,021
Receivables	18,083	20,021
Prepaid expenses	165,118	9,566

	520,300	168,608

Mineral property interests (Note 4)	3,789,854	563,031

	$ 4,310,154	$ 731,639

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current
Accounts payable and accrued liabilities	$ 296,792	$ 183,996
Loan from related parties (Note 8)	38,079	43,214

	334,871	227,210

Stockholders’ equity (deficit)
Capital stock, $0.001 par value, 400,000,000 shares authorized;
66,707,655 (July 31, 2016 – 32,866,261) shares issued and outstanding (Note 9)	66,708	32,867
Additional paid-in-capital (Note 9)	10,103,162	2,475,194
Cumulative translation adjustment	(166,663)	(166,663)
Deficit	(6,027,924)	(1,836,969)

	3,975,283	504,429

	$ 4,310,154	$ 731,639

Nature and continuance of operations (Note 1)

Long-term receivable and contingency (Note 5)

Subsequent events (Note 13)

Approved and authorized by the Board on October 27, 2017.

“Benjamin Mossman”	Director	“Cale Thomas”	Director
Benjamin Mossman		Cale Thomas

The accompanying notes are an integral part of these consolidated financial statements.

RISE GOLD CORP. (FORMERLY RISE RESOURCES INC.)

(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS

(Expressed in Canadian Dollars)

FOR THE YEAR ENDED JULY 31,

	2017	2016

EXPENSES
Bad debt expense (Note 6)	$ -	$ 7,126
Consulting	505,842	102,420
Directors fees	17,288	-
Filing and regulatory	53,661	30,927
Foreign exchange	6,931	1,959
Gain on settlement of payables	(12,355)	(41,982)
General and administrative	152,920	20,839
Geological, mineral, and prospect costs (Note 4)	375,980	-
Professional fees	273,738	107,197
Promotion and shareholder communication	983,851	10,408
Property investigation costs	55,253	20,201
Salaries	104,751	5,365
Share-based payments (Note 9)	1,010,064	369,006
Settlement payment (Note 4)	100,000	-
Write off mineral property costs (Note 4)	563,031	-

Net loss and comprehensive loss for the year	$ (4,190,955)	$ (633,466)

Basic and diluted loss per common share	$ (0.08)	$ (0.02)

Weighted average number of common shares outstanding	49,516,659	31,556,200

The accompanying notes are an integral part of these consolidated financial statements.

RISE GOLD CORP. (FORMERLY RISE RESOURCES INC.)

(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF CASH FLOWS

(Expressed in Canadian Dollars)

FOR THE YEAR ENDED JULY 31,

	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Loss for the year	$ (4,190,955)	$ (633,466)
Items not involving cash
Bad debt expense	-	7,126
Gain on settlement of payables	(12,355)	(41,982)
Shares issued for compensation	60,000	-
Share-based payments	1,010,064	369,006
Unrealized foreign exchange	(5,004)	2,644
Write off of mineral property costs	563,031	-
Non-cash working capital item changes:
Receivables	1,938	(22,206)
Prepaid expenses	(155,552)	(9,566)
Accounts payables and accrued liabilities and
due to related parties	24,592	52,145

Net cash used in operating activities	(2,704,241)	(276,299)

CASH FLOWS FROM INVESTING ACTIVITY

Mineral property	(3,605,854)	(80,000)

Net cash used in investing activity	(3,605,854)	(80,000)

CASH FLOWS FROM FINANCING ACTIVITY
Private placement	6,662,907	605,000
Warrants exercised	27,208	1,925
Options exercised	60,000	-
Share issuance costs	(241,942)	(83,105)
Loan repayments	-	(46,500)

Net cash provided by financing activity	6,508,173	477,320

Change in cash for the year	198,078	121,021

Cash, beginning of year	139,021	18,000

Cash, end of year	$ 337,099	$ 139,021

Interest	$ -	$ -
Income taxes	-	-

Supplemental cash flow information (Note 11)

The accompanying notes are an integral part of these consolidated financial statements.

RISE GOLD CORP. (FORMERLY RISE RESOURCES INC.)

(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Expressed in Canadian Dollars)

	Capital Stock
	Number	Amount	Additional Paid-in Capital	Cumulative Translation Adjustment	Equity (Deficit)	Total

Balance as at July 31, 2015	38,297,197	$ 38,298	$ 1,157,868	$ (166,663)	$ (1,203,503)	$ (174,000)
Shares surrender and cancellation (Note 8)	(13,000,186)	(13,000)	13,000	-	-	-
Shares issued for cash	6,069,250	6,069	600,856	-	-	606,925
Shares issued for mineral property	1,500,000	1,500	238,500	-	-	240,000
Warrants issued for mineral property	-	-	223,031	-	-	223,031
Share issuance costs	-	-	(127,067)	-	-	(127,067)
Share-based payments	-	-	369,006	-	-	369,006
Loss for the year	-	-	-	-	(633,466)	(633,466)

Balance as at July 31, 2016	32,866,261	$ 32,867	$ 2,475,194	(166,663)	$ (1,836,969)	$ 504,429
Shares issued for cash	31,849,314	31,849	6,631,058	-	-	6,662,907
Shares issued for mineral property	920,000	920	183,080	-	-	184,000
Shares issued for compensation	400,000	400	59,600	-	-	60,000
Warrants exercised	272,080	272	26,936	-	-	27,208
Options exercised	400,000	400	59,600	-	-	60,000
Share issuance costs	-	-	(342,370)	-	-	(342,370)
Share-based payments	-	-	1,010,064	-	-	1,010,064
Loss for the year	-	-	-	-	(4,190,955)	(4,190,955)

Balance as at July 31, 2017	66,707,655	$ 66,708	$ 10,103,162	(166,663)	$ (6,027,924)	$ 3,975,283

The accompanying notes are an integral part of these consolidated financial statements.

RISE GOLD CORP. (FORMERLY RISE RESOURCES INC.)

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED JULY 31, 2017

(Expressed in Canadian Dollars)

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

The Company is in the early stages of exploration and as is common with any exploration company, it raises financing for its acquisition activities.  The accompanying condensed consolidated interim financial statements have been prepared on the going concern basis, which presumes that the Company will continue operations for the foreseeable future and will be able to realize assets and discharge liabilities in the normal course of business.  The Company has incurred a loss of $4,190,955 for the year ended July 31, 2017 and has accumulated a deficit of $6,027,924.  This raises substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to maintain continued support from its shareholders and creditors and to raise additional capital and implement its business plan.  The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

At July 31, 2017, the Company had working capital of $185,429.

2.

BASIS OF PREPARATION

Generally accepted accounting principles

These consolidated financial statements have been prepared in conformity with generally accepted accounting principles of the United States of America (“US GAAP”) for financial information with the instructions to Form 10-K and Regulation S-K.

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary Rise Grass Valley Inc. All significant intercompany accounts and transactions have been eliminated on consolidation.

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

FOR THE YEAR ENDED JULY 31, 2017

(Expressed in Canadian Dollars)

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

FOR THE YEAR ENDED JULY 31, 2017

(Expressed in Canadian Dollars)

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

Concentration of credit risk

The financial instrument which potentially subjects the Company to concentration of credit risk is cash. The Company maintains cash in bank accounts that, at times, may exceed federally insured limits. As of July 31, 2017 and 2016, the Company has not exceeded the federally insured limit. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

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

FOR THE YEAR ENDED JULY 31, 2017

(Expressed in Canadian Dollars)

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

Foreign exchange

The functional currency of the Company and its subsidiary is the Canadian dollar. Any monetary assets and liabilities that are in a currency other than the Canadian dollar are translated at the rate prevailing at year end. Revenue and expenses in a foreign currency are translated at rates that approximate those in effect at the time of translation. Gains and losses from translation of foreign currency transactions into Canadian dollars are included in current results of operations.

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

RISE GOLD CORP. (FORMERLY RISE RESOURCES INC.)

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEAR ENDED JULY 31, 2017

(Expressed in Canadian Dollars)

4.

MINERAL PROPERTY INTERESTS

The Company’s mineral properties balance consists of:

	July 31, 2017	July 31, 2016

Klondike, British Columbia	$ -	$ 513,031
Indata, British Columbia	-	50,000
Idaho-Maryland, California	3,789,854	-

Total	$ 3,789,854	$ 563,031

Title to mineral properties

Title to mineral properties involves certain inherent risks due to the difficulties of determining the validity of certain mineral titles as well as the potential for problems arising from the frequently ambiguous conveying history characteristic of many mineral properties. As at July 31, 2017, the Company holds title to the Idaho-Maryland Gold Mine Property.

Indata, British Columbia

On May 18, 2015, the Company entered into an option agreement with Eastfield Resources Ltd., (“Eastfield”), pursuant to which Eastfield granted the Company the exclusive and irrevocable right to acquire up to a 75% interest in and to certain claims in the Indata property located in the Omineca Mining Division in British Columbia, Canada.  In order to earn the initial 60% interest, the Company is required to pay Eastfield an aggregate of $350,000 ($50,000 paid to date) in cash and incur a minimum of $2,000,000 in aggregate exploration expenditures on the property by April 3, 2019.  In order to earn the additional 15% interest, the Company is required to pay Eastfield $100,000 cash within 90 days of earning the 60% interest and incur a further $500,000 in aggregate annual exploration expenditures on the property until such time as the Company is able to complete a feasibility study on the property.  As at July 31, 2017, the Company has incurred cumulative exploration expenditures of $4,035 on the Indata property. During the year ended July 31, 2017, the Company terminated its option agreement with Eastfield; accordingly, the Company has written off $50,000 in acquisition costs in relation to the Indata property as at July 31, 2017.

Klondike, British Columbia

On May 26, 2016, the Company entered into an agreement with Klondike Gold Corp. (“Klondike”) regarding the purchase of a portfolio of seven gold and base metal properties in southeast British Columbia.  Under the agreement, within 60 days of signing, the Company paid Klondike $50,000 in cash, issued 1,500,000 shares of the Company’s common stock valued at $240,000, and issued 1,500,000 warrants valued at $223,031 (discount rate – 0.49%, volatility – 200.64%, expected life – 2 years, dividend yield – 0%), exercisable at $0.227 per share until July 13, 2018.  On the one year anniversary of the first closing, the Company will pay Klondike $150,000 in cash, issue 2,000,000 shares of the Company’s common stock, and issue 1,000,000 warrants.  Klondike will retain a 2% net smelter return royalty (“NSR”) and the Company will have the right to purchase 50% of the NSR for $1,000,000 at any time after the first closing.  Each of the warrants is exercisable for a period of two years into one share of the Company’s common stock at a price that is a 20% premium to the 10-day volume-weighted average price of the stock on the CSE immediately prior to the date of issuance.  As at July 31, 2017, the Company has incurred cumulative exploration expenditures of $10,408 on the Klondike properties. During the year ended July 31, 2017, the Company terminated the purchase agreement with Klondike and paid a settlement of $100,000 to Klondike; accordingly the Company has written off $513,031 in acquisition costs in relation to the Klondike properties as at July 31, 2017.

RISE GOLD CORP. (FORMERLY RISE RESOURCES INC.)

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEAR ENDED JULY 31, 2017

(Expressed in Canadian Dollars)

4.

MINERAL PROPERTY INTERESTS (cont’d…)

Idaho-Maryland Gold Mine Property, California

On August 30, 2016, the Company entered into an option agreement with three parties to purchase a 100% interest in and to the Idaho-Maryland Gold Mine property located near Grass Valley, California, United States; pursuant to the option agreement, in order to exercise the option, the Company must pay US$2,000,000 by November 30, 2016.  Upon execution of the option agreement, the Company paid the vendors a non-refundable cash deposit in the amount of $32,758 (US$25,000), which will be credited against the purchase price of US$2,000,000 upon exercise of the option. On November 30, 2016, the Company negotiated an extension of the closing date of the option agreement to December 26, 2016, in return for a cash payment of $32,758 (US$25,000), which will be credited against the purchase price of US$2,000,000 upon exercise of the option. On December 28, 2016, the Company negotiated a further no-cost extension of the closing date of the option agreement to April 30, 2017. On January 25, 2017, the Company exercised the option by paying $2,588,625 (US$1,950,000), and acquired a 100% interest in the Idaho-Maryland Gold Mine property. In connection with the option agreement, the Company agreed to pay a cash commission of $184,000 (US$140,000) equal to 7 per cent of the purchase price of US$2,000,000; the commission was settled on January 25, 2017 through the issuance of 920,000 units valued at $0.20 per unit (Note 7). The Company also incurred additional transaction costs of $144,391, which have been included the carrying value of the Idaho-Maryland Gold Mine.

On January 6, 2017, the Company entered into an option agreement with Sierra Pacific Industries Inc. (“Sierra”) to purchase a 100% interest in and to certain surface rights totalling approximately 82 acres located near Grass Valley, California, United States, contiguous to the Idaho-Maryland Gold Mine property acquired by the Company on January 25, 2017.  Pursuant to the option agreement, in order to exercise the option, the Company must pay US$1,900,000 by March 31, 2017. Upon execution of the option agreement, the Company paid the vendors a non-refundable cash deposit in the amount of $132,732 (US$100,000), which will be credited against the purchase price of US$1,900,000 upon exercise of the option. On April 3, 2017, the Company negotiated an extension of the closing date of the option agreement to June 30, 2017, in return for a cash payment of $268,000 (US$200,000), at which time a payment of US$1,600,000 is due in order to exercise the option. On June 7, 2017, the Company negotiated an extension of the closing date of the option agreement to September 30, 2017, in return for a cash payment of $406,590 (US$300,000), at which time a payment of US$1,300,000 is due in order to exercise the option.

As at July 31, 2017, the Company has incurred cumulative property investigation costs of $55,253 and cumulative exploration expenditures of $375,980 on the Idaho-Maryland Gold Mine property as follows:

Year ended July 31, 2017

Idaho-Maryland Gold Mine expenditures:
Consulting	$ 287,411
Exploration	54,753
Rent	10,968
Supplies	4,020
Sampling	8,623
Travel	10,205

Total	$ 375,980

RISE GOLD CORP. (FORMERLY RISE RESOURCES INC.)

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEAR ENDED JULY 31, 2017

(Expressed in Canadian Dollars)

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

6.

BAD DEBT EXPENSE

During the year ended July 31, 2016, the Company advanced to Skanderbeg Capital Partners Inc. a total of $7,126, which had been recorded in prepaid expenses to be applied to future rent expense (Note 7).  As the Company moved its premises during the year ended July 31, 2017, management has assessed the recoverability of the amount and recorded an allowance for doubtful accounts of $7,126 for the year ended July 31, 2016.

7.

PROMISSORY NOTES PAYABLE

During the year ended July 31, 2017, the Company issued promissory notes totalling $220,000, accruing interest in advance at 10% every three months, maturing on June 29, 2017. Subsequently, the Company and one promissory note holder agreed to reduce the interest rate to 7.2% and make an early repayment of principal of $100,000 and accrued interest of $7,200. The remaining principal of $120,000 and accrued interest of $12,000 was also repaid during the year ended July 31, 2017.

8.

RELATED PARTY TRANSACTIONS

Key management personnel consist of the Chief Executive Officer, Chief Financial Officer, and the directors of the Company.  The remuneration of the key management personnel is as follows:

a)

Salaries of $135,000 (2016 - $5,000) to the CEO of the Company;

b)

Consulting fees of $32,119 (2016 - $30,000) to the former CEO of the Company;

c)

Consulting fees of $52,429 (2016 - $18,000) to the CFO of the Company, and consulting fees of $11,476 (2016 - $4,946) to a company in which the CFO holds a 50% interest;

d)

Consulting fees of $149,333 (2016 - $Nil) to a company controlled by a former director of the Company, and consulting fees of $11,476 (2016 - $4,946) to a company in which the former director holds a 50% interest; and

e)

Share-based payments of $885,375 (2016 - $246,004) to the CEO and directors of the Company.

As at July 31, 2017, the Company has recorded loans from related parties of $38,079 (US$30,500) (2016 - $43,214 or US$33,099) representing advances made by a director and a former director and officer.  The advances are due on demand without interest.

RISE GOLD CORP. (FORMERLY RISE RESOURCES INC.)

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEAR ENDED JULY 31, 2017

(Expressed in Canadian Dollars)

8.

RELATED PARTY TRANSACTIONS (cont’d…)

As at July 31, 2017, included in due to related parties is $20,385 (2016 - $25,494) in accounts and advances payable and accrued liabilities to current and former officers and companies controlled by directors and officers of the Company.

Included in general and administration expenses for the year ended July 31, 2017 is rent of $Nil (2016 - $7,128) paid to Skanderbeg Capital Partners Inc., a company that previously advised the Company’s management and performed promotional work for the Company.

9.

CAPITAL STOCK AND ADDITIONAL PAID-IN-CAPITAL

Issued Capital Stock

On October 28, 2015, pursuant to a share surrender and cancellation agreement, the Company cancelled 13,000,186 shares of common stock surrendered to the Company, originally issued through the debt conversion agreements on February 11, 2015 and March 31, 2015.

On January 29, 2016, the Company completed an initial public offering in Canada, issuing an aggregate of 6,050,000 shares of common stock at a price of $0.10 per share for gross proceeds of $605,000. In connection with the offering, the Company paid a cash commission of $48,400 and issued 484,000 finders’ warrants valued at $42,248 (discount rate – 0.43%, volatility – 215.3%, expected life – 2 years, dividend yield – 0%), exercisable at $0.10 per share for period of 24 months.  The Company also paid the agent a corporate finance fee of $25,000 and incurred other share issuance costs of $53,667.

On June 3, 2016, the Company issued 19,250 shares of common stock upon the exercise of finders’ warrants at a price of $0.10 per share.

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

On November 1, 2016 and November 7, 2016, the Company issued a total of 272,080 shares of common stock upon the exercise of finders’ warrants at a price of $0.10 per share.

On January 25, 2017, the Company issued 920,000 units valued at $0.20 per unit to an individual pursuant to a debt conversion by the individual in the amount of $184,000 (US$140,000), representing a cash commission equal to seven per cent of the US$2,000,000 purchase price of the Idaho-Maryland property (Note 4). Each unit consists of one share of common stock and one transferable share purchase warrant exercisable into one share of common stock at a price of $0.40 for a period of two years from the date of issuance.

RISE GOLD CORP. (FORMERLY RISE RESOURCES INC.)

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEAR ENDED JULY 31, 2017

(Expressed in Canadian Dollars)

9.

CAPITAL STOCK AND ADDITIONAL PAID-IN-CAPITAL (cont’d…)

Private Placements

On December 23, 2016, the Company completed a non-brokered private placement, issuing an aggregate of 21,044,500 units at a price of $0.20 per unit for gross proceeds of $4,208,900.  Each unit consists of one share of common stock and one transferable share purchase warrant exercisable into one share of common stock at a price of $0.40 for a period of two years from the date of issuance. In connection with the private placement, the Company paid finders fees of $218,410, other share issuance costs of $15,723, and issued a total of 1,104,300 finders’ warrants valued at $191,724 (discount rate – 0.76%, volatility – 179.53%, expected life – 2 years, dividend yield – 0%), exercisable into one share of common stock at a price of $0.40 for a period of two years from the date of issuance.

On January 24, 2017, the Company completed a non-brokered private placement, issuing an aggregate of 1,340,000 units at a price of $0.20 per unit for gross proceeds of $268,000.  Each unit consists of one share of common stock and one transferable share purchase warrant exercisable into one share of common stock at a price of $0.40 for a period of two years from the date of issuance. In connection with the private placement, the Company paid finders fees of $5,220 and issued a total of 26,100 finders’ warrants valued at $5,919 (discount rate – 0.76%, volatility – 175.85%, expected life – 2 years, dividend yield – 0%), exercisable into one share of common stock at a price of $0.40 for a period of two years from the date of issuance.

On February 6, 2017, the Company completed a non-brokered private placement, issuing an aggregate of 455,000 units at a price of $0.25 per unit for gross proceeds of $113,750.  Each unit consists of one share of common stock and one transferable share purchase warrant exercisable into one share of common stock at a price of $0.40 for a period of two years from the date of issuance. In connection with the private placement, the Company paid finders fees of $2,625 and issued a total of 10,500 finders’ warrants valued at $2,657 (discount rate – 0.70%, volatility – 175.86%, expected life – 2 years, dividend yield – 0%), exercisable into one share of common stock at a price of $0.40 for a period of two years from the date of issuance.

On May 5, 2017, the Company completed a non-brokered private placement, issuing an aggregate of 9,009,814 units at a price of $0.23 per unit for gross proceeds of $2,072,257.  Each unit consists of one share of common stock and one transferable share purchase warrant exercisable into one share of common stock at a price of $0.40 for a period of two years from the date of issuance. In connection with the private placement, the Company paid finders fees of $100,392 and issued a total of 436,488 finders’ warrants valued at $92,991 (discount rate – 0.67%, volatility – 170.28%, expected life – 2 years, dividend yield – 0%), exercisable into one share of common stock at a price of $0.40 for a period of two years from the date of issuance.

Stock Options

During the year ended July 31, 2017, the Company granted:

a)

a total of 2,729,142 stock options to the Company’s CEO, exercisable at a weighted average price of $0.23 per share for a period of five years;

b)

500,000 incentive stock options to an investor relations consultant, each option exercisable into one share of common stock at a price of $0.33 until February 7, 2020;

c)

500,000 stock options to a director of the Company, exercisable at a price of $0.27 per share until April 3, 2022; and

d)

900,000 stock options to two directors of the Company, exercisable at a price of $0.28 per share until April 20, 2020.

RISE GOLD CORP. (FORMERLY RISE RESOURCES INC.)

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEAR ENDED JULY 31, 2017

(Expressed in Canadian Dollars)

9.

CAPITAL STOCK AND ADDITIONAL PAID-IN-CAPITAL (cont’d…)

Stock Options (cont’d…)

The following incentive stock options were outstanding at July 31, 2017:

Number of Shares	Exercise Price	Expiry Date

1,100,000	$0.15	March 22, 2021
586,600	0.20	August 8, 2021
2,142,542	0.24	December 27, 2021
500,000	0.33	February 7, 2020
500,000	0.27	April 3, 2022
900,000	0.28	April 30, 2020
5,729,142	0.24

Stock option transactions are summarized as follows:

	Number of Options	Weighted Average Exercise Price

Balance, July 31, 2015	-	$ -
Options granted	2,700,000	0.15

Balance, July 31, 2016	2,700,000	$ 0.15
Options granted	4,629,142	0.26
Options exercised	(400,000)	(0.15)
Options expired/forfeited	(1,200,000)	(0.15)

Balance outstanding and exercisable, July 31, 2017	5,729,142	$ 0.24

Warrants

The following warrants were outstanding at July 31, 2017:

Number of Warrants	Exercise Price	Expiry Date

192,670	$0.10	January 29, 2018
1,500,000	0.227	July 13, 2018
22,148,800	0.40	December 23, 2018
2,286,100	0.40	January 24, 2019
465,500	0.40	February 6, 2019
9,446,302	0.40	May 5, 2019
36,039,372	$0.39

RISE GOLD CORP. (FORMERLY RISE RESOURCES INC.)

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEAR ENDED JULY 31, 2017

(Expressed in Canadian Dollars)

9.

CAPITAL STOCK AND ADDITIONAL PAID-IN-CAPITAL (cont’d…)

Warrants (cont’d…)

Warrant transactions are summarized as follows:

	Number of Options	Weighted Average Exercise Price

Balance, July 31, 2015	-	$ -
Warrants issued	1,984,000	0.20
Warrants exercised	(19,250)	(0.10)

Balance, July 31, 2016	1,964,750	$ 0.20
Warrants issued	34,346,702	0.40
Warrants exercised	(272,080)	(0.10)

Balance outstanding, July 31, 2017	36,039,372	$ 0.39

During the year ended July 31, 2017, the Company issued a total of 1,577,388 (2016 – 484,000) finders’ warrants with a weighted average fair value of $0.19 (2016 - $0.09) per warrant.

The following weighted average assumptions were used for the Black-Scholes option-pricing model valuation of finders’ warrants issued during the year:

	2017	2016

Risk-free interest rate	0.73%	0.43%
Expected life of warrants	2.0 years	2.0 years
Expected annualized volatility	176.89%	215.30%
Dividend	Nil	Nil
Forfeiture rate	0%	0%

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

During the year ended July 31, 2017, the Company granted 4,629,142 (2016 – 2,700,000) stock options with a weighted average fair value of $0.18 (2016 - $0.14). The Company recognized share-based payments expense of $1,010,064 (2016 - $369,006).

RISE GOLD CORP. (FORMERLY RISE RESOURCES INC.)

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEAR ENDED JULY 31, 2017

(Expressed in Canadian Dollars)

9.

CAPITAL STOCK AND ADDITIONAL PAID-IN-CAPITAL (cont’d…)

Share-Based Payments (cont’d…)

The following weighted average assumptions were used for the Black-Scholes option-pricing model valuation of stock options granted during the year:

	2017	2016

Risk-free interest rate	0.82%	0.64%
Expected life of options	3.07 years	5.00 years
Expected annualized volatility	128.23%	151.50%
Dividend	-	-
Forfeiture rate	-	-

10.

INCOME TAXES

As of July 31, 2017, the Company had no accrued interest and penalties related to uncertain tax positions.  The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 34% to pre-tax income from continuing operations for the years ended July 31, 2017 and 2016 is noted below.  As management cannot determine that is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been recorded.

A reconciliation of income taxes (recovery) at statutory rates with the reported taxes is as follows:

	2017	2016

Loss before income taxes	$ (4,190,955)	$ (633,466)

Expected income tax (recovery) at statutory tax rates	$ (1,669,000)	$ (215,000)
Change in statutory, foreign tax, foreign exchange rates and other	(181,000)	-
Permanent differences	496,000	186,000
Valuation allowance	1,354,000	29,000

Income tax recovery	$ -	$ -

Significant components of deferred tax assets (liabilities) that have not been included on the Company’s balance sheet are as follows:

	2017	2016

Deferred tax assets (liabilities):
Mineral properties	$ 58,000	$ (72,000)
Net operating loss carry-forwards	1,857,000	632,000

Unrecognized deferred tax assets	$ 1,915,000	$ 560,000

RISE GOLD CORP. (FORMERLY RISE RESOURCES INC.)

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEAR ENDED JULY 31, 2017

(Expressed in Canadian Dollars)

10.

INCOME TAXES (cont’d…)

The Company has approximately $4,660,000 in net operating losses which may be carried forward and applied against taxable income in future years.  Net operating loss carry-forwards, if not utilized, start to expire in 2033. The benefits of these losses and other tax assets have not been recognized in these financial statements.

Tax attributes are subject to review and potential adjustments by tax authorities.

11.

SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

During the year ended July 31, 2017, the Company:

a)

Issued 1,577,388 finders’ warrants valued at $241,942 (Note 9);

b)

Issued 920,000 units, each unit comprising one share of common stock and one share purchase warrant, valued at $184,000 pursuant to a debt conversion in relation to mineral property acquisition (Note 9); and

c)

Accrued $103,092 in share issuance costs through accounts payable and accrued liabilities.

During the year ended July 31, 2016, the Company:

a)

Issued 1,500,000 shares of common stock at $0.16 per share, valued at $240,000 for mineral properties (Note 4);

b)

Issued 484,000 finders’ warrants valued at $42,248 (Note 9);

c)

Issued 1,500,000 warrants valued at $223,031 for mineral properties (Note 4);

d)

Cancelled 13,000,186 shares of common stock valued at $13,000, pursuant to a share surrender and cancellation agreement (Note 8); and

e)

Accrued $2,664 in share issuance costs through accounts payable and accrued liabilities.

12.

SEGMENTED INFORMATION

The Company has two reportable segments, being the acquisition of exploration and evaluation assets located in British Columbia, Canada, and California, United States.

13.

SUBSEQUENT EVENTS

Subsequent to July 31, 2017, the Company:

a)

Issued 417,184 units valued at $0.23 per unit to a third party pursuant to a debt conversion by the third party in the amount of $95,952, representing finders fees payable on the private placement which closed May 5, 2017. Each unit consists of one share of common stock and one transferable share purchase warrant exercisable into one share of common stock at a price of $0.40 for a period of two years from the date of issuance.

RISE GOLD CORP. (FORMERLY RISE RESOURCES INC.)

 (An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEAR ENDED JULY 31, 2017

(Expressed in Canadian Dollars)

13.

SUBSEQUENT EVENTS (cont’d…)

b)

Negotiated a third extension of the closing date of the option agreement with Sierra (Note 4) to June 30, 2018 in return for cash payments as follows: US$300,000 by September 30, 2017 (paid), US$300,000 by December 30, 2017, US$300,000 by March 30, 2018, and a final payment of US$400,000 by June 30, 2018, which will be credited against the remaining purchase price of US$1,300,000.

c)

Completed a non-brokered private placement, issuing an aggregate of 7,077,140 units at a price of $0.15 per unit for gross proceeds of $1,061,571.  Each unit consists of one share of common stock and one non-transferable share purchase warrant exercisable into one share of common stock at a price of $0.25 for a period of two years from the date of issuance. In connection with the private placement, the Company paid finders fees of $540 and issued a total of 3,600, exercisable into one share of common stock at a price of $0.15 for a period of two years from the date of issuance.

`

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

As of the end of the period covered by this Report, management of the Company carried out an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on this evaluation, management concluded that the Company’s disclosure controls and procedures were not effective as of July 31, 2017 because of a material weakness in internal control over financial reporting that existed as of that date, as more fully described below.

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

The Company carried out an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its internal control over financial reporting as of July 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated 2013 Framework. Management concluded that the Company’s internal control over financial reporting was not effective as of July 31, 2017 because a material weakness in internal control over financial reporting existed as of that date as a result of a lack of segregation of incompatible duties due to insufficient personnel. A material weakness is a deficiency or a combination of control deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis.

`

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the period ended July 31, 2017 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting

Item 9B.

Other Information.

None.

PART III

Item 10.

Directors, Executive Officers and Corporate Governance.

The names, ages and positions of the Company’s executive officers and directors are as follows:

Name	Age	Position
Benjamin Mossman	40	Chief Executive Officer, President, Director
Cale Thomas	48	Chief Financial Officer, Treasurer, Secretary, Director
John Anderson	53	Director
Alan R. Edwards	59	Chairman, Director
Dr. Thomas Vehrs	70	Director

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

Benjamin Mossman, Chief Executive Officer, President, Director

Benjamin Mossman, PEng, age 40, was appointed as the Chief Executive Officer and a director of the Company on August 1, 2016 and as President on April 20, 2017.

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

Cale Thomas, Chief Financial Officer, Treasurer, Secretary, Director

Cale Thomas, age 48, was appointed as the Chief Financial Officer, Treasurer and a director of the Company on April 2, 2015 and as Secretary on April 20, 2017. He is a Vancouver businessman and financial consultant who helps companies both public and private to develop their operations and provides access to private capital and public markets where appropriate.

`

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

John Anderson, Director

John Anderson, age 53, was appointed as a director of the Company on August 31, 2016.  He was the co-founder of Aquastone Capital Advisors LP, a U.S.-based gold investment fund. With over 20 years of experience in the capital markets, Mr. Anderson’s specialty is identifying undervalued opportunities in the resource industry and investing capital into these situations. He has been involved in a number of small-cap companies, providing financing, investor relations and corporate development services. Throughout his career, Mr. Anderson has raised in excess of US$500-million in equity for a number of public and private companies in the United States, Canada and Europe.

Mr. Anderson holds a Bachelor of Arts degree from the University of Western Ontario.

Alan R. Edwards, Chairman, Director

Mr. Edwards, age 59, is an experienced executive and engineer with over 35 years of experience in the mining industry. Mr. Edwards was the general manager for three major mining operations in the United States and the senior vice-president of operations for Freeport Indonesia, where he was responsible for the leadership of a work force of over 6,000 employees. Mr. Edwards served as the vice-president, operations, for Kinross Gold Corp. and as the chief operating officer for Apex Silver Mines, where he directed the successful construction of the $675-million San Cristobal mine in the difficult political climate of Bolivia. Mr. Edwards has served on numerous boards of public companies including as chairman of AuRico Gold Corp. during a period of extensive growth which culminated into a successful $1.5-billion (U.S.) merger with Alamos Gold.

Mr. Edwards holds an MBA and a mining engineering degree from the University of Arizona.

Dr. Thomas Vehrs, Director

Dr. Vehrs, age 70, is a highly regarded and experienced exploration geologist with over 40 years of experience in the Americas. During his career, Dr. Vehrs has conducted and managed numerous exploration programs resulting in the discovery and delineation of major copper, gold and silver deposits, including the Los Pelambres porphyry copper deposit in Chile, the Northumberland sediment-hosted gold deposit in central Nevada, the Rio Blanco porphyry copper deposit in northern Peru and orogenic gold deposits in central Guatemala. For the past 10 years, Dr. Vehrs held the position of vice-president of exploration for Fortuna Silver Mines and was responsible for the development and execution of exploration programs at the Caylloma mine in Peru and the San Jose mine in southern Mexico. During this period, Fortuna Silver Mines was successful in expanding the resources, reserves and production rate at the San Jose mine resulting in a market capitalization in excess of $1-billion.

Dr. Vehrs holds a PhD in geology from Syracuse University and served as an officer in the U.S. Army Corps of Engineers.

`

None of the Company’s directors has been a director of any other company with a class of securities registered pursuant to section 12 of the Exchange Act or subject to the requirements of section 15(d) of the Exchange Act, or any company registered as an investment company under the Investment Company Act of 1940, during the past five years.

Significant Employees

Other than its executive officers, the Company does not expect any other individuals to make a significant contribution to its business.

Family Relationships

There are no family relationships among the Company’s directors, executive officers or persons nominated or chosen to become directors or executive officers.

Legal Proceedings

Except as disclosed below, during the past ten years none of the persons serving as our executive officers and/or directors have been the subject of any of the following legal proceedings that are required to be disclosed pursuant to Item 401(f) of Regulation S-K, including: (a) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (b) any criminal convictions (excluding traffic violations and other minor offenses); (c) any order, judgment, or decree permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; (d) any finding by a court, the SEC or the CFTC to have violated a federal or state securities or commodities law, any law or regulation respecting financial institutions or insurance companies, or any law or regulation prohibiting mail or wire fraud; or (e) any sanction or order of any self-regulatory organization or registered entity or equivalent exchange, association, entity or other organization that has disciplinary authority over its members or persons associated with a member.  Further, no such legal proceedings are believed to be contemplated by governmental authorities against any director or executive officer.

Benjamin W. Mossman was a director and officer of Banks Island Gold Ltd. (“Banks”) during the time it assigned itself into bankruptcy on January 7, 2016. Banks appointed D. Manning & Associates as trustee in the bankruptcy proceedings.  Subsequent to the bankruptcy, a Receiver, FTI Consulting, was appointed as receiver by a major secured creditor. To the best of Mr. Mossman’s knowledge, the secured creditor has not taken possession of the property as of this date. To date, Banks remains undischarged.

Benjamin W. Mossman along with 2 other former employees of Banks and Banks itself are subject to summary conviction proceedings commenced in August 2016 for alleged violations of the provincial Environmental Management Act, the Provincial Water Act, and the federal Fisheries Act. Banks was a company listed on the TSX Venture Exchange at the time of the alleged infractions and traded under the symbol “BOZ”.  The charges are related to the active mining operations conducted by Banks at and on Banks Island, BC during the period from 2014 to 2016.  Benjamin W. Mossman intends to enter a not-guilty plea to all counts and intends to defend himself vigorously against all charges.

`

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Exchange Act requires a company’s directors and officers, and persons who own more than 10% of any class of a company’s equity securities which are registered under Section 12 of the Exchange Act, to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5, respectively.  Such officers, directors and 10% stockholders are also required to furnish the company with copies of all Section 16(a) reports they file.  Based solely on the Company’s review of the copies of such forms received by it, or written representations from the reporting persons as of the date of this Report, it believes that all Section 16(a) filing requirement applicable to its directors, officers and 10% stockholders with respect to the fiscal year ended July 31, 2017 have been fulfilled with the following exceptions:

During the fiscal year ended July 31, 2017, Mr. Mossman filed late a Form 3 and one Form 4 reporting one transaction; Mr. Thomas filed late a Form 3 and two Form 4s reporting six transactions; Mr. Edwards filed late a Form 3; Mr. Anderson inadvertently failed to file a Form 3 and a Form 5; Mr. Tejada filed three late Form 4s reporting eight transactions; and Mr. Scharfe filed late a Form 3 and four Form 4s reporting twenty-one transactions.

Audit Committee Financial Expert

John Anderson is an “audit committee financial expert” within the meaning of Item 401(h)(1) of Regulation S-K under the Securities Act. In general, an “audit committee financial expert” is an individual member of the audit committee who (a) understands generally accepted accounting principles and financial statements, (b) is able to assess the general application of such principles in connection with the accounting for estimates, reserves and accruals, (c) has experience preparing, auditing, analyzing or evaluating financial statements comparable to the breadth and complexity of issues that can reasonably be expected to be raised by a company’s financial statements, (d) understands internal controls over financial reporting, and (e) understands audit committee functions.

Compensation Committee

At present, the Board of Directors as a whole determines the compensation of the Company’s Chief Executive Officer and Chief Financial Officer and does so with reference to industry standards and the financial situation of the Company. The Board of Directors has the sole responsibility for determining the compensation of the directors of the Company. As of the date of this Report, directors are compensated for their services with a combination of cash and options to purchase shares of the company’s common stock, which were granted in April 2017 pursuant to the Company’s incentive stock option plan.

Given the Company’s size, limited operating history and lack of revenues, the Board of Directors does not plan to form a compensation committee to monitor and review the salary and benefits of the executive officers of the Company at the present time. The Board of Directors will carry out these functions until such time as it deems the formation of a compensation committee is warranted.

Nomination of Directors

The Corporation does not have a formal process or committee for proposing new nominees for election to the Board or for stockholders to make such nominations. Management is in contact with individuals involved in the mineral exploration sector, and in the event that the Corporation requires any new directors, such individuals will be brought to the attention of the Board. The Corporation will conduct reference and background checks on suitable candidates. New nominees generally must have a track record in business management, areas of strategic interest to the Corporation, the ability to devote the time required to carry out the obligations and responsibilities of a director and a willingness to serve in

`

that capacity.

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

The Board of Directors is also required to comply with the conflict of interest provisions of relevant corporate and securities regulations in order to ensure that directors exercise independent judgment in considering transactions and agreements in respect of which a director or officer has a material interest.

Item 11.

Executive Compensation.

Summary Compensation Table

The following table sets forth information with respect to the compensation awarded or paid to Benjamin Mossman, the Company’s current Chief Executive Officer and President, Fred Tejada, the Company’s former Chief Executive Officer President, Secretary and director (the “Named Executive Officers”), and Cale Thomas, the Company’s Chief Financial Officer, Treasurer, Secretary and director, for all services rendered in all capacities to the Company during the past two fiscal years.  As of July 31, 2017, the Company did not have any other executive officers and no other individual received total compensation from the Company in excess of US$100,000 during those years.  Pursuant to Item 402(a)(5) of Regulation S-K, the Company has omitted certain columns from the table since there was no compensation awarded to, earned by or paid to these individuals required to be reported in such columns in either year.

Name and Principal Position	Year Ended July 31	Salary ($)	Share-based Awards ($)	Option Awards ($) (1)	Total ($)
Benjamin Mossman, Chief Executive Officer (2)	2017	135,000	60,000 (2)	570,255 (6)	765,255
	2016	5,000	-	-	5,000
Fred Tejada, Former Chief Executive Officer (3)	2017	32,119 (4)	-	-	32,119
	2016	30,000 (4)	-	123,002 (6)	153,002
Cale Thomas, Chief Financial Officer	2017	63,904 (5)	-	-	63,904
	2016	22,946 (5)	-	95,668 (6)	118,614

(1)

See Note 9 of the notes to the Company’s audited financial statements included in this Report for a description of the assumptions made in the valuation of option awards.

(2)

Benjamin Mossman was appointed as the Chief Executive Officer of the Company on August 1, 2016. In connection with the appointment, he was granted 400,000 shares of common stock of the Company at $0.15 per share.

(3)

Fred Tejada resigned as the Chief Executive Officer of the Company on August 1, 2016.

(4)

Represents consulting fees paid to the applicable individuals.

`

(5)

Represents, $52,429 in 2017 and $18,000 in 2016 in consulting fees paid to Mr. Thomas and $11,475 in 2017 and $4,946 in 2016 representing Mr. Thomas’ share of fees paid to a company which is 50% owned by Mr. Thomas.

(6)

Represents share-based payments related to options vesting during the years presented.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information relating to the options held by the Company’s Named Executive Officers as of July 31, 2017:

Outstanding Equity Awards at Fiscal Year-End
Name	Number of Securities Underlying Unexercised Options Exercisable	Option Exercise Price ($)	Option Expiration Date		Market Value of Shares That Have Not Vested ($)
Benjamin Mossman	586,600 2,142,542	0.20 0.24	August 8, 2021 December 27, 2021	Nil	Nil
Fred Tejada (1)	400,000	0.15	March 22, 2021	Nil	Nil
Cale Thomas	700,000	0.15	March 22, 2021	Nil	Nil

(1)

Fred Tejada resigned as the Chief Executive Officer of the Company on August 1, 2016.

Management Agreements

On July 7, 2016, the Company entered into an executive employment agreement with Benjamin Mossman, the Company’s Chief Executive Officer, pursuant to which the Company engaged Mr. Mossman’s services on an ongoing basis beginning on August 1, 2016.  Pursuant to the agreement, the Company issued 400,000 shares of common stock to Mr. Mossman as a signing bonus on August 1, 2016, granted options to purchase 586,600 shares of common stock to Mr. Mossman at a price of $0.20 per share for a period of five years on the same date, and is required to pay Mr. Mossman an annual salary of $120,000. On April 19, 2017, the Company entered into a new executive employment agreement with Mr. Mossman (the “Executive Employment Agreement”) to replace the prior agreement. The Executive Employment Agreement commenced on May 1, 2017 and provides for an annual salary of $180,000 per year.  The Executive Employment Agreement provides that Mr. Mossman will, subject to the terms of the stock option plan and exchange policies, be granted options from time to time to maintain his right to purchase 5% of the Company’s issued and outstanding Common Stock.  To date, Mr. Mossman has been granted options to acquire 2,729,142 shares of Common Stock pursuant to the terms of the Executive Employment Agreement.

The Executive Employment Agreement includes compensation provisions for Mr. Mossman if there is a change of control, he is terminated without just cause, he resigns under circumstances contemplated in the Employment Agreement or he dies while in our employment. If Mr. Mossman is terminated within

`

one (1) year of the date of a change of control, or otherwise terminated without just cause, or if Mr. Mossman terminates his employment with the Company upon the occurrence of certain events, including a material adverse and fundamental change in his overall authority and responsibilities, Mr. Mossman will be entitled to a lump sum amount equal to three (3) years of Mr. Mossman’s then applicable annual salary.  In addition, Mr. Mossman will be entitled to maintain in effect, until the earliest of the expiration of three years and the death of Mr. Mossman, participation in certain of the Company’s benefit plans and stock option plans. If Mr. Mossman dies while employed with the Company, Mr. Mossman’s estate, subject to compliance with stock exchange requirements, the Company’s stock option plan, and the terms of the Executive Employment Agreement, will be entitled to continue Mr. Mossman’s participation in the Company’s stock option plan.

The Company entered into an executive employment agreement (the “Employment Agreement”) with Cale Thomas as of October 1, 2016.  Mr. Thomas is the Company’s Chief Financial Officer and a strategic advisor. The Employment Agreement is for a term commencing on October 1, 2016 until March 22, 2021. As compensation the Company has granted 700,000 stock options to Mr. Thomas exercisable at $0.15 per share of Common Stock until March 22, 2021.  The Employment Agreement provides that the Company will pay Mr. Thomas a monthly fee to be determined by the Board of Directors, currently set at $4,000 per month. Mr. Thomas may resign and terminate the Employment Agreement by giving at least two weeks prior notice, which the Company may waive, in whole or in part in its sole discretion, in which case the Company will pay to Mr. Thomas his base salary for the notice period remaining.

Upon Fred Tejada’s resignation as the Company’s President, Secretary and a director, the Company entered into a consulting services agreement (the “Consulting Agreement”) with him pursuant to which Mr. Tejada continues to perform geological consulting services for the Company.  The Consulting Agreement is for a term that commenced on April 20, 2017 and ends on December 31, 2020, unless earlier terminated in accordance with its terms.  Under the Consulting Agreement, Mr. Tejada will invoice the Company for any work he performed at the Company’s request.  In addition, by virtue of his retention as a consultant to the Company under the Consulting Agreement, Mr. Tejada was permitted pursuant to the Consulting Agreement to retain 400,000 stock options previously granted to him under the Stock Option Plan when he was serving as a director and officer.

The Company expects that its executive officers will allocate approximately 40% of their working time to the Company’s business.

Benefit Plans

The Company does not have any pensions plan, profit sharing plan or similar plan for the benefit of its officers, directors or employees.  However, it may establish such plans in the future.

Director Compensation

Management directors are not compensated for their service as directors; however they may receive compensation for their services as employees or consultants.

`

The following table sets out compensation of our directors who were not Named Executive Officers during the year ended July 31, 2017:

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)	Total ($)
John D. Anderson	Nil	125,861 (5)	125,861
Thomas I Vehrs (2)	6,915 (3)	84,115 (5)	91,030
Alan R. Edwards (2)	10,373 (3)	105,142 (5)	115,515
Bradley Scharfe (4) Former Director	160,809 (6)	-	160,809

(1)	See Note 9 of the notes to our audited financial statements included in this Report for a description of the assumptions made in the valuation of option awards.
(2)	Dr. Vehrs and Mr. Edwards were appointed directors on April 20, 2017.
(3)	Represents directors’ fees. Dr. Vehrs and Mr. Edwards are paid directors’ fees of US$20,000 and US$30,000 per year, respectively, both payable in quarterly installments.
(4)	Bradley Scharfe resigned as a director on April 20, 2017.
(5)	Represents share-based payments related to options vesting during the year ended July 31, 2017.
(6)

Consulting fees of $149,333 paid to Scharfe Holdings Inc., a company wholly owned by Mr. Scharfe, and $11,476 representing Mr. Scharfe’ share of consulting fees made to Scharfe Investment Group of Companies Inc., a company in which Mr. Scharfe holds a 50% interest.

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the Company’s common stock beneficially owned as of October 27, 2017 for (i) each stockholder known to be the beneficial owner of 5% or more of the Company’s outstanding shares of common stock, (ii) each of the Company’s officers and directors and (iii) the Company’s officers and directors as a group.  A person is considered to beneficially own any shares over which such person, directly or indirectly, exercises sole or shared voting or investment power, or over which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options or warrants or otherwise.  Unless otherwise indicated, voting and investment power relating to the shares shown in the table for the Company’s officers and directors is exercised solely by the beneficial owner thereof.

For the purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of the Company’s common stock that such person has the right to acquire within 60 days.  For the purposes of computing the percentage of outstanding shares of the Company’s common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of October 27, 2017 is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.  The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

`

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)
Common Stock	Benjamin Mossman (2)	3,129,142 (3)	4.1
Common Stock	Cale Thomas (4)	1,664,597 (5)	2.2
Common Stock	John Anderson (6)	500,000 (7)	(15)
Common Stock	Alan Edwards (8)	500,000 (9)	(15)
Common Stock	Dr. Thomas Vehrs (8)	400,000 (10)	(15)
All Officers and Directors as a Group		6,193,739	7.8
Common Stock	Fred Tejada (11)	1,103,505 (12)	1.5
Common Stock	Bradley Scharfe (13)	6,289,836 (14)	8.4

(1)

Based on 74,201,979 shares of common stock issued and outstanding as of the date of this Report.

(2)

Benjamin Mossman was appointed as the Chief Executive Officer and a director of the Company on August 1, 2016.

(3)

Includes 400,000 shares of common stock and 2,729,142 options, of which 586,600 options are exercisable into one share of common stock at a price of $0.20 per share until August 8, 2021, and 2,142,542 options are exercisable into one share of common stock at a price of $0.24 until December 27, 2021.

(4)

Cale Thomas was appointed as the Chief Financial Officer, Treasurer and a director of the Company on April 2, 2015 and as Secretary of the Company on April 20, 2017.

(5)

Includes 895,031 shares of common stock; 700,000 options, each of which are exercisable into one share of common stock at a price of $0.15 per share until March 22, 2021; warrants to purchase 52,174 shares of common stock; 8,696 shares of common stock and warrants to purchase 8,696 shares of common stock representing Mr. Thomas’ share of holdings through a company of which he controls 50%.

(6)

John Anderson was appointed as a director of the Company on August 31, 2016.

`

(7)

Represents 500,000 options, each of which are exercisable at $0.27 per share until April 3, 2022.

(8)

Alan Edwards and Dr. Thomas Vehrs were appointed as directors of the Company on April 20, 2017.

(9)

Represents 500,000 options, each of which are exercisable at $0.28 per share until April 20, 2020.

(10)

Represents 400,000 options, each of which are exercisable at $0.28 per share until April 20, 2020.

(11)

Fred Tejada was appointed as the President and Secretary of the Company on November 22, 2013, and a director of the Company on June 8, 2012.  He also acted as the Chief Executive Officer of the Company from November 19, 2013 until April 23, 2014 and April 2, 2015 to August 1, 2016, the Chief Financial Officer of the Company from March 4, 2014 until April 2, 2015, and the Treasurer of the Company from November 19, 2013 until April 2, 2015.  He resigned April 20, 2017 as President, Secretary and director of the Company.

(12)

Includes 573,505 shares of common stock; 400,000 options, each of which are exercisable into one share of common stock at a price of $0.15 per share until March 22, 2021; and warrants to purchase 130,000 shares of common stock at a price of $0.40 per share until January 24, 2019.

(13)

Bradley Scharfe acted as a director of the Company from April 2, 2015 to April 20, 2017.

(14)

Includes 5,398,009 shares of common stock and warrants to purchase 874,435 shares of common stock held by a company over which Mr. Scharfe has sole voting and investment power, and 8,696 shares of common stock and warrants to purchase 8,696 shares of common stock representing Mr. Scharfe’s share of holdings through a company of which he controls 50%.

(15)

Less than 1%.

Changes in Control

The Company is not aware of any arrangements, including any pledge by any person of its securities, the operation of which may at a subsequent date result in a change in the Company’s control.

Securities Authorized for Issuance Under Equity Compensation Plans

On March 23, 2016, the Board of Directors approved the adoption of an incentive stock option plan that provides for the granting of options representing up to 10% of the Company’s common stock to its directors, officers, employees and consultants.  As of the date of this Report, options granted by the Company to purchase 5,729,142 shares at prices of between $0.15 and $0.33 per share are outstanding to seven persons under the plan.

The Company does not have any other compensation plans under which its equity securities are authorized for issuance.

`

Equity Compensation Plan Information

As of July 31, 2017

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by shareholders	5,729,142	$0.24	941,623
Equity compensation plans not approved by shareholders	Nil	Nil	Nil
Total	5,729,142	$0.24	941,623

Item 13.

Certain Relationships and Related Transactions, and Director Independence.

Promoters

The following persons have been or are considered to be promoters of our company:  Benjamin W. Mossman, Cale Thomas, Bradley Scharfe and Fred Tejada.  The amounts of anything of value (including money, property, contracts, options or rights of any kind) received or to be received by each promoter from our company, directly or indirectly, and the nature and amount of any services, assets or other consideration received or to be received by our company for the value given by each promoter are set out below.

Benjamin Mossman

Mr. Mossman began working with us on July 15, 2016 and was appointed as a director and our Chief Executive Officer on August 1, 2016.  He has been instrumental in sourcing the I-M Mine Property and in the negotiations for its purchase along with negotiations to purchase further contiguous land for the I-M Mine Project.  Mr. Mossman secured the historical records of the I-M Mine along with other publically available information to compile the current Technical Report.

Pursuant to his management contract, Mr. Mossman has received a total of $140,000 in cash, 400,000 shares of Common Stock and options for the purchase of a total of 2,729,142 shares of Common Stock pursuant to our stock option plan comprised of 586,600 options exercisable at $0.20 per share until August 8, 2021 and 2,142,542 options exercisable at $0.24 per share until December 27, 2021.  See “Employment Agreements” under Item 11, “Executive Compensation”.

Cale Thomas

Mr. Thomas was appointed as our Chief Financial Officer, Treasurer and a director on April 2, 2015, and as our Corporate Secretary on April 20, 2017.  He helped us bring our company from “shell” status to an operating entity in good standing, and trading on the US OTC Markets, and the Canadian Securities Exchange.  He has led our management team in negotiating the payment of debts and the acquisition of mineral exploration projects suitable for investment and exploration.

`

Mr. Thomas has received a total of $86,850 in cash, which includes $16,422 as Mr. Thomas’ share of fees paid to a company of which Mr. Thomas holds 50% ownership.  He has also received options for the purchase up to 700,000 shares of our Common Stock pursuant to our stock option plan at a price of $0.15 per share until March 22, 2021.  In addition, we issued Mr. Thomas 2,000,000 shares at a price of $0.02 per share pursuant to the conversion of $40,000 in debt.  On October 28, 2015, Mr. Thomas agreed to cancel 857,143 of those shares in order to increase the effective conversion price to $0.035 per share.  See “Employment Agreements” under Item 11, “Executive Compensation”.

Bradley Scharfe

Mr. Scharfe became a member of our board of directors on April 2, 2015 and ceased to be a director on April 20, 2017.  He helped bring our company from shell status to an operating entity in good standing, and trading on the US OTC Markets, and the Canadian Securities Exchange through negotiating the payment of debts and the acquisition of mineral exploration projects suitable for investment and exploration.  Mr. Scharfe was also instrumental in attracting capital to finance our operations and allow us to make property acquisitions.

Mr. Scharfe has received a total of $165,755, which includes $16,422 as Mr. Scharfe’s share of consulting fees paid to a company of which Mr. Scharfe holds 50% ownership, and $149,333 paid to Scharfe Holdings Inc., a company controlled by Mr. Scharfe.  In addition, we issued Scharfe Holdings Inc. 13,548,241 shares at a price of $0.02 per share in exchange for the conversion of $270,964.83 in debt.  On October 28, 2015, Scharfe Holdings Inc. agreed to cancel 5,806,389 of those shares in order to increase the effective conversion price to $0.035 per share.

Fred Tejada

Mr. Tejada became a member of our board of directors on June 1, 2012, our President and our Corporate Secretary on November 19, 2013 and our Chief Executive Officer on April 2, 2015.  He resigned as our Chief Executive Officer on August 1, 2016 and as our President, Secretary and as one of our directors on April 20, 2017.

Mr. Tejada has helped our company through its development by negotiating the purchase of various mineral exploration rights including the purchase of our British Columbia properties that were initially the focus of our exploration activities.  Mr. Tejada has also provided geological consulting and assistance with due diligence, on any mining opportunities that we review.

Mr. Tejada has received $72,119 in cash and, pursuant to our stock option plan, options for the purchase of 900,000 shares of our Common Stock at a price of $0.15 per share until March 22, 2021.  Mr. Tejada agreed to surrender 500,000 of these options when he resigned his executive positions, so he currently retains 400,000 options.  In addition, we issued Mr. Tejada 451,759 shares at a price of $0.02 per share pursuant to the conversion of $9,035.17 in debt; and on April 9, 2015, we issued in addition 250,000 shares to him at a price of $0.02 per share pursuant to the conversion of $5,000 in debt.  On October 28, 2015, Mr. Tejada agreed to cancel an aggregate of 300,754 of those shares in order to increase the effective conversion price to $0.035 per share.

When Fred Tejada resigned as our President, Secretary and a director, we entered into a consulting services agreement with him pursuant to which Mr. Tejada continues to perform geological consulting services for our company.  See “Employment Agreements” under Item 11, “Executive Compensation”.

Director Independence

Because the Company’s common stock is not currently listed on a national securities exchange, it currently uses the definition in NASDAQ Listing Rule 5605(a)(2) for determining director independence, which provides that an “independent director” is a person other than an executive officer or employee of

`

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

The Company has determined that John Anderson, Alan Edwards, and Dr. Thomas Vehrs meet this definition of independence.

Item 14.

Principal Accounting Fees and Services.

The following table shows the fees billed by the Company’s auditor, Davidson & Company LLP Chartered Accountants, for the fiscal years ended July 31, 2017 and 2016, and a summary of the services provided under each category follows the table:

	July 31, 2017 ($)	July 31, 2016 ($)
Audit Fees	18,360	12,600
Audit-Related Fees	14,790	24,120
Tax Fees	17,200	-
All Other Fees	-	-

Audit Fees consist of fees billed for professional services rendered for the audit of the consolidated financial statements and review of the quarterly interim consolidated financial statements.

Audit-Related fees consist of the review of SEC comment letters and management responses.

Tax Fees consist of tax compliance fees and other tax planning advisory services.

All Other Fees:  There were no fees billed by Davidson & Company for professional services rendered for other compliance purposes for the years ended July 31, 2017 and 2016.

`

The Company’s Board of Directors has established pre-approval policies and procedures, pursuant to which the Board approved the foregoing audit and audit-related services provided by Davidson & Company in 2017 and 2016 consistent with the Board’s responsibility for engaging the Company’s independent auditors. The Board also considered whether the non-audit services rendered by our independent registered public accounting firm are compatible with an auditor maintaining independence. The Board has determined that the rendering of such services is compatible with Davidson & Company maintaining its independence.

PART IV

Item 15.

Exhibits, Financial Statement Schedules.

(a)

The following financial statements are being filed as part of this Report:

Consolidated Financial Statements of Rise Gold Corp.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of July 31, 2017 and 2016

Consolidated Statement of Operations and Comprehensive Loss for the years ended July 31, 2017 and 2016

Consolidated Statement of Cash Flows for the years ended July 31, 2017 and 2016

Consolidated Statement of Stockholders’ Equity (Deficit) for the years ended July 31, 2017 and 2016

Notes to the Consolidated Financial Statements

(b)

The following exhibits are being filed as part of this Report:

Number

Exhibit Description

3.1

Articles of Incorporation, as amended to date (1)

3.2

Bylaws (2)

10.1

Incentive Stock Option Plan dated March 23, 2016 (1)

10.2

Employment Agreement with Benjamin Mossman dated July 7, 2016 (1)

10.3

Employment Agreement with Benjamin Mossman dated as of April 19, 2017 (replacing Employment Agreement filed as Exhibit 10.2) (1)

10.4

Employment Agreement with Cale Thomas dated October 1, 2016 (1)

10.5

Geological Consulting Services Agreement with Fred Tejada effective as of April 20, 2017 (1)

10.6

Option Agreement with The Earl C & Erica Erickson Trust, Tangold, LLC, and The Estate of Mary Bouma dated August 30, 2016 (“Idaho-Maryland Option Agreement”) (3)

10.7

Extension of the Idaho-Maryland Option Agreement dated November 11, 2016 (3)

10.8

Extension of the Idaho-Maryland Option Agreement dated December 28, 2016 (3)

10.9

Option Agreement with Sierra Pacific Industries, Inc. dated January 6, 2017 (3)

`

10.10

Extension of the Sierra Pacific Industries, Inc. Option Agreement dated March 15, 2017(4)

10.11

Extension of the Sierra Pacific Industries, Inc. Option Agreement dated June 7, 2017 (1)

10.12

Extension of the Sierra Pacific Industries, Inc. Option Agreement dated September 1, 2017 (5)

10.13

Settlement and Release Agreement with Klondike Gold Corp. dated July 17, 2017

14.1

Code of Ethics (6)

14.1

Subsidiaries of the registrant (1)

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

101.LAB

XBRL Taxonomy Extension Label Linkbase Document

101.PRE

XBRL Taxonomy Extension Presentation Linkbase Document

_____________________

(1)

Included as an exhibit to the Company’s registration statement on Form S-1 filed on September 5, 2017 and incorporated herein by reference.

(2)

Included as an exhibit to the Company’s registration statement on Form S-1 filed on February 19, 2008 and incorporated herein by reference.

(3)

Included as an exhibit to the Company’s Form 10-Q report for the quarter ended January 31, 2017 filed on March 17, 2017 and incorporated herein by reference.

(4)

Included as an exhibit to the Company’s Form 10-Q report for the quarter ended April 30, 2017 filed on June 14, 2017 and incorporated herein by reference.

(5)

Included as an exhibit to the Company’s current report on Form 8-K filed on September 21, 2017 and incorporated here by reference.

`

(6)

Included as an exhibit to Amendment No. 1 to our annual report on Form 10-K filed on October 30, 2008 and incorporated here by reference.

`

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  October 27, 2017

RISE RESOURCES INC.

/s/ Benjamin Mossman

Benjamin Mossman

Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Benjamin Mossman

Benjamin Mossman

Chief Executive Officer and Director

October 27, 2017

/s/ Cale Thomas

Cale Thomas

Chief Financial Officer, Treasurer and Director

October 27, 2017

/s/ John Anderson

John Anderson

Director

October 27, 2017

/s/ Alan Edwards

Alan R. Edwards

Director

October 27, 2017

/s/ Thomas Vehrs

Dr. Thomas Vehrs

Director

October 27, 2017