Form 10-Q
period 2017-10-31
Rise Gold Corp.
filed 2017-12-15
CIK 1424864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2017

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

As of December 15, 2017, the registrant had 74,201,979 shares of common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

The condensed consolidated interim financial statements of Rise Gold Corp. (“we”, “us”, “our”, the “Company”, or the “registrant”), a Nevada corporation, included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission.  Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, the condensed consolidated interim financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company in the Company's Form 10-K for the fiscal year ended July 31, 2017.

RISE GOLD CORP.

(AN EXPLORATION STAGE COMPANY)

CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

PERIOD ENDED OCTOBER 31, 2017

RISE GOLD CORP.

(An Exploration Stage Company)

CONDENSED CONSOLIDATED INTERIM STATEMENT OF FINANCIAL POSITION

(Expressed in Canadian Dollars)

AS AT

	October 31, 2017 (unaudited)	July 31, 2017

ASSETS

Current
Cash	$ 412,302	$ 337,099
Receivables	10,298	18,083
Prepaid expenses	178,486	165,118

	601,086	520,300

Mineral property interests (Note 3)	4,161,932	3,789,854

	$ 4,763,018	$ 4,310,154

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current
Accounts payable and accrued liabilities (Note 6)	$ 203,443	$ 296,792
Loan from related parties (Note 6)	39,324	38,079

	242,767	334,871

Stockholders’ equity
Capital stock, $0.001 par value, 400,000,000 shares authorized;
74,201,979 (July 31, 2017 – 66,707,655) shares issued and outstanding (Note 7)	74,202	66,708
Additional paid-in-capital (Note 7)	11,234,942	10,103,162
Cumulative translation adjustment	(166,663)	(166,663)
Deficit	(6,622,230)	(6,027,924)

	4,520,251	3,975,283

	$ 4,763,018	$ 4,310,154

Nature and continuance of operations (Note 1)

Contingency (Note 4)

Subsequent event (Note 11)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

RISE GOLD CORP.

(An Exploration Stage Company)

CONDENSED CONSOLIDATED INTERIM STATEMENT OF LOSS AND COMPREHENSIVE LOSS

(Expressed in Canadian Dollars)

(Unaudited)

FOR THE THREE MONTH PERIODS ENDED OCTOBER 31

	2017	2016

EXPENSES
Consulting (Note 6)	$ 18,000	$ 97,142
Directors fees	16,098	-
Filing and regulatory	14,612	10,131
Foreign exchange	(20,801)	1,955
Gain on settlement of payables	(1,608)	-
General and administrative	55,302	2,358
Geological, mineral and prospect costs (Note 3)	173,994	-
Professional fees	148,463	29,794
Promotion and shareholder communication	145,246	17,445
Salaries (Note 6)	45,000	32,231
Share-based payments (Note 7)	-	106,096

Net loss and comprehensive loss	$ (594,306)	$ (297,152)

Basic and diluted loss per common share	$ (0.01)	$ (0.01)

Basic and diluted weighted average number of common shares outstanding	67,481,151	33,261,913

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

RISE GOLD CORP.

(An Exploration Stage Company)

CONDENSED CONSOLIDATED INTERIM STATEMENT OF CASH FLOWS

(Expressed in Canadian Dollars)

(Unaudited)

FOR THE THREE MONTH PERIODS ENDED OCTOBER 31

	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Loss for the period	$ (594,306)	$ (297,152)
Items not involving cash
Gain on settlement of payables	(1,608)	-
Shares issued for compensation	-	60,000
Share-based payments	-	106,096
Unrealized foreign exchange	1,596	1,215
Non-cash working capital item changes:
Receivables	7,785	(3,374)
Prepaid expenses	(13,368)	(16,978)
Accounts payable, accrued liabilities and due to related parties	9,817	(12,551)

Net cash used in operating activities	(590,084)	(162,744)

CASH FLOWS FROM INVESTING ACTIVITIES
Mineral property	(372,078)	(32,758)

Net cash used in investing activities	(372,078)	(32,758)

CASH FLOWS FROM FINANCING ACTIVITIES
Private placement	1,061,571	-
Share issuance costs	(24,206)	-
Subscriptions received in advance	-	66,800

Net cash provided by financing activities	1,037,365	66,800

Change in cash for the period	75,203	(128,702)

Cash, beginning of period	337,099	139,021

Cash, end of period	$ 412,302	$10,319

Interest	$ -	$ -
Income taxes	-	-

Supplemental cash flow information (Note 8)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

RISE GOLD CORP.

(An Exploration Stage Company)

CONDENSED CONSOLIDATED INTERIM STATEMENT OF STOCKHOLDERS’ EQUITY

(Expressed in Canadian Dollars)

(Unaudited)

	Capital Stock
	Number	Amount	Additional Paid-in Capital	Subscriptions Received in Advance	Cumulative Translation Adjustment	Equity (Deficit)	Total

Balance as at July 31, 2016	32,866,261	$ 32,867	$ 2,475,194	$ -	(166,663)	$ (1,836,969)	$ 504,429
Shares issued for compensation	400,000	400	59,600	-	-	-	60,000
Subscriptions received in advance	-	-	-	66,800	-	-	66,800
Share-based payments	-	-	106,096	-	-	-	106,096
Loss for the period	-	-	-	-	-	(297,152)	(297,152)

Balance as at October 31, 2016	33,266,261	$ 33,267	$ 2,640,890	$ 66,800	(166,663)	$ (2,134,121)	$ 440,173
Shares issued for cash	31,849,314	31,849	6,631,058	(66,800)	-	-	6,596,107
Shares issued for mineral property	920,000	920	183,080	-	-	-	184,000
Warrants exercised	272,080	272	26,936	-	-	-	27,208
Options exercised	400,000	400	59,600	-		-	60,000
Share issuance costs	-	-	(342,370)	-	-	-	(342,370)
Share-based payments	-	-	903,968	-	-	-	903,968
Loss for the period	-	-	-	-	-	(3,893,803)	(3,893,803)

Balance as at July 31, 2017	66,707,655	$ 66,708	$ 10,103,162	-	(166,663)	$ (6,027,924)	$ 3,975,283
Shares issued for cash	7,077,140	7,077	1,054,494	-	-	-	1,061,571
Shares issued for debt conversion	417,184	417	95,535	-	-	-	95,952
Share issuance costs	-	-	(18,249)	-	-	-	(18,249)
Loss for the period	-	-	-	-	-	(594,306)	(594,306)

Balance as at October 31, 2017	74,201,979	$ 74,202	$ 11,234,942	$ -	$(166,663)	$ (6,622,230)	$ 4,520,251

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

RISE GOLD CORP.

(An Exploration Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE PERIOD ENDED OCTOBER 31, 2017

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

On January 29, 2016, the Company completed an initial public offering in Canada and began trading on the Canadian Securities Exchange (“CSE”) on February 1, 2016. On November 28, 2017, the Company ceased trading on the OTC Pink Market and began trading on the OTCQB Venture Market.

The Company is in the early stages of exploration and as is common with any exploration company, it raises financing for its acquisition activities.  The accompanying condensed consolidated interim financial statements have been prepared on the going concern basis, which presumes that the Company will continue operations for the foreseeable future and will be able to realize assets and discharge liabilities in the normal course of business.  The Company has incurred a loss of $594,306 for the period ended October 31, 2017 and has accumulated a deficit of $6,622,230.  This raises substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to maintain continued support from its shareholders and creditors and to raise additional capital and implement its business plan.  The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

At October 31, 2017, the Company had working capital of $358,319.

2.

BASIS OF PREPARATION

Generally Accepted Accounting Principles

The accompanying unaudited condensed consolidated interim financial statements have been prepared in conformity with generally accepted accounting principles of the United States of America (“US GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) for financial information with the instructions to Form 10-Q and Regulation S-K. Results are not necessarily indicative of results which may be achieved in the future.  The unaudited condensed consolidated interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the audited financial statements and notes thereto, together with Management’s Discussion and Analysis, for the year ended July 31, 2017. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such SEC rules and regulations.

Basis of Consolidation

These condensed consolidated interim financial statements include the accounts of the Company and its wholly-owned subsidiary Rise Grass Valley Inc. All significant intercompany accounts and transactions have been eliminated on consolidation.

RISE GOLD CORP.

(An Exploration Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE PERIOD ENDED OCTOBER 31, 2017

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

RISE GOLD CORP.

(An Exploration Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE PERIOD ENDED OCTOBER 31, 2017

(Expressed in Canadian Dollars)

(Unaudited)

3.

MINERAL PROPERTY INTERESTS

The Company’s mineral properties balance consists of:

	Indata, British Columbia	Klondike, British Columbia	Idaho-Maryland, California	Total

Balance, July 31, 2016	$ 50,000	$ 513,031	$ -	$ 563,031
Cash paid	-	-	3,605,854	3,605,854
Shares issued	-	-	184,000	184,000
Write-off	(50,000)	(513,031)	-	(563,031)

Balance, July 31, 2017	-	-	3,789,854	3,789,854
Cash paid	-	-	372,078	372,078

Balance, October 31, 2017	$ -	$ -	$ 4,161,932	$ 4,161,932

Title to mineral properties

Title to mineral properties involves certain inherent risks due to the difficulties of determining the validity of certain mineral titles as well as the potential for problems arising from the frequently ambiguous conveying history characteristic of many mineral properties. As at October 31, 2017, the Company holds title to the Idaho-Maryland Gold Mine Property.

Indata, British Columbia

On May 18, 2015, the Company entered into an option agreement with Eastfield Resources Ltd., (“Eastfield”), pursuant to which Eastfield granted the Company the exclusive and irrevocable right to acquire up to a 75% interest in and to certain claims in the Indata property located in the Omineca Mining Division in British Columbia, Canada, for total consideration of $450,000 in cash and minimum aggregate exploration expenditures of $2,500,000. As at July 31, 2017, the Company had paid $50,000 towards the 75% interest earn-in and incurred cumulative exploration expenditures of $4,035 on the Indata property. During the year ended July 31, 2017, the Company terminated its option agreement with Eastfield; accordingly, the Company has written off $50,000 in acquisition costs in relation to the Indata property as at July 31, 2017.

Klondike, British Columbia

On May 26, 2016, the Company entered into an agreement with Klondike Gold Corp. (“Klondike”) regarding the purchase of a portfolio of seven gold and base metal properties in southeast British Columbia for total consideration of $200,000 cash, the issuance of 3,500,000 common shares, and the issuance of 2,500,000 warrants.  As at July 31, 2017, the Company had paid Klondike $50,000 in cash, issued 1,500,000 shares of the Company’s common stock valued at $240,000, and issued 1,500,000 warrants valued at $223,031 (discount rate – 0.49%, volatility – 200.64%, expected life – 2 years, dividend yield – 0%), exercisable at $0.227 per share until July 13, 2018, and incurred cumulative exploration expenditures of $10,408 on the Klondike properties. During the year ended July 31, 2017, the Company terminated the purchase agreement with Klondike and paid a settlement of $100,000 to Klondike; accordingly the Company has written off $513,031 in acquisition costs in relation to the Klondike properties as at July 31, 2017.

RISE GOLD CORP.

(An Exploration Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE PERIOD ENDED OCTOBER 31, 2017

(Expressed in Canadian Dollars)

(Unaudited)

3.

MINERAL PROPERTY INTERESTS (cont’d…)

Idaho-Maryland Gold Mine Property, California

On August 30, 2016, the Company entered into an option agreement with three parties to purchase a 100% interest in and to the Idaho-Maryland Gold Mine property located near Grass Valley, California, United States; pursuant to the option agreement, in order to exercise the option, the Company was to have paid US$2,000,000 by November 30, 2016.  Upon execution of the option agreement, the Company paid the vendors a non-refundable cash deposit in the amount of $32,758 (US$25,000), which was credited against the purchase price of US$2,000,000 upon exercise of the option. On November 30, 2016, the Company negotiated an extension of the closing date of the option agreement to December 26, 2016, in return for a cash payment of $32,758 (US$25,000), which was credited against the purchase price of US$2,000,000 upon exercise of the option. On December 28, 2016, the Company negotiated a further no-cost extension of the closing date of the option agreement to April 30, 2017. On January 25, 2017, the Company exercised the option by paying $2,588,625 (US$1,950,000), and acquired a 100% interest in the Idaho-Maryland Gold Mine property. In connection with the option agreement, the Company agreed to pay a cash commission of $184,000 (US$140,000) equal to 7 per cent of the purchase price of US$2,000,000; the commission was settled on January 25, 2017 through the issuance of 920,000 units valued at $0.20 per unit (Note 7). The Company also incurred additional transaction costs of $144,391, which have been included in the carrying value of the Idaho-Maryland Gold Mine.

On January 6, 2017, the Company entered into an option agreement with Sierra Pacific Industries Inc. (“Sierra”) to purchase a 100% interest in and to certain surface rights totalling approximately 82 acres located near Grass Valley, California, United States, contiguous to the Idaho-Maryland Gold Mine property acquired by the Company on January 25, 2017.  Pursuant to the option agreement, in order to exercise the option, the Company was to have paid US$1,900,000 by March 31, 2017. Upon execution of the option agreement, the Company paid the vendors a non-refundable cash deposit in the amount of $132,732 (US$100,000), which will be credited against the purchase price of US$1,900,000 upon exercise of the option. On April 3, 2017, the Company negotiated an extension of the closing date of the option agreement to June 30, 2017, in return for a cash payment of $268,000 (US$200,000), at which time a payment of US$1,600,000 was due in order to exercise the option. On June 7, 2017, the Company negotiated an extension of the closing date of the option agreement to September 30, 2017, in return for a cash payment of $406,590 (US$300,000), at which time a payment of US$1,300,000 was due in order to exercise the option. On September 1, 2017, the Company negotiated a third extension of the closing date of the option agreement to June 30, 2018 in return for cash payments as follows: US$300,000 by September 30, 2017 (paid $372,078), US$300,000 by December 30, 2017, US$300,000 by March 30, 2018, and a final payment of US$400,000 by June 30, 2018, which will be credited against the remaining purchase price of US$1,300,000.  At October 31, 2017 a total of US$1,000,000 remained payable.

RISE GOLD CORP.

(An Exploration Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE PERIOD ENDED OCTOBER 31, 2017

(Expressed in Canadian Dollars)

(Unaudited)

3.

MINERAL PROPERTY INTERESTS (cont’d…)

Idaho-Maryland Gold Mine Property, California (cont’d…)

As at October 31, 2017, the Company has incurred cumulative property investigation costs of $55,253 and cumulative exploration expenditures of $549,974 on the Idaho-Maryland Gold Mine property as follows:

	Three month period ended October 31, 2017	Year ended July 31, 2017

Opening balance	$ 375,980	$ -
Idaho-Maryland Gold Mine expenditures:
Consulting	$ 71,883	$ 287,411
Exploration	2,022	54,753
Rent	8,234	10,968
Supplies	82,372	4,020
Sampling	4,070	8,623
Travel	5,413	10,205
Total expenditures	$ 173,994	$ 375,980

Closing balance	$ 549,974	$ 375,980

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

6.

RELATED PARTY TRANSACTIONS

Key management personnel consist of the Chief Executive Officer, Chief Financial Officer, and the directors of the Company.  The remuneration of the key management personnel is as follows:

a)

Salaries of $45,000 (2016 - $30,000) and nil (2016 – 400,000) shares of common stock valued at $nil (2016 - $60,000), recognized in consulting expense, to the CEO of the Company;

RISE GOLD CORP.

(An Exploration Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE PERIOD ENDED OCTOBER 31, 2017

(Expressed in Canadian Dollars)

(Unaudited)

b)

Consulting fees of $nil (2016 - $19,500) to the former CEO of the Company.

6.

RELATED PARTY TRANSACTIONS (cont’d…)

c)

Consulting fees of $12,000 (2016 - $9,000) to the CFO of the Company, and consulting fees of $3,000 (2016 - $1,821) to a company in which the CFO holds a 50% interest.

d)

Consulting fees of $3,000 (2016 - $1,821) to a company in which a former director of the Company holds a 50% interest.

e)

Share-based payments of $nil (2016 - $106,096) to the CEO and directors of the Company.

As at October 31, 2017, the Company has recorded loans from related parties of $39,324 (US$30,500) (July 31, 2017 - $38,079 (US$30,500)) representing advances made by a director and a former director and officer.  The advances are due on demand without interest.

As at October 31, 2017, included in due to related parties is $20,334 (July 31, 2017 - $20,385) in accounts and advances payable and accrued liabilities to current and former officers and companies controlled by directors and officers of the Company.

7.

CAPITAL STOCK AND ADDITIONAL PAID-IN-CAPITAL

Issued Capital Stock

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

On August 9, 2017, the Company issued 417,184 units valued at $0.23 per unit to a third party pursuant to a debt conversion by the third party in the amount of $95,952, representing finders’ fees payable on the private placement which closed May 5, 2017. Each unit consists of one share of common stock and one transferable share purchase warrant exercisable into one share of common stock at a price of $0.40 for a period of two years from the date of issuance.

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

FOR THE PERIOD ENDED OCTOBER 31, 2017

(Expressed in Canadian Dollars)

(Unaudited)

7.

CAPITAL STOCK AND ADDITIONAL PAID-IN-CAPITAL (cont’d…)

Private Placements (cont’d…)

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

On September 26, 2017, the Company completed the first tranche of a non-brokered private placement, issuing an aggregate of 7,077,140 units at a price of $0.15 per unit for gross proceeds of $1,061,571. Each unit consisted of one share of common stock and one non-transferable share purchase warrant exercisable into one share of common stock at a price of $0.25 for a period of two years from the date of issuance. In connection with the private placement, the Company paid finders fees of $540 and issued a total of 3,600 finders’ warrants valued at $388 (discount rate – 1.59%, volatility – 150.97%, expected life – 2 years, dividend yield – 0%), exercisable into one share of common stock at a price of $0.25 for a period of two years from the date of issuance.

Stock Options

During the three month period ended October 31, 2017, the Company did not grant any stock options.

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

RISE GOLD CORP.

(An Exploration Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE PERIOD ENDED OCTOBER 31, 2017

(Expressed in Canadian Dollars)

(Unaudited)

7.

CAPITAL STOCK AND ADDITIONAL PAID-IN-CAPITAL (cont’d…)

Stock Options (cont’d…)

The following incentive stock options were outstanding at October 31, 2017:

Number of Shares	Exercise Price	Expiry Date

1,100,000	$0.15	March 22, 2021
586,600	0.20	August 8, 2021
2,142,542	0.24	December 27, 2021
500,000	0.33	February 7, 2020
500,000	0.27	April 3, 2022
900,000	0.28	April 30, 2020
5,729,142	0.24

Stock option transactions are summarized as follows:

	Number of Options	Weighted Average Exercise Price

Balance, July 31, 2016	2,700,000	$ 0.15
Options granted	4,629,142	0.26
Options exercised	(400,000)	(0.15)
Options expired/forfeited	(1,200,000)	(0.15)

Balance outstanding and exercisable, July 31 and October 31, 2017	5,729,142	$ 0.24

Warrants

The following warrants were outstanding at October 31, 2017:

Number of Warrants	Exercise Price	Expiry Date

192,670	$0.10	January 29, 2018
1,500,000	0.227	July 13, 2018
22,148,800	0.40	December 23, 2018
2,286,100	0.40	January 24, 2019
465,500	0.40	February 6, 2019
9,863,486	0.40	May 5, 2019
7,080,740	0.25	September 25, 2019
43,537,296	$0.37

RISE GOLD CORP.

(An Exploration Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE PERIOD ENDED OCTOBER 31, 2017

(Expressed in Canadian Dollars)

(Unaudited)

7.

CAPITAL STOCK AND ADDITIONAL PAID-IN-CAPITAL (cont’d…)

Warrants (cont’d…)

Warrant transactions are summarized as follows:

	Number of Options	Weighted Average Exercise Price

Balance, July 31, 2016	1,964,750	$ 0.20
Warrants issued	34,346,702	0.40
Warrants exercised	(272,080)	(0.10)

Balance, July 31, 2017	36,039,372	$ 0.39
Warrants issued	7,497,924	0.26

Balance, October 31, 2017	43,537,296	$ 0.37

During the three month period ended October 31, 2017, the Company issued a total of 3,600 (2016 – nil) finders’ warrants with a weighted average fair value of $0.11 (2016 - $nil) per warrant.

The following weighted average assumptions were used for the Black-Scholes option-pricing model valuation of finders’ warrants issued during the period:

	2017	2016

Risk-free interest rate	1.59%	N/A
Expected life of warrants	2.0 years	N/A
Expected annualized volatility	150.97%	N/A
Dividend	Nil	N/A
Forfeiture rate	0%	N/A

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

During the three month period ended October 31, 2017, the Company granted nil (2016 - 586,600) stock options with a weighted average fair value of $nil (2016 - $0.18) per share, recognizing share-based payments expense of $nil (2016 - $106,096).

RISE GOLD CORP.

(An Exploration Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE PERIOD ENDED OCTOBER 31, 2017

(Expressed in Canadian Dollars)

(Unaudited)

7.

CAPITAL STOCK AND ADDITIONAL PAID-IN-CAPITAL (cont’d…)

Share-Based Payments (cont’d…)

The following weighted average assumptions were used for the Black-Scholes option-pricing model valuation of stock options granted during the period:

	2017	2016

Risk-free interest rate	N/A	0.54%
Expected life of options	N/A	5.00 years
Expected annualized volatility	N/A	148.45%
Dividend	N/A	-
Forfeiture rate	N/A	-

8.

SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

During the three month period ended October 31, 2017, the Company:

a)

Issued 3,600 finders’ warrants valued at $388 (Note 7);

b)

Issued 417,184 units, each unit comprised of one share of common stock and one share purchase warrant, valued at $95,952, pursuant to a debt conversion in relation to finders’ fees payable on the private placement which closed on May 5, 2017 (Note 7); and

c)

Accrued $1,600 in share issuance costs through accounts payable and accrued liabilities.

During the three month period ended October 31, 2016, the Company accrued $2,664 in share issuance costs through accounts payable and accrued liabilities.

9.

SEGMENTED INFORMATION

The Company has two reportable segments, being the acquisition of exploration and evaluation assets located in British Columbia, Canada, and California, United States.

10.

SUBSEQUENT EVENT

Subsequent to October 31, 2017, the Company received $97,500 in advance subscriptions for a potential financing.

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

Description of Business

The Company is a mineral exploration company and its primary asset is a major past producing high grade property near Grass Valley, California, United States, which it owns outright. The Company has held several other potential mineral properties in British Columbia, Canada, which were recently written off based on the strength of the Grass Valley asset. The Company’s common stock is currently traded on the OTC Markets under the symbol “RYES”, and is listed on the Canadian Securities Exchange (the “CSE”) under the symbol “RISE”.   The Company ceased to be an OTC reporting issuer in Canada on February 2, 2016.

On May 18, 2015, the Company entered into an option agreement (the “Option Agreement”) with Eastfield Resources Ltd., a British Columbia company with its common shares listed for trading on the TSX Venture Exchange under the symbol “ETF” (“Eastfield”), pursuant to which Eastfield granted the Company the exclusive and irrevocable option to acquire up to a 75% undivided interest in and to certain mineral claims known as the Indata property located in the Omineca Mining Division in British Columbia, Canada (the “Indata Property”), by paying Eastfield an aggregate of $450,000 in cash, incurring a minimum of $2,500,000 in aggregate exploration expenditures on the Indata Property, and completing a feasibility study on the property. On May 5, 2017, the Company terminated the Option Agreement and wrote off $50,000 in acquisition costs relating to Indata during the period ended October 31, 2017.

Prior to entering into the Option Agreement, the Company was a development stage company engaged in exploring and evaluating potential strategic transactions in multiple industries, including but not limited to mineral properties and technology.

On May 31, 2016, the Company entered into a property purchase agreement (the “Purchase Agreement”) with Klondike Gold Corp., a British Columbia company with its common shares listed for trading on the TSX Venture Exchange under the symbol “KG” (“Klondike”), regarding the purchase of a portfolio of seven gold and base metal properties in southeast British Columbia consisting of 150 mining claims with a total area of 28,000 hectares (collectively, the “Klondike Properties”).  Under the Purchase Agreement, on July 13, 2016 (the “First Closing”), the Company paid Klondike $50,000 in cash, issued 1,500,000 shares of the Company’s common stock, and issued 1,500,000 warrants exercisable at a price of $0.227 per share until July 13, 2018.  On the one year anniversary of the First Closing, the Company was required to pay Klondike $150,000 in cash, issue 2,000,000 shares of the

Company’s common stock, and issue 1,000,000 warrants.  Klondike would have retained a 2% net smelter return royalty (“NSR”) and the Company would have had the right to purchase 50% of the NSR for $1,000,000 at any time after the First Closing.  Each of the warrants would have been exercisable for a period of two years into one share of the Company’s common stock at a price that is a 20% premium to the 10-day volume-weighted average price of the stock on the CSE immediately prior to the date of issuance. On July 17, 2017, the Company terminated the Purchase Agreement by making a one-time payment of $100,000 in cash to Klondike; accordingly, the Company wrote off $513,031 in acquisition costs relating to the Klondike Properties during the year ended July 31, 2017.

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

The Company has commenced an exploration program on the I-M Mine Property, which was outlined in a National Instrument 43-101 report filed on June 1, 2017. This report was created through processing historic data on the I-M Mine Property obtained from the vendors.

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

On January 6, 2017, the Company entered into an option agreement with Sierra Pacific Industries Inc. (“Sierra Pacific”) to purchase a 100% interest in and to certain surface rights totalling approximately 82 acres located near Grass Valley, California, United States, contiguous to the Idaho-Maryland Gold Mine property acquired by the Company on January 25, 2017.  Pursuant to the option agreement, in order to exercise the option, the Company was to have paid US$1,900,000 by March 31, 2017. Upon execution of the option agreement, the Company paid the vendors a non-refundable cash deposit in the amount of $132,732 (US$100,000), which will be credited against the purchase price of US$1,900,000 upon exercise of the option. On April 3, 2017, in return for a cash payment of $268,000 (US$200,000), the Company negotiated an extension of the closing date of the option agreement to June 30, 2017, at which time a payment of US$1,600,000 was to be due in order to exercise the option. On June 7, 2017, the Company negotiated a second extension of the closing date of the option agreement to September 30, 2017 in return for a cash payment of $406,590 (US$300,000), which will be credited against the remaining purchase price of US$1,600,000 upon exercise of the option. On September 1, 2017, the Company negotiated a third extension of the closing date of the option agreement to June 30, 2018 in return for cash payments as follows: US$300,000 by September 30, 2017 (paid), US$300,000 by December 30, 2017, US$300,000 by March 30, 2018, and a final payment of US$400,000 by June 30, 2018, all of which will be credited against the remaining purchase price of US$1,300,000.

On January 24, 2017, the Company completed a non-brokered private placement, issuing an aggregate of 1,340,000 units at a price of $0.20 per unit for gross proceeds of $268,000.  Each unit consisted of one share of common stock and one transferable share purchase warrant exercisable into one share of common stock at a price of $0.40 for a period of two years from the date of issuance. In connection with the private placement, the Company paid finders’ fees of $5,220 and issued a total of 26,100 finders’ warrants exercisable into one share of common stock at a price of $0.40 for a period of two years from the date of issuance.

On February 6, 2017, the Company completed a non-brokered private placement, issuing an aggregate of 455,000 units at a price of $0.25 per unit for gross proceeds of $113,750.  Each unit consisted of one share of common stock and one transferable share purchase warrant exercisable into one share of common stock at a price of $0.40 for a period of two years from the date of issuance. In connection with the private placement, the Company paid finders’ fees of $2,625 and issued a total of 10,500 finders’ warrants exercisable into one share of common stock at a price of $0.40 for a period of two years from the date of issuance.

On May 5, 2017, the Company completed a non-brokered private placement, issuing an aggregate of 9,009,814 units at a price of $0.23 per unit for gross proceeds of $2,072,257.  Each unit consists of one share of common stock and one transferable share purchase warrant exercisable into one share of common stock at a price of $0.40 for a period of two years from the date of issuance. In connection with the private placement, the Company paid finders’ fees of $100,392 and issued a total of 436,488 finders’ warrants exercisable into one share of common stock at a price of $0.40 for a period of two years from the date of issuance.

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

Subsequent to October 31, 2017 and to the date of this report, the Company has received a total of $97,500 in advance subscriptions for a potential financing.

Plan of Operations

As at October 31, 2017, the Company had a cash balance of $412,302, compared to a cash balance of $337,099 as of July 31, 2017.

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

A single 6,000 ft (1,830 m) surface diamond drill hole was recommended by Amec Foster Wheeler to provide geological samples from most of the major lithological units on the Idaho-Maryland Mine Property geology. The single hole has been designed to pierce the #1 Vein projection approximately 400 ft (122 m) below the elevation of the I2400 Level and then carry on through the potential western extensions of the Idaho 3 Vein System. The objectives of this drill hole are as follows:

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

8)

Determine drill hole deviation, drilling productivity, and drilling costs to allow refinement of the design of a major drill program at the Idaho-Maryland Mine Property.

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

The Company has completed one exploration drill hole at the Idaho-Maryland Mine Property in the current quarter.   The drill core has been logged by Company geological staff and assays are currently pending from the laboratory.  Exploration results and interpretation of these results will be disclosed once completed.  Future exploration plans will be determined based on the results and analysis of the completed exploration drill hole.

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

•

the market price for any minerals that may be discovered on the Idaho-Maryland Mine Property; and

•

the results of its proposed exploration program on the Idaho-Maryland Mine Property.

The Company has not attained profitable operations and is dependent upon obtaining financing to pursue its proposed exploration activities. For these reasons the Company’s auditors believe that there is substantial doubt that it will be able to continue as a going concern.

Results of Operations

For the Periods Ended October 31, 2017 and 2016

The Company’s operating results for the periods ended October 31, 2017 and 2016 are summarized as follows:

	For the period ended October 31, 2017	For the period ended October 31, 2016
Consulting	$18,000	$97,142
Directors fees	16,098	-
Filing and regulatory	14,612	10,131
Foreign exchange	(20,801)	1,955
Gain on settlement of payables	(1,608)	-
General and administrative	55,302	2,358
Geological mineral property costs	173,994	-
Professional fees	148,463	29,794
Promotion and shareholder communication	145,246	17,445
Salaries	45,000	32,231
Share-based payments	-	106,096
Loss for the period	(594,306)	(297,152)

The Company’s operating expenses increased during the period ended October 31, 2017 compared to the prior period primarily as a result of the Company’s work program on the I-M Mineral Property, as well as increased costs for consulting, filing and regulatory, professional fees and promotion and shareholder communications, driven by increases in consulting and expenses related to planning and researching the Company’s mineral properties along with commencing the recommended diamond drilling exploration program, costs related to various legal work and the recent filing of an S-1 Registration Statement with the U.S. Securities and Exchange Commission, and promotional activity involved in raising funds in the recent private placement.

Liquidity and Capital Resources

Working Capital

	At October 31, 2017	At July 31, 2017	Change between July 31, 2017 and October 31, 2017
Current Assets	$601,086	$520,300	$80,786
Current Liabilities	242,767	334,871	(92,104)
Working Capital/(Deficit)	358,319	185,429	172,890

Cash Flows

	For the period ended October 31, 2017	For the period ended October 31, 2016
Net Cash used in Operating Activities	$(590,094)	$(162,744)
Net Cash provided by Investing Activities	(372,078)	(32,758)
Net Cash provided by in Financing Activities	1,037,365	66,800
Net Increase (Decrease) in Cash During Period	75,203	(128,702)

As of October 31, 2017, the Company had $412,302 in cash, $601,086 in current assets, $4,763,018 in total assets, -$242,767 in current and total liabilities, working capital of $358,319 and an accumulated deficit of $6,622,230.

During the period ended October 31, 2017, the Company used $590,084 (2016 - $162,744) in net cash on operating activities.  The difference in net cash used in operating activities during the two periods was largely due to the increase in the Company’s net loss for the most recent year, as adjusted for an increase in prepaid expenses, and the accrual of a larger accounts payable, accrued liabilities and due to related parties balance based on the increased overall activity of the Company.

During the period ended October 31, 2017, the Company used net cash of $372,078 (US$300,000) (2016 - $32,758 or US$25,000) in investing activities for the recent option agreement to increase the holdings of the Idaho-Maryland property. In the prior period, the Company paid $32,758 (US$25,000) as a deposit on the Idaho-Maryland property acquisition.

The Company received net cash of $1,037,365 (2016 - $66,800) from financing activities during the period ended October 31, 2017. In the current period, the Company received gross proceeds of $1,061,571 (2016 - $Nil) from private placements, offset by $24,206 (2016 - $Nil) in share issuance costs. In the prior period, the Company received $66,800 from subscriptions received in advance.

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

As of the end of the period covered by this Report, management of the Company carried out an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on this evaluation, management concluded that the Company’s disclosure controls and procedures were not effective as of October 31, 2017 because a material weakness in internal control over financial reporting existed as of that date as a result of a lack of segregation of incompatible duties due to insufficient personnel.

A material weakness is a deficiency or a combination of control deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the period ended October 31, 2017 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

By:	/s/ Benjamin Mossman
Benjamin Mossman, Chief Executive Officer
Date:	December 15, 2017