Form 10-Q
period 2018-01-31
Rise Gold Corp.
filed 2018-03-16
CIK 1424864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2018

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

As of March 16, 2018, the registrant had 80,944,982 shares of common stock issued and outstanding.

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

PERIOD ENDED JANUARY 31, 2018

RISE GOLD CORP.

(An Exploration Stage Company)

CONDENSED CONSOLIDATED INTERIM STATEMENT OF FINANCIAL POSITION

(Expressed in Canadian Dollars)

(Unaudited)

AS AT

	January 31, 2018	July 31, 2017

ASSETS

Current
Cash	$ 143,375	$ 337,099
Receivables	13,195	18,083
Prepaid expenses	35,718	165,118

	192,288	520,300

Mineral property interests (Note 3)	4,540,097	3,789,854

	$ 4,732,385	$ 4,310,154

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current
Accounts payable and accrued liabilities (Note 6)	$ 124,894	$ 276,407
Due to related parties (Note 6)	31,029	20,385
Loan from related parties (Note 6)	37,494	38,079

	193,417	334,871

Stockholders’ equity
Capital stock, $0.001 par value, 400,000,000 shares authorized;
80,944,982 (July 31, 2017 – 66,707,655) shares issued and outstanding (Note 7)	80,945	66,708
Additional paid-in-capital (Note 7)	12,169,737	10,103,162
Cumulative translation adjustment	(166,663)	(166,663)
Deficit	(7,545,051)	(6,027,924)

	4,538,968	3,975,283

	$ 4,732,385	$ 4,310,154

Nature and continuance of operations (Note 1)

Contingency (Note 4)

Subsequent event (Note 10)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

RISE GOLD CORP.

(An Exploration Stage Company)

CONDENSED CONSOLIDATED INTERIM STATEMENT OF LOSS AND COMPREHENSIVE LOSS

(Expressed in Canadian Dollars)

(Unaudited)

	Three months ended January 31, 2018	Three months ended January 31, 2017	Six months ended January 31, 2018	Six months ended January 31, 2017

EXPENSES
Consulting (Note 6)	$ 21,500	$ 98,029	$ 39,500	$ 195,171
Directors fees	34,757	-	50,855	-
Filing and regulatory	46,902	9,073	61,514	19,204
Foreign exchange	(887)	(548)	(21,688)	1,407
Gain on settlement of payables	-	(11,415)	(1,608)	(11,415)
General and administrative	50,134	57,648	105,436	60,006
Geological, mineral and prospect costs (Note 3)	535,683	-	709,677	-
Professional fees	75,594	63,958	224,057	93,752
Promotion and shareholder communication	113,061	250,228	258,307	267,673
Property investigation costs	-	55,253	-	55,253
Salaries (Note 6)	46,077	31,994	91,077	64,225
Share-based payments (Note 7)	-	464,159	-	570,255

Net loss and comprehensive loss	$ (922,821)	$ (1,018,379)	$ (1,517,127)	$ (1,315,531)

Basic and diluted loss per common share	$ (0.01)	$ (0.02)	$ (0.02)	$ (0.04)

Weighted average number of common shares outstanding	76,687,997	41,459,255	69,996,744	37,360,584

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

RISE GOLD CORP.

(An Exploration Stage Company)

CONDENSED CONSOLIDATED INTERIM STATEMENT OF CASH FLOWS

(Expressed in Canadian Dollars)

(Unaudited)

FOR THE SIX MONTH PERIODS ENDED JANUARY 31

	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Loss for the period	$ (1,517,127)	$ (1,315,531)
Items not involving cash
Gain on settlement of payables	(1,608)	(11,415)
Shares issued for compensation	-	60,000
Share-based payments	-	570,255
Unrealized foreign exchange	(711)	(3,721)
Non-cash working capital item changes:
Receivables	4,888	(2,750)
Prepaid expenses	129,400	(507,745)
Accounts payable and accrued liabilities	(51,970)	33,816
Due to related parties	10,644	(5,720)

Net cash used in operating activities	(1,426,484)	(1,182,811)

CASH FLOWS FROM INVESTING ACTIVITIES
Mineral property	(750,243)	(2,786,872)

Net cash used in investing activities	(750,243)	(2,786,872)

CASH FLOWS FROM FINANCING ACTIVITIES
Private placement	2,044,120	4,476,900
Warrants exercised	19,267	27,208
Share issuance costs	(80,384)	(119,950)
Subscriptions received in advance	-	43,750

Net cash provided by financing activities	1,983,003	4,427,908

Change in cash for the period	(193,724)	458,225

Cash, beginning of period	337,099	139,021

Cash, end of period	$ 143,375	$ 597,246

Cash paid for:
Interest	$ -	$ -
Income taxes	$ -	$ -

Supplemental cash flow information (Note 8)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

RISE GOLD CORP.

(An Exploration Stage Company)

CONDENSED CONSOLIDATED INTERIM STATEMENT OF STOCKHOLDERS’ EQUITY

(Expressed in Canadian Dollars)

(Unaudited)

	Capital Stock
	Number	Amount	Additional Paid-in Capital	Subscriptions Received in Advance	Cumulative Translation Adjustment	Deficit	Total

Balance as at July 31, 2016	32,866,261	$ 32,867	$ 2,475,194	$ -	$ (166,663)	$ (1,836,969)	$ 504,429
Shares issued for cash	22,384,500	22,385	4,454,515	-	-	-	4,476,900
Shares issued for mineral property	920,000	920	183,080	-	-	-	184,000
Shares issued for compensation	400,000	400	59,600	-	-	-	60,000
Warrants exercised	272,080	272	26,936	-	-	-	27,208
Subscriptions received in advance	-	-	-	43,750	-	-	43,750
Share issuance costs	-	-	(237,853)	-	-	-	(237,853)
Share-based payments	-	-	570,255	-	-	-	570,255
Loss for the period	-	-	-	-	-	(1,315,531)	(1,315,531)

Balance as at January 31, 2017	56,842,841	$ 56,844	$ 7,531,727	$ 43,750	$ (166,663)	$ (3,152,500)	$ 4,313,158
Shares issued for cash	9,464,814	9,464	2,176,543	(43,750)	-	-	2,142,257
Options exercised	400,000	400	59,600	-		-	60,000
Share issuance costs	-	-	(104,517)	-	-	-	(104,517)
Share-based payments	-	-	439,809	-	-	-	439,809
Loss for the period	-	-	-	-	-	(2,875,424)	(2,875,424)

Balance as at July 31, 2017	66,707,655	$ 66,708	$ 10,103,162	$ -	$ (166,663)	$ (6,027,924)	$ 3,975,283
Shares issued for cash	13,627,473	13,627	2,030,493	-	-	-	2,044,120
Shares issued for debt conversion	417,184	417	95,535	-	-	-	95,952
Warrants exercised	192,670	193	19,074	-	-	-	19,267
Share issuance costs	-	-	(78,527)	-	-	-	(78,527)
Loss for the period	-	-	-	-	-	(1,517,127)	(1,517,127)

Balance as at January 31, 2018	80,944,982	$ 80,945	$ 12,169,737	$ -	$ (166,663)	$ (7,545,051)	$ 4,538,968

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

RISE GOLD CORP.

(An Exploration Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE PERIOD ENDED JANUARY 31, 2018

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

The Company is in the early stages of exploration and as is common with any exploration company, it raises financing for its acquisition activities.  The accompanying condensed consolidated interim financial statements have been prepared on the going concern basis, which presumes that the Company will continue operations for the foreseeable future and will be able to realize assets and discharge liabilities in the normal course of business.  The Company has incurred a loss of $1,517,127 for the period ended January 31, 2018 and has accumulated a deficit of $7,545,051.  This raises substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to maintain continued support from its shareholders and creditors and to raise additional capital and implement its business plan.  The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

At January 31, 2018, the Company had working capital deficiency of $1,129.

2.

BASIS OF PREPARATION

Generally Accepted Accounting Principles

The accompanying unaudited condensed consolidated interim financial statements have been prepared in conformity with generally accepted accounting principles of the United States of America (“US GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) for financial information with the instructions to Form 10-Q and Regulation S-K. Results are not necessarily indicative of results which may be achieved in the future.  The unaudited condensed consolidated interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the audited financial statements and notes thereto, together with Management’s Discussion and Analysis, for the year ended July 31, 2017. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such SEC rules and regulations. The operating results for the six months ended January 31, 2018 are not necessarily indicative of the results that may be expected for the year ended July 31, 2018.

Basis of Consolidation

These condensed consolidated interim financial statements include the accounts of the Company and its wholly-owned subsidiary Rise Grass Valley Inc. All significant intercompany accounts and transactions have been eliminated on consolidation.

RISE GOLD CORP.

(An Exploration Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE PERIOD ENDED JANUARY 31, 2018

(Expressed in Canadian Dollars)

(Unaudited)

2.

BASIS OF PREPARATION (continued)

Basis of Consolidation (continued)

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

Recently Adopted and Recently Issued Accounting Standards

In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes”.  This ASU eliminates the current requirement to present deferred tax assets and liabilities as current and noncurrent amounts in a classified balance sheet and replaces it with a noncurrent classification of deferred tax assets and liabilities.  The ASU applies to all entities and is effective for annual periods beginning after March 17, 2018, and interim periods thereafter, with early adoption permitted.  The Company is currently evaluating the impact of adoption of this standard.

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Liabilities”.  This ASU amendment addresses aspects of recognition, measurement, presentation and disclosure of financial instruments.  It affects investments in equity securities and the presentation of certain fair value changes for financial liabilities measured at fair value, and simplifies the impairment assessment of equity investments without a readily determinable fair value by requiring a qualitative assessment.  The ASU applies to all entities and is effective for annual periods beginning after March 17, 2018, and interim periods thereafter, with early adoption permitted.  The Company is currently evaluating the impact of adoption of this standard.

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

RISE GOLD CORP.

(An Exploration Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE PERIOD ENDED JANUARY 31, 2018

(Expressed in Canadian Dollars)

(Unaudited)

3.

MINERAL PROPERTY INTERESTS

The Company’s mineral properties balance consists of:

	Indata, British Columbia	Klondike, British Columbia	Idaho-Maryland, California	Total

Balance, July 31, 2016	$ 50,000	$ 513,031	$ -	$ 563,031
Cash paid	-	-	3,605,854	3,605,854
Shares issued	-	-	184,000	184,000
Write-off	(50,000)	(513,031)	-	(563,031)

Balance, July 31, 2017	-	-	3,789,854	3,789,854
Cash paid	-	-	750,243	750,243

Balance, January 31, 2018	$ -	$ -	$ 4,540,097	$ 4,540,097

Title to mineral properties

Title to mineral properties involves certain inherent risks due to the difficulties of determining the validity of certain mineral titles as well as the potential for problems arising from the frequently ambiguous conveying history characteristic of many mineral properties. As at January 31, 2018, the Company holds title to the Idaho-Maryland Gold Mine Property.

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

RISE GOLD CORP.

(An Exploration Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE PERIOD ENDED JANUARY 31, 2018

(Expressed in Canadian Dollars)

(Unaudited)

3.

MINERAL PROPERTY INTERESTS (continued)

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

On January 6, 2017, the Company entered into an option agreement with Sierra Pacific Industries Inc. (“Sierra”) to purchase a 100% interest in and to certain surface rights totalling approximately 82 acres located near Grass Valley, California, United States, contiguous to the Idaho-Maryland Gold Mine property acquired by the Company on January 25, 2017.  Pursuant to the option agreement, in order to exercise the option, the Company was to have paid US$1,900,000 by March 31, 2017. Upon execution of the option agreement, the Company paid the vendors a non-refundable cash deposit in the amount of $132,732 (US$100,000), which will be credited against the purchase price of US$1,900,000 upon exercise of the option. On April 3, 2017, the Company negotiated an extension of the closing date of the option agreement to June 30, 2017, in return for a cash payment of $268,000 (US$200,000), at which time a payment of US$1,600,000 was due in order to exercise the option. On June 7, 2017, the Company negotiated an extension of the closing date of the option agreement to September 30, 2017, in return for a cash payment of $406,590 (US$300,000), at which time a payment of US$1,300,000 was due in order to exercise the option. On September 1, 2017, the Company negotiated a third extension of the closing date of the option agreement to June 30, 2018 in return for cash payments as follows: US$300,000 by September 30, 2017 (paid $372,078), US$300,000 by December 30, 2017 (paid $378,165), US$300,000 by March 30, 2018, and a final payment of US$400,000 by June 30, 2018, which comprise the remaining purchase price of US$1,300,000 in full.  At January 31, 2018 a total of US$700,000 is still required to be paid under the agreement to exercise the option.

RISE GOLD CORP.

(An Exploration Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE PERIOD ENDED JANUARY 31, 2018

(Expressed in Canadian Dollars)

(Unaudited)

3.

MINERAL PROPERTY INTERESTS (continued)

Idaho-Maryland Gold Mine Property, California (continued)

As at January 31, 2018, the Company has incurred cumulative property investigation costs of $55,253 and cumulative exploration expenditures of $1,085,657 on the Idaho-Maryland Gold Mine property as follows:

	Six month period ended January 31, 2018	Year ended July 31, 2017

Opening balance	$ 375,980	$ -
Idaho-Maryland Gold Mine expenditures:
Consulting	$ 163,059	$ 287,411
Exploration	387,047	54,753
Rent	12,613	10,968
Supplies	104,804	4,020
Sampling	29,365	8,623
Travel	12,789	10,205
Total expenditures	$ 709,677	$ 375,980

Closing balance	$ 1,085,657	$ 375,980

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

6.

RELATED PARTY TRANSACTIONS

Key management personnel consist of the Chief Executive Officer, Chief Financial Officer, and the directors of the Company.  The remuneration of the key management personnel is as follows:

a)

Salaries of $90,000 (2017 - $60,000) and nil (2017 – 400,000) shares of common stock valued at $nil (2017 - $60,000), recognized in consulting expense, to the CEO of the Company;

b)

Consulting fees of $nil (2017 - $33,617) to the former CEO of the Company.

RISE GOLD CORP.

(An Exploration Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE PERIOD ENDED JANUARY 31, 2018

(Expressed in Canadian Dollars)

(Unaudited)

6.

RELATED PARTY TRANSACTIONS (continued)

c)

Consulting fees of $24,000 (2017 - $18,000) to the CFO of the Company, and consulting fees of $7,500 (2017 - $2,896) to a company in which the CFO holds a 50% interest.

d)

Consulting fees of $7,500 (2017 - $2,896) to a company in which a former director of the Company holds a 50% interest.

e)

Directors fees of $50,855 (2017 - $Nil) to directors of the Company.

f)

Share-based payments of $nil (2017 - $106,096) to the CEO and directors of the Company.

As at January 31, 2018, the Company has recorded loans from related parties of $37,494 (US$30,500) (July 31, 2017 - $38,079 (US$30,500)) representing advances made by a director and a former director and officer.  The advances are due on demand without interest.

As at January 31, 2018, included in accounts payable and accrued liabilities is $31,029 (July 31, 2017 - $20,385) in accounts and advances payable and accrued liabilities to current and former officers and companies controlled by directors and officers of the Company.

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

On January 29, 2018, the Company issued a total of 192,670 shares of common stock upon the exercise of finders’ warrants at a price of $0.10 per share.

RISE GOLD CORP.

(An Exploration Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE PERIOD ENDED JANUARY 31, 2018

(Expressed in Canadian Dollars)

(Unaudited)

7.

CAPITAL STOCK AND ADDITIONAL PAID-IN-CAPITAL (continued)

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

On September 26, 2017, the Company completed the first tranche of a non-brokered private placement, issuing an aggregate of 7,077,140 units at a price of $0.15 per unit for gross proceeds of $1,061,570. Each unit consisted of one share of common stock and one non-transferable share purchase warrant exercisable into one share of common stock at a price of $0.25 for a period of two years from the date of issuance. In connection with the private placement, the Company paid finders fees of $540 and issued a total of 3,600 finders’ warrants valued at $388 (discount rate – 1.59%, volatility – 150.97%, expected life – 2 years, dividend yield – 0%), exercisable into one share of common stock at a price of $0.25 for a period of two years from the date of issuance.

On December 27, 2017, the Company completed the second tranche of a non-brokered private placement, issuing an aggregate of 6,417,000 units at a price of $0.15 per unit for gross proceeds of $962,550. Each unit consisted of one share of common stock and one non-transferable share purchase warrant exercisable into one share of common stock at a price of $0.25 for a period of two years from the date of issuance. In connection with the private placement, the Company paid finders fees of $55,779 and issued a total of 371,860 finders’ warrants valued at $28,997 (discount rate – 1.64%, volatility – 139.85%, expected life – 2 years, dividend yield – 0%), exercisable into one share of common stock at a price of $0.25 for a period of two years from the date of issuance.

RISE GOLD CORP.

(An Exploration Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE PERIOD ENDED JANUARY 31, 2018

(Expressed in Canadian Dollars)

(Unaudited)

7.

CAPITAL STOCK AND ADDITIONAL PAID-IN-CAPITAL (continued)

Private Placements (continued)

On January 3, 2018, the Company completed the third and final tranche of a non-brokered private placement, issuing an aggregate of 133,333 units at a price of $0.15 per unit for gross proceeds of $20,000. Each unit consisted of one share of common stock and one non-transferable share purchase warrant exercisable into one share of common stock at a price of $0.25 for a period of two years from the date of issuance.

Stock Options

During the six month period ended January 31, 2018, the Company did not grant any stock options.

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

d)

900,000 stock options to two directors of the Company, exercisable at a price of $0.28 per share until April 20, 2020.

The following incentive stock options were outstanding at January 31, 2018:

Number of Options	Exercise Price	Expiry Date

1,100,000	$0.15	March 22, 2021
586,600	0.20	August 8, 2021
2,142,542	0.24	December 27, 2021
500,000*	0.33	February 7, 2020
500,000	0.27	April 3, 2022
900,000	0.28	April 30, 2020
5,729,142	0.24

* cancelled subsequent to January 31, 2018

Stock option transactions are summarized as follows:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value

Balance, July 31, 2016	2,700,000	$ 0.15	Nil
Options granted	4,629,142	0.26	Nil
Options exercised	(400,000)	(0.15)	Nil
Options expired/forfeited	(1,200,000)	(0.15)	Nil

Balance outstanding and exercisable, July 31, 2017 and January 31, 2018	5,729,142	$ 0.24	Nil

RISE GOLD CORP.

(An Exploration Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE PERIOD ENDED JANUARY 31, 2018

(Expressed in Canadian Dollars)

(Unaudited)

7.

CAPITAL STOCK AND ADDITIONAL PAID-IN-CAPITAL (continued)

Warrants

The following warrants were outstanding at January 31, 2018:

Number of Warrants	Exercise Price	Expiry Date

1,500,000	$0.227	July 13, 2018
22,148,800	0.40	December 23, 2018
2,286,100	0.40	January 24, 2019
465,500	0.40	February 6, 2019
9,863,486	0.40	May 5, 2019
7,080,740	0.25	September 25, 2019
6,788,860	0.25	December 27, 2019
133,333	0.25	January 3, 2020
50,266,819	$0.35

Warrant transactions are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price

Balance, July 31, 2016	1,964,750	$ 0.20
Warrants issued	34,346,702	0.40
Warrants exercised	(272,080)	(0.10)

Balance, July 31, 2017	36,039,372	$ 0.39
Warrants issued	14,420,117	0.25
Warrants exercised	(192,670)	(0.10)

Balance, January 31, 2018	50,266,819	$ 0.35

During the six month period ended January 31, 2018, the Company issued a total of 375,460 (2017 – 1,130,400) finders’ warrants with a weighted average fair value of $0.08 (2017 - $0.17) per warrant.

The following weighted average assumptions were used for the Black-Scholes option-pricing model valuation of finders’ warrants issued during the period:

	2018	2017

Risk-free interest rate	1.64%	0.76%
Expected life of warrants	2.0 years	2.0 years
Expected annualized volatility	139.95%	179.45%
Dividend	Nil	Nil
Forfeiture rate	0%	0%

RISE GOLD CORP.

(An Exploration Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE PERIOD ENDED JANUARY 31, 2018

(Expressed in Canadian Dollars)

(Unaudited)

7.

CAPITAL STOCK AND ADDITIONAL PAID-IN-CAPITAL (continued)

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

During the six month period ended January 31, 2018, the Company granted nil (2017 – 2,729,142) stock options with a weighted average fair value of $nil (2017 - $0.21) per share, recognizing share-based payments expense of $nil (2017 - $570,255).

The following weighted average assumptions were used for the Black-Scholes option-pricing model valuation of stock options granted during the period:

	2018	2017

Risk-free interest rate	N/A	0.98%
Expected life of options	N/A	5.00 years
Expected annualized volatility	N/A	1147.36%
Dividend	N/A	Nil
Forfeiture rate	N/A	0%

8.

SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

During the six month period ended January 31, 2018, the Company:

a)

Issued a total of 375,460 finders’ warrants valued at $29,385 recorded as share issuance costs (Note 7);

b)

Issued 417,184 units, each unit comprised of one share of common stock and one share purchase warrant, valued at $95,952, pursuant to a debt conversion in relation to finders’ fees payable on the private placement which closed on May 5, 2017 (Note 7); and

c)

Accrued $5,700 in share issuance costs through accounts payable and accrued liabilities.

During the six month period ended January 31, 2017, the Company

a)

Issued 1,130,400 agent warrants valued at $197,643 (Note 7);

b)

Issued 920,000 units, each unit comprising one common share and one share purchase warrant, valued at $184,000 for a debt conversion in relation to mineral property acquisition (Note 7); and

c)

Accrued $117,903 in share issuance costs through accounts payable and accrued liabilities.

9.

SEGMENTED INFORMATION

The Company has two reportable segments, being the acquisition of exploration and evaluation assets located in British Columbia, Canada, and California, United States.

RISE GOLD CORP.

(An Exploration Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE PERIOD ENDED JANUARY 31, 2018

(Expressed in Canadian Dollars)

(Unaudited)

10.

SUBSEQUENT EVENT

Subsequent to January 31, 2018, 500,000 stock options exercisable at a price of $0.33 were cancelled pursuant to a contract termination.

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

The Company has completed and announced the results of an exploration program on the I-M Mine Property, following a plan outlined in a National Instrument 43-101 report filed on June 1, 2017. This report was created through processing historic data on the I-M Mine Property obtained from the vendors.

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

On January 6, 2017, the Company entered into an option agreement with Sierra Pacific Industries Inc. (“Sierra Pacific”) to purchase a 100% interest in and to certain surface rights totalling approximately 82 acres located near Grass Valley, California, United States, contiguous to the Idaho-Maryland Gold Mine property acquired by the Company on January 25, 2017.  Pursuant to the option agreement, in order to exercise the option, the Company was to have paid US$1,900,000 by March 31, 2017. Upon execution of the option agreement, the Company paid the vendors a non-refundable cash deposit in the amount of $132,732 (US$100,000), which will be credited against the purchase price of US$1,900,000 upon exercise of the option. On April 3, 2017, in return for a cash payment of $268,000 (US$200,000), the Company negotiated an extension of the closing date of the option agreement to June 30, 2017, at which time a payment of US$1,600,000 was to be due in order to exercise the option. On June 7, 2017, the Company negotiated a second extension of the closing date of the option agreement to September 30, 2017 in return for a cash payment of $406,590 (US$300,000), which will be credited against the remaining purchase price of US$1,600,000 upon exercise of the option. On September 1, 2017, the Company negotiated a third extension of the closing date of the option agreement to June 30, 2018 in return for cash payments as follows: US$300,000 by September 30, 2017 (paid), US$300,000 by December 30, 2017 (paid), US$300,000 by March 30, 2018, and a final payment of US$400,000 by June 30, 2018, which comprise the remaining purchase price of US$1,300,000 in full. At January 31, 2018, a total of US$700,000 remained payable.

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

On September 26, 2017, the Company completed a non-brokered private placement, issuing an aggregate of 7,077,140 units at a price of $0.15 per unit for gross proceeds of $1,061,570.  Each unit consisted of one share of common stock and one non-transferable share purchase warrant exercisable into one share of common stock at a price of $0.25 for a period of two years from the date of issuance. In connection with the private placement, the Company paid finders fees of $540 and issued a total of 3,600 finders’ warrants exercisable into one share of common stock at a price of $0.25 for a period of two years from the date of issuance.

On December 27, 2017, the Company completed the second tranche of a non-brokered private placement, issuing an aggregate of 6,417,000 units at a price of $0.15 per unit for gross proceeds of $962,550. Each unit consisted of one share of common stock and one non-transferable share purchase warrant exercisable into one share of common stock at a price of $0.25 for a period of two years from the date of issuance. In connection with the private placement, the Company paid finders fees of $55,779 and issued a total of 371,860 finders’ warrants exercisable into one share of common stock at a price of $0.25 for a period of two years from the date of issuance.

On January 3, 2018, the Company completed the third and final tranche of a non-brokered private placement, issuing an aggregate of 133,333 units at a price of $0.15 per unit for gross proceeds of $20,000. Each unit consisted of one share of common stock and one non-transferable share purchase warrant exercisable into one share of common stock at a price of $0.25 for a period of two years from the date of issuance.

On February 12, 2018, 500,000 stock options exercisable at a price of $0.33 were cancelled pursuant to a contract termination.

Plan of Operations

As at January 31, 2018, the Company had a cash balance of $143,375, compared to a cash balance of $337,099 as of July 31, 2017.

The Company’s plan of operations for the next 12 months is to continue its current diamond drilling exploration program at the Idaho-Maryland Mine Property. The Company plans to complete the recommended work program as outlined in the Technical Report on the Idaho-Maryland Mine Property (the “Technical Report”), which was issued on June 1, 2017.

On January 3rd 2018 the Company announced the assay results from drill hole B-17-01, the first drill hole of the exploration drilling program at the Idaho-Maryland (“I-M”) Gold Project located in Nevada County, California.

Diamond drill hole B-17-01 (“the Drillhole”) was completed in November 2017. The Drillhole had a total length of 1419 m (4654 ft) and reached a depth of ~1157 m (3794 ft) below surface.  The starting azimuth of the Drillhole was 310 degrees and the ending azimuth was 278 degrees with an average inclination of ~55 degrees.

An intercept of 62.7 gpt gold over 2.7 m was intersected in the Center Vein of the Brunswick #1 Vein Set, approximately 50 m below the B1600 level at a depth of ~540 m below surface.  The true width of the intercept is estimated at 1.4 m.  The Drillhole intersected three sub-parallel veins at the Brunswick #1 Vein. The B1 Vein Set, including the Center Vein and two sections of internal waste, averaged 12.2 gpt gold over 14.9 m with an estimated true width of 7.8 m.

A summary of the most significant assay composites from the Drillhole is presented in Table 1.

The Drillhole azimuth deviated significantly from the planned azimuth and therefore did not intersect the Idaho #1 Vein at depth as as outlined in the Technical Report on the Idaho-Maryland Mine Property (the “Technical Report”), which was issued on June 1, 2017. This target remains untested and will be tested with future drilling.

Table 1 – Assay Composites for Drillhole B-17-01

Zone	From (m)	To (m)	Interval (m)	Est. True Width (m)	Gold (gpt)
Brunswick #1 Vein Set	638.9	653.8	14.9	7.8	12.2
Including
HW Vein	638.9	640.4	1.5	0.8	3.2
Internal Waste	640.4	643.7	3.3	1.7	0.1
Center Vein	643.7	646.5	2.7	1.4	62.7
Internal Waste	646.5	652.4	5.9	3.1	0.2
FW Vein	652.4	653.8	1.4	0.7	2.9

Second Intercept	1111.6	1126.8	15.2	?	4.5
Including	1111.6	1113.6	2.0	?	31.4

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

Though the Company recently completed private placements whereby it raised a total of $2,044,120, the Company does not currently have sufficient funds to both carry out an exploration program and cover its anticipated general operating expenses for the year, so it will require additional funding. The Company anticipates that additional funding will be in the form of equity financing from the sale of its common stock or from loans from one of several directors or officers, or companies controlled by directors or officers. The Company does not have any arrangements in place for any future equity financing or loans, and if the Company is not successful in raising additional financing, the Company anticipates that it will not be able to proceed with its business plan.

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

Results of Operations

For the Periods Ended January 31, 2018 and 2017

The Company’s operating results for the periods ended January 31, 2018 and 2017 are summarized as follows:

	For the six month period ended January 31, 2018	For the six month period ended January 31, 2017
Consulting	$39,500	$195,171
Directors fees	50,855	-
Filing and regulatory	61,514	19,204
Foreign exchange	(21,688)	1,407
Gain on settlement of payables	(1,608)	(11,415)
General and administrative	105,436	60,006
Geological mineral property costs	709,677	-
Professional fees	224,057	93,752
Promotion and shareholder communication	258,307	267,673
Property investigation costs	-	55,253
Salaries	91,077	64,225
Share-based payments	-	570,255
Loss for the period	(1,517,127)	(1,315,531)

The Company’s operating expenses increased during the period ended January 31, 2018 compared to the prior period primarily as a result of the Company’s work program on the I-M Mineral Property, as well as increased costs for consulting, filing and regulatory, professional fees and promotion and shareholder communications, driven by increases in consulting and expenses related to planning and researching the Company’s mineral properties along with completing the recommended diamond drilling exploration program, costs related to various legal work and the recent filing of an S-1 Registration Statement with the U.S. Securities and Exchange Commission, and promotional activity involved in raising funds in the recent private placement.

Liquidity and Capital Resources

Working Capital

	At January 31, 2018	At July 31, 2017	Change between July 31, 2017 and January 31, 2018
Current Assets	$192,288	$520,300	$(328,012)
Current Liabilities	193,417	334,871	141,454
Working Capital/(Deficit)	(1,129)	185,429	(186,558)

Cash Flows

	For the six month period ended January 31, 2018	For the six month period ended January 31, 2017
Net Cash used in Operating Activities	$(1,426,484)	$(1,182,811)
Net Cash used in Investing Activities	(750,243)	(2,786,872)
Net Cash provided by Financing Activities	1,983,003	4,427,908
Net Increase (Decrease) in Cash During Period	(193,724)	458,225

As of January 31, 2018, the Company had $143,375 in cash, $192,288 in current assets, $4,732,385 in total assets, $193,417 in current and total liabilities, working capital deficit of $1,129 and an accumulated deficit of $7,545,051.

During the six month period ended January 31, 2018, the Company used $1,426,484 (2017 - $1,182,811) in net cash on operating activities.  The difference in net cash used in operating activities during the two periods was largely due to the increase in the Company’s net loss for the most recent year, as adjusted for an increase in prepaid expenses, and the accrual of a larger accounts payable, accrued liabilities and due to related parties balance based on the increased overall activity of the Company.

During the six month period ended January 31, 2018, the Company used net cash of $750,243 (US$600,000) (2017 - $2,786,872 or US$2,100,000) in investing activities for the recent option agreement to increase the holdings of the Idaho-Maryland property.

The Company received net cash of $1,983,003 (2017 - $4,427,908) from financing activities during the six month period ended January 31, 2018. In the current period, the Company received gross proceeds of $2,044,120 (2017 - $4,476,900) from private placements and proceeds of $19,267 (2017 - $27,208) from warrants exercised, offset by $80,384 (2017 - $119,950) in share issuance costs. In the prior period, the Company also received $43,750 from subscriptions received in advance.

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

As of the end of the period covered by this Report, management of the Company carried out an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on this evaluation, management concluded that the Company’s disclosure controls and procedures were not effective as of January 31, 2018 because a material weakness in internal control over financial reporting existed as of that date as a result of a lack of segregation of incompatible duties due to insufficient personnel.

A material weakness is a deficiency or a combination of control deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the period ended January 31, 2018 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

By:	/s/ Benjamin Mossman
Benjamin Mossman, Chief Executive Officer
Date:	March 16, 2018