Form 10-Q
period 2018-04-30
Rise Gold Corp.
filed 2018-06-14
CIK 1424864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2018

❑ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-53848

RISE GOLD CORP.

(Exact name of registrant as specified in its charter)

Nevada	30-0692325
(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)

650-669 Howe Street Vancouver, British Columbia, Canada V6C 0B4
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

As of June 14, 2018, the registrant had 116,105,982 shares of common stock issued and outstanding.

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

PERIOD ENDED APRIL 30, 2018

RISE GOLD CORP.

(An Exploration Stage Company)

CONDENSED CONSOLIDATED INTERIM STATEMENT OF FINANCIAL POSITION

(Expressed in Canadian Dollars)

(Unaudited)

AS AT

	April 30, 2018	July 31, 2017

ASSETS

Current
Cash	$ 1,735,180	$ 337,099
Receivables	42,651	18,083
Prepaid expenses	530,524	165,118

	2,308,355	520,300

Mineral property interests (Note 3)	4,928,297	3,789,854

	$ 7,236,652	$ 4,310,154

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current
Accounts payable and accrued liabilities (Note 6)	$ 197,166	$ 276,407
Due to related parties (Note 6)	26,969	20,385
Loan from related parties (Note 6)	49,150	38,079

	273,285	334,871

Stockholders’ equity
Capital stock, $0.001 par value, 400,000,000 shares authorized;
116,105,982 (July 31, 2017 – 66,707,655) shares issued and outstanding (Note 7)	116,106	66,708
Additional paid-in-capital (Note 7)	16,280,575	10,103,162
Subscriptions receivable (Note 7)	(302,600)	-
Cumulative translation adjustment	(166,663)	(166,663)
Deficit	(8,964,051)	(6,027,924)

	6,963,367	3,975,283

	$ 7,236,652	$ 4,310,154

Nature and continuance of operations (Note 1)

Contingency (Note 4)

Subsequent events (Notes 3 and 7)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

RISE GOLD CORP.

(An Exploration Stage Company)

CONDENSED CONSOLIDATED INTERIM STATEMENT OF LOSS AND COMPREHENSIVE LOSS

(Expressed in Canadian Dollars)

(Unaudited)

	Three months ended April 30, 2018	Three months ended April 30, 2017	Nine months ended April 30, 2018	Nine months ended April 30, 2017

EXPENSES
Consulting (Note 6)	$ 18,000	$ 235,171	$ 57,500	$ 430,342
Directors fees	22,252	-	73,107	-
Filing and regulatory	10,266	8,796	71,780	28,000
Foreign exchange	6,380	(1,233)	(15,308)	174
Gain on settlement of payables	-	-	(37,068)	(11,415)
General and administrative	33,649	56,121	139,085	116,127
Geological, mineral and prospect costs (Note 3)	440,615	171,146	1,150,292	171,146
Professional fees	127,971	167,807	352,028	261,559
Promotion and shareholder communication	65,502	311,880	323,809	579,553
Property investigation costs	-	-	-	55,253
Salaries (Note 6)	56,465	17,127	147,542	81,352
Share-based payments (Note 7)	673,360	439,809	673,360	1,010,064
Write off mineral property costs (Note 3)	-	563,031	-	563,031

Net loss and comprehensive loss	$ (1,454,460)	$ (1,969,655)	$ (2,936,127)	$ (3,285,186)

Basic and diluted loss per common share	$ (0.02)	$ (0.03)	$ (0.04)	$ (0.07)

Weighted average number of common shares outstanding	85,685,791	57,384,021	74,624,290	43,888,371

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

RISE GOLD CORP.

(An Exploration Stage Company)

CONDENSED CONSOLIDATED INTERIM STATEMENT OF CASH FLOWS

(Expressed in Canadian Dollars)

(Unaudited)

FOR THE NINE MONTH PERIODS ENDED APRIL 30

	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Loss for the period	$ (2,936,127)	$ (3,285,186)
Items not involving cash
Accrued interest expense	-	19,200
Gain on settlement of payables	(37,068)	(11,415)
Shares issued for compensation	-	60,000
Share-based payments	673,360	1,010,064
Unrealized foreign exchange	11,071	6,167
Write off mineral property costs	-	563,031
Non-cash working capital item changes:
Receivables	(24,568)	(20,081)
Prepaid expenses	(365,406)	(322,322)
Accounts payable and accrued liabilities	18,358	209,993
Due to related parties	6,584	-

Net cash used in operating activities	(2,653,796)	(1,770,549)

CASH FLOWS FROM INVESTING ACTIVITIES
Mineral property	(1,138,443)	(3,054,872)

Net cash used in investing activities	(1,138,443)	(3,054,872)

CASH FLOWS FROM FINANCING ACTIVITIES
Private placement	5,257,620	4,590,650
Warrants exercised	19,267	27,208
Options exercised	-	60,000
Share issuance costs	(86,567)	(241,942)
Promissory notes	-	220,000
Subscriptions received in advance	-	678,650

Net cash provided by financing activities	5,190,320	5,334,566

Change in cash for the period	1,398,081	509,145

Cash, beginning of period	337,099	139,021

Cash, end of period	$ 1,735,180	$ 648,166

Cash paid for:
Interest	$ -	$ -
Income taxes	$ -	$ -

Supplemental cash flow information (Note 8)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

RISE GOLD CORP.

(An Exploration Stage Company)

CONDENSED CONSOLIDATED INTERIM STATEMENT OF STOCKHOLDERS’ EQUITY

(Expressed in Canadian Dollars)

(Unaudited)

	Capital Stock
	Number	Amount	Additional Paid-in Capital	Subscriptions Receivable	Subscriptions Received in Advance	Cumulative Translation Adjustment	Deficit	Total

Balance as at July 31, 2016	32,866,261	$ 32,867	$ 2,475,194	$ -	$ -	$ (166,663)	$ (1,836,969)	$ 504,429
Shares issued for cash	22,839,500	22,839	4,567,811	-	-	-	-	4.590.650
Shares issued for mineral property	920,000	920	183,080	-	-	-	-	184,000
Shares issued for compensation	400,000	400	59,600	-	-	-	-	60,000
Warrants exercised	272,080	272	26,936	-	-	-	-	27,208
Options exercised	400,000	400	59,600	-	-		-	60,000
Subscriptions received in advance	-	-	-	-	678,650	-	-	678,650
Share issuance costs	-	-	(240,478)	-	-	-	-	(240,478)
Share-based payments	-	-	1,010,064	-	-	-	-	1,010,064
Loss for the period	-	-	-	-	-	-	(3,285,186)	(3,285,186)

Balance as at April 30, 2017	57,697,841	$ 57,698	$ 8,141,807	$ -	$ 678,650	$ (166,663)	$ (5,122,155)	$ 3,589,337
Shares issued for cash	9,009,814	9,010	2,063,247	-	(678,650)	-	-	1,393,607
Share issuance costs	-	-	(101,892)	-	-	-	-	(101,892)
Loss for the period	-	-	-	-	-	-	(905,769)	(905,769)

Balance as at July 31, 2017	66,707,655	$ 66,708	$ 10,103,162	$ -	$ -	$ (166,663)	$ (6,027,924)	$ 3,975,283
Shares issued for cash	48,788,473	48,788	5,511,432	(302,600)	-	-	-	5,257,620
Shares issued for debt conversion	417,184	417	60,074	-	-	-	-	60,491
Warrants exercised	192,670	193	19,074	-	-	-	-	19,267
Share issuance costs	-	-	(86,527)	-	-	-	-	(86,527)
Share-based payments	-	-	673,360	-	-	-	-	673,360
Loss for the period	-	-	-	-	-	-	(2,936,127)	(2,936,127)

Balance as at April 30, 2018	116,105,982	$ 116,106	$ 16,280,575	$ (302,600)	$ -	$ (166,663)	$ (8,964,051)	$ 6,963,367

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

RISE GOLD CORP.

(An Exploration Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE PERIOD ENDED APRIL 30, 2018

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

The Company is in the early stages of exploration and as is common with any exploration company, it raises financing for its acquisition activities.  The accompanying condensed consolidated interim financial statements have been prepared on the going concern basis, which presumes that the Company will continue operations for the foreseeable future and will be able to realize assets and discharge liabilities in the normal course of business.  The Company has incurred a loss of $2,936,127 for the period ended April 30, 2018 and has accumulated a deficit of $8,964,051.  This raises substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to maintain continued support from its shareholders and creditors and to raise additional capital and implement its business plan.  The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

At April 30, 2018, the Company had working capital of $2,035,070.

2.

BASIS OF PREPARATION

Generally Accepted Accounting Principles

The accompanying unaudited condensed consolidated interim financial statements have been prepared in conformity with generally accepted accounting principles of the United States of America (“US GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) for financial information with the instructions to Form 10-Q and Regulation S-K. Results are not necessarily indicative of results which may be achieved in the future.  The unaudited condensed consolidated interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the audited financial statements and notes thereto, together with Management’s Discussion and Analysis, for the year ended July 31, 2017. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such SEC rules and regulations. The operating results for the nine months ended April 30, 2018 are not necessarily indicative of the results that may be expected for the year ended July 31, 2018.

Basis of Consolidation

These condensed consolidated interim financial statements include the accounts of the Company and its wholly-owned subsidiary Rise Grass Valley Inc. All significant intercompany accounts and transactions have been eliminated on consolidation.

RISE GOLD CORP.

(An Exploration Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE PERIOD ENDED APRIL 30, 2018

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

RISE GOLD CORP.

(An Exploration Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE PERIOD ENDED APRIL 30, 2018

(Expressed in Canadian Dollars)

(Unaudited)

3.

MINERAL PROPERTY INTERESTS

The Company’s mineral properties balance consists of:

	Indata, British Columbia	Klondike, British Columbia	Idaho-Maryland, California	Total

Balance, July 31, 2016	$ 50,000	$ 513,031	$ -	$ 563,031
Cash paid	-	-	3,605,854	3,605,854
Shares issued	-	-	184,000	184,000
Write-off	(50,000)	(513,031)	-	(563,031)

Balance, July 31, 2017	-	-	3,789,854	3,789,854
Cash paid	-	-	1,138,443	1,138,443

Balance, April 30, 2018	$ -	$ -	$ 4,928,297	$ 4,928,297

Title to mineral properties

Title to mineral properties involves certain inherent risks due to the difficulties of determining the validity of certain mineral titles as well as the potential for problems arising from the frequently ambiguous conveying history characteristic of many mineral properties. As at April 30, 2018, the Company holds title to the Idaho-Maryland Gold Mine Property.

As of April 30, 2018, based on management’s review of the carrying value of mineral rights, management determined that there is no evidence that the cost of these acquired mineral rights will not be fully recovered and accordingly, the Company determined that no adjustment to the carrying value of mineral rights was required. As of the date of these condensed consolidated interim financial statements, the Company has not established any proven or probable reserves on its mineral properties and has incurred only acquisition and exploration costs.

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

RISE GOLD CORP.

(An Exploration Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE PERIOD ENDED APRIL 30, 2018

(Expressed in Canadian Dollars)

(Unaudited)

3.

MINERAL PROPERTY INTERESTS (continued)

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

On January 6, 2017, the Company entered into an option agreement with Sierra Pacific Industries Inc. (“Sierra Pacific”) to purchase a 100% interest in and to certain surface rights totalling approximately 82 acres located near Grass Valley, California, United States, contiguous to the Idaho-Maryland Gold Mine property acquired by the Company on January 25, 2017.  Pursuant to the option agreement, in order to exercise the option, the Company was to have paid US$1,900,000 by March 31, 2017. Upon execution of the option agreement, the Company paid the Sierra Pacific a non-refundable cash deposit in the amount of $132,732 (US$100,000), which was credited against the purchase price of US$1,900,000 upon exercise of the option. On April 3, 2017, the Company negotiated an extension of the closing date of the option agreement to June 30, 2017, in return for a cash payment of $268,000 (US$200,000), at which time a payment of US$1,600,000 was due in order to exercise the option. On June 7, 2017, the Company negotiated an extension of the closing date of the option agreement to September 30, 2017, in return for a cash payment of $406,590 (US$300,000), at which time a payment of US$1,300,000 was due in order to exercise the option. On September 1, 2017, the Company negotiated a third extension of the closing date of the option agreement to June 30, 2018 in return for cash payments as follows: US$300,000 by September 30, 2017 (paid $372,078), US$300,000 by December 30, 2017 (paid $378,165), US$300,000 by March 30, 2018 (paid $388,200), and a final payment of US$400,000 by June 30, 2018 (paid May 15, 2018), which comprise the remaining purchase price of US$1,300,000 in full.  At April 30, 2018 a total of US$400,000 was still required to be paid under the agreement to exercise the option; subsequent to April 30, 2018, the Company paid this in full, resulting in the full exercise of the option and purchase of the property from Sierra Pacific effective as of May 15, 2018.

RISE GOLD CORP.

(An Exploration Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE PERIOD ENDED APRIL 30, 2018

(Expressed in Canadian Dollars)

(Unaudited)

3.

MINERAL PROPERTY INTERESTS (continued)

Idaho-Maryland Gold Mine Property, California (continued)

As at April 30, 2018, the Company has incurred cumulative property investigation costs of $55,253 and cumulative exploration expenditures of $1,526,272 on the Idaho-Maryland Gold Mine property as follows:

	Nine month period ended April 30, 2018	Year ended July 31, 2017

Opening balance	$ 375,980	$ -
Idaho-Maryland Gold Mine expenditures:
Consulting	$ 222,516	$ 287,411
Exploration	637,910	54,753
Rent	24,119	10,968
Supplies	125,723	4,020
Sampling	111,403	8,623
Travel	28,621	10,205
Total expenditures	$ 1,150,292	$ 375,980

Closing balance	$ 1,526,272	$ 375,980

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

6.

RELATED PARTY TRANSACTIONS

Key management personnel consist of the Chief Executive Officer, Chief Financial Officer, and the directors of the Company.  The remuneration of the key management personnel is as follows:

a)

Salaries of $135,000 (2017 - $90,000) and nil (2017 – 400,000) shares of common stock valued at $nil (2017 - $60,000), recognized in consulting expense, to the CEO of the Company.

b)

Consulting fees of $nil (2017 - $42,619) to the former CEO of the Company.

RISE GOLD CORP.

(An Exploration Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE PERIOD ENDED APRIL 30, 2018

(Expressed in Canadian Dollars)

(Unaudited)

6.

RELATED PARTY TRANSACTIONS (continued)

c)

Consulting fees of $36,000 (2017 - $40,489) to the CFO of the Company, and consulting fees of $10,750 (2017 - $8,476) and rent of $3,600 (2017 - $nil) to a company in which the CFO holds a 50% interest.

d)

Consulting fees of $10,750 (2017 - $8,476) and rent of $3,600 (2017 - $nil) to a company in which a former director of the Company holds a 50% interest.

e)

Directors fees of $73,107 (2017 - $Nil) to directors of the Company.

f)

Share-based payments of $631,150 (2017 - $885,375) to the CEO and directors of the Company.

As at April 30, 2018, the Company has recorded loans from related parties of $10,000 and $39,150 (US$30,500) (July 31, 2017 - $38,079 (US$30,500)) representing advances made by a director and a former director and officer.  The advances are due on demand without interest.

As at April 30, 2018, included in accounts payable and accrued liabilities is $26,969 (July 31, 2017 - $20,385) in accounts and advances payable and accrued liabilities to current and former directors, officers and companies controlled by directors and officers of the Company.

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

On August 9, 2017, the Company issued 417,184 units to a third party pursuant to a debt conversion by the third party in the amount of $95,952, representing finders’ fees payable on the private placement which closed May 5, 2017. Each unit consists of one share of common stock and one transferable share purchase warrant exercisable into one share of common stock at a price of $0.40 for a period of two years from the date of issuance. At the time of issuance, the units had a fair value of $60,491 ($0.145 per unit); accordingly, the Company recognized a gain on settlement of debt of $35,461 for the nine month period ended April 30, 2018.

On January 29, 2018, the Company issued a total of 192,670 shares of common stock upon the exercise of finders’ warrants at a price of $0.10 per share.

RISE GOLD CORP.

(An Exploration Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE PERIOD ENDED APRIL 30, 2018

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

FOR THE PERIOD ENDED APRIL 30, 2018

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

On April 18, 2018, the Company completed a non-brokered private placement, issuing an aggregate of 35,161,000 units at a price of $0.10 per unit for gross proceeds of $3,516,100. Each unit consisted of one share of common stock and one non-transferable share purchase warrant exercisable into one share of common stock at a price of $0.15 for a period of three years from the date of issuance. In connection with the private placement, the Company paid finders fees of $2,100 and issued a total of 21,000 finders’ warrants valued at $1,467 (discount rate – 1.88%, volatility – 123.60%, expected life – 2 years, dividend yield – 0%), exercisable into one share of common stock at a price of $0.15 for a period of two years from the date of issuance. As at April 30, 2018, $302,600 has been recorded as subscriptions receivable, and was received in full subsequent to April 30, 2018.

Stock Options

During the nine month period ended April 30, 2018, the Company granted a total of 6,381,000 stock options to employees, officers, directors, and consultants of the Company, exercisable at a weighted average price of $0.12 per share for a period of five years;

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

d)

900,000 stock options to two directors of the Company, exercisable at a price of $0.28 per share until April 20, 2020.

The following incentive stock options were outstanding at April 30, 2018:

Number of Options	Exercise Price	Expiry Date

1,100,000	$0.15	March 22, 2021
586,600	0.20	August 8, 2021
2,142,542	0.24	December 27, 2021
500,000	0.27	April 3, 2022
900,000	0.28	April 20, 2020
6,381,000	0.12	April 19, 2023
11,610,142	$0.17

RISE GOLD CORP.

(An Exploration Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE PERIOD ENDED APRIL 30, 2018

(Expressed in Canadian Dollars)

(Unaudited)

7.

CAPITAL STOCK AND ADDITIONAL PAID-IN-CAPITAL (continued)

Stock Options (continued)

Stock option transactions are summarized as follows:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value

Balance, July 31, 2016	2,700,000	$ 0.15	Nil
Options granted	4,629,142	0.26	Nil
Options exercised	(400,000)	(0.15)	Nil
Options expired/forfeited	(1,200,000)	(0.15)	Nil

Balance, July 31, 2017	5,729,142	$ 0.24	Nil
Options granted	6,381,000	0.12	Nil
Options expired/forfeited	(500,000)	(0.33)	Nil

Balance outstanding and exercisable, April 30, 2018	11,610,142	$ 0.17	Nil

Warrants

The following warrants were outstanding at April 30, 2018:

Number of Warrants	Exercise Price	Expiry Date

1,500,000	$0.227	July 13, 2018
22,148,800	0.40	December 23, 2018
2,286,100	0.40	January 24, 2019
465,500	0.40	February 6, 2019
9,863,486	0.40	May 5, 2019
7,080,740	0.25	September 25, 2019
6,788,860	0.25	December 27, 2019
133,333	0.25	January 3, 2020
21,000	0.15	April 18, 2020
35,161,000	0.15	April 18, 2021
85,448,819	$0.27

RISE GOLD CORP.

(An Exploration Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE PERIOD ENDED APRIL 30, 2018

(Expressed in Canadian Dollars)

(Unaudited)

7.

CAPITAL STOCK AND ADDITIONAL PAID-IN-CAPITAL (continued)

Warrants (continued)

Warrant transactions are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price

Balance, July 31, 2016	1,964,750	$ 0.20
Warrants issued	34,346,702	0.40
Warrants exercised	(272,080)	(0.10)

Balance, July 31, 2017	36,039,372	$ 0.39
Warrants issued	49,602,117	0.18
Warrants exercised	(192,670)	(0.10)

Balance, April 30, 2018	85,448,819	$ 0.27

During the nine month period ended April 30, 2018, the Company issued a total of 396,460 (2017 – 1,140,900) finders’ warrants with a weighted average fair value of $0.08 (2017 - $0.18) per warrant.

The following weighted average assumptions were used for the Black-Scholes option-pricing model valuation of finders’ warrants issued during the period:

	2018	2017

Risk-free interest rate	1.65%	0.76%
Expected life of warrants	2.0 years	2.0 years
Expected annualized volatility	139.09%	179.45%
Dividend	Nil	Nil
Forfeiture rate	0%	0%

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

During the nine month period ended April 30, 2018, the Company granted 6,381,000 (2017 – 4,629,142) stock options with a weighted average fair value of $0.11 (2017 - $0.18) per share, recognizing share-based payments expense of $673,360 (2017 - $1,010,064).

RISE GOLD CORP.

(An Exploration Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE PERIOD ENDED APRIL 30, 2018

(Expressed in Canadian Dollars)

(Unaudited)

7.

CAPITAL STOCK AND ADDITIONAL PAID-IN-CAPITAL (continued)

Share-Based Payments (continued)

The following weighted average assumptions were used for the Black-Scholes option-pricing model valuation of stock options granted during the period:

	2018	2017

Risk-free interest rate	2.12%	0.82%
Expected life of options	5.00 years	4.07 years
Expected annualized volatility	136.38%	128.23%
Dividend	Nil	Nil
Forfeiture rate	0%	0%

8.

SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

During the nine month period ended April 30, 2018, the Company:

a)

Issued a total of 396,460 finders’ warrants valued at $30,852 recorded as share issuance costs (Note 7);

b)

Issued 417,184 units, each unit comprised of one share of common stock and one share purchase warrant, valued at $60,491, pursuant to a debt conversion in relation to the settlement of $95,952 in finders’ fees payable on the private placement which closed on May 5, 2017 (Note 7); and

c)

Accrued $7,100 in share issuance costs through accounts payable and accrued liabilities.

During the nine month period ended April 30, 2017, the Company

a)

Issued 1,140,900 agent warrants valued at $200,300 (Note 7);

b)

Issued 920,000 units, each unit comprising one common share and one share purchase warrant, valued at $184,000 for a debt conversion in relation to mineral property acquisition (Note 7); and

c)

Accrued $1,200 in share issuance costs through accounts payable and accrued liabilities.

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

Prior to entering into the Option Agreement, the Company was an exploration stage company engaged in exploring and evaluating potential strategic transactions in multiple industries, including but not limited to mineral properties and technology.

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

On January 6, 2017, the Company entered into an option agreement with Sierra Pacific Industries Inc. (“Sierra Pacific”) to purchase a 100% interest in and to certain surface rights totalling approximately 82 acres located near Grass Valley, California, United States, contiguous to the Idaho-Maryland Gold Mine property acquired by the Company on January 25, 2017.  Pursuant to the option agreement, in order to exercise the option, the Company was to have paid US$1,900,000 by March 31, 2017. Upon execution of the option agreement, the Company paid the vendors a non-refundable cash deposit in the amount of $132,732 (US$100,000), which was credited against the purchase price of US$1,900,000 upon exercise of the option. On April 3, 2017, in return for a cash payment of $268,000 (US$200,000), the Company negotiated an extension of the closing date of the option agreement to June 30, 2017, at which time a payment of US$1,600,000 was to be due in order to exercise the option. On June 7, 2017, the Company negotiated a second extension of the closing date of the option agreement to September 30, 2017 in return for a cash payment of $406,590 (US$300,000), which was credited against the remaining purchase price of US$1,600,000 upon exercise of the option. On September 1, 2017, the Company negotiated a third extension of the closing date of the option agreement to June 30, 2018 in return for cash payments as follows: US$300,000 by September 30, 2017 (paid), US$300,000 by December 30, 2017 (paid), US$300,000 by March 30, 2018 (paid), and a final payment of US$400,000 by June 30, 2018. At the date of this MD&A, all payments have been made resulting in the Company fully exercising its option and purchase of the property from Sierra Pacific effective as of May 15, 2018.

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

On April 18, 2018, the Company completed a non-brokered private placement, issuing an aggregate of 35,161,000 units at a price of $0.10 per unit for gross proceeds of $3,516,100. Each unit consisted of one share of common stock and one non-transferable share purchase warrant exercisable into one share of common stock at a price of $0.15 for a period of three years from the date of issuance. In connection with the private placement, the Company paid finders fees of $2,100 and issued a total of 21,000 finders’ warrants exercisable into one share of common stock at a price of $0.15 for a period of two years from the date of issuance.

On April 19, 2018, the Company granted an aggregate of 6,381,000 stock options to its employees, officers, directors, and consultants, each option exercisable at a price of $0.12 for a period of five years.

Plan of Operations

As at April 30, 2018, the Company had a cash balance of $1,735,180, compared to a cash balance of $337,099 as of July 31, 2017.

The Company’s plan of operations for the next 12 months is to continue its current diamond drilling exploration activities at the Idaho-Maryland Mine Property, located in Nevada County, California. The Company plans to continue the recommended work program as outlined in the Technical Report on the Idaho-Maryland Mine Property (the “Technical Report”), which was issued on June 1, 2017.

On January 3, 2018 the Company announced the assay results from drill hole B-17-01, the first drill hole of the exploration drilling program at the Idaho-Maryland Mine Property.

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

The Drillhole azimuth deviated significantly from the planned azimuth and therefore did not intersect the Idaho #1 Vein at depth as as outlined in the Technical Report, which was issued on June 1, 2017. This target remains untested and is being tested in the drill program currently underway.

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

On April 25, 2018, the Company announced the recommencement of exploration core drilling at the Idaho-Maryland Gold Property. The Company plans to drill additional holes in the B1 Vein to follow-up on Drillhole B-17-01. These holes will target an area between the B1600 level and the B2300 level. Historical records report both levels on the B1 Vein to be mineralized. Drilling will also test several other Brunswick veins which are parallel to the B1 Vein. The Company expects to be drilling the Brunswick targets until approximately mid-June and then the drill will be moved to test the Idaho #1 Vein target as recommended in the Technical Report.

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

The Company has not attained profitable operations and is dependent upon obtaining financing to pursue its proposed exploration activities. For these reasons the Company believes that there is substantial doubt that it will be able to continue as a going concern.

Results of Operations

For the Periods Ended April 30, 2018 and 2017

The Company’s operating results for the periods ended April 30, 2018 and 2017 are summarized as follows:

	For the nine month period ended April 30, 2018	For the nine month period ended April 30, 2017
Consulting	$57,500	$430,342
Directors fees	73,107	-
Filing and regulatory	71,780	28,000
Foreign exchange	(15,308)	174
Gain on settlement of payables	(37,068)	(11,415)
General and administrative	139,085	116,127
Geological, mineral and prospect costs	1,150,292	171,146
Professional fees	352,028	261,559
Promotion and shareholder communication	323,809	579,553
Property investigation costs	-	55,253
Salaries	147,542	81,352
Share-based payments	673,360	1,010,064
Write off mineral property costs	-	563,031
Loss for the period	$(2,936,127)	$(3,285,186)

The Company’s operating expenses decreased during the period ended April 30, 2018 compared to the prior period primarily as a result of reductions in share-based payments, consulting, and professional fees, as well as a write-off of mineral property costs recognized in the prior year, offset by the increased costs of Company’s work program on the I-M Mineral Property.

Liquidity and Capital Resources

Working Capital

	At April 30, 2018	At July 31, 2017	Change between July 31, 2017 and April 30, 2018
Current Assets	$2,308,355	$520,300	$1,788,055
Current Liabilities	$273,285	$334,871	$61,586
Working Capital	$2,035,070	$185,429	$1,849,641

Cash Flows

	For the nine month period ended April 30, 2018	For the nine month period ended April 30, 2017
Net Cash used in Operating Activities	$(2,653,796)	$(1,770,549)
Net Cash used in Investing Activities	$(1,138,443)	$(3,054,872)
Net Cash provided by Financing Activities	$5,190,320	$5,334,566
Net Increase in Cash During Period	$1,398,081	$509,145

As of April 30, 2018, the Company had $1,735,180 in cash, $2,308,355 in current assets, $7,236,652 in total assets, $273,285 in current and total liabilities, working capital of $2,035,070 and an accumulated deficit of $8,964,051.

During the nine month period ended April 30, 2018, the Company used $2,653,796 (2017 - $1,770,549) in net cash on operating activities. The difference in net cash used in operating activities during the two periods was largely due to the increase in the Company’s net loss for the most recent year, as adjusted for non-cash items, most significantly share-based payments of $673,360 (2017 - $1,010,064) and write off of mineral property costs of $nil (2017 - $563,031), and a decrease in accounts payable and accrued liabilities.

During the nine month period ended April 30, 2018, the Company used net cash of $1,138,443 (US$900,000) (2017 - $3,054,872 or US$2,300,000) in investing activities for the recent option agreement to increase the holdings of the Idaho-Maryland property.

The Company received net cash of $5,190,320 (2017 - $5,334,566) from financing activities during the nine month period ended April 30, 2018. In the current period, the Company received gross proceeds of $5,257,260 (2017 - $4,590,650) from private placements, proceeds of $19,267 (2017 - $27,208) from warrants exercised, and proceeds of $Nil (2017 - $60,000) from options exercised, offset by $86,567 (2017 - $241,942) in share issuance costs. In the prior period, the Company also received $220,000 in promissory notes and $678,650 from subscriptions received in advance.

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

As of the end of the period covered by this Report, management of the Company carried out an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on this evaluation, management concluded that the Company’s disclosure controls and procedures were not effective as of April 30, 2018 because a material weakness in internal control over financial reporting existed as of that date as a result of a lack of segregation of incompatible duties due to insufficient personnel.

A material weakness is a deficiency or a combination of control deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the period ended April 30, 2018 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

By:	/s/ Benjamin Mossman
Benjamin Mossman, Chief Executive Officer
Date:	June 14, 2018