Form 10-K
period 2018-07-31
Rise Gold Corp.
filed 2018-10-30
CIK 1424864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2018

Commission File Number: 000-53848

RISE GOLD CORP.

(Exact name of registrant as specified in its charter)

Nevada	30-0692325
(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)

650 – 669 Howe Street

Vancouver, British Columbia, Canada V6C 0B4

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934: ☐ Yes ☒ No

Indicate by check mark whether the registrant(1) has filed all reports required by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Smaller reporting company ☒
Non-accelerated filer ☐	Emerging growth company ☒
Accelerated filer ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: US$9,029,303

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of October 25, 2018, the registrant had 138,490,357 shares of common stock issued and outstanding.

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K (this “Report”) contains “forward-looking statements” relating to Rise Gold Corp. (the “Company”) which represent our current expectations or beliefs, including statements concerning its operations, performance, financial condition and growth. For this purpose, any statements contained in this Report that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as “may”, “anticipate”, “intend”, “could”, “estimate”, or “continue” or the negative or other comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, such as credit losses, dependence on management and key personnel, our ability to continue our growth strategy and competition, certain of which are beyond our control. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

CURRENCY

In this Report, unless otherwise indicated, all dollar amounts are expressed in Canadian dollars and references to $ are to Canadian dollars.

PART I

Item 1.	Business

DESCRIPTION OF BUSINESS

General Corporate Information

Our company was incorporated on February 9, 2007 as Atlantic Resources Inc. in the state of Nevada pursuant to the Nevada Revised Statutes. On April 11, 2012, we changed our name to Patriot Minefinders Inc. On January 14, 2015, we changed our name to Rise Resources Inc. On March 29, 2017, we changed our name to Rise Gold Corp.

On January 14, 2015, we completed a merger with our wholly owned subsidiary, Rise Resources Inc., and formally assumed the subsidiary’s name by filing Articles of Merger with the Nevada Secretary of State. The subsidiary was incorporated entirely for the purpose of effecting the name change and the merger did not affect our Articles of Incorporation or corporate structure in any other way.

On January 22, 2015, we completed a 1 for 80 reverse split of our common stock and effected a corresponding decrease in our authorized capital by filing a Certificate of Change with the Nevada Secretary of State (the “Reverse Split”). As a result of the Reverse Split, our authorized capital decreased from 1,680,000,000 shares to 21,000,000 and our issued and outstanding common stock decreased from 63,400,000 shares to 792,518, with each fractional share being rounded up to the nearest whole share.

Both the name change and Reverse Split became effective in the market at the open of business on February 9, 2015.

On April 9, 2015, we increased our authorized capital from 21,000,000 to 400,000,000 shares of common stock.

On March 29, 2017, we completed another merger with our wholly owned subsidiary, Rise Gold Corp., and formally assumed the subsidiary’s name by filing Articles of Merger with the Nevada Secretary of State. The subsidiary was incorporated entirely for the purpose of effecting the name change and the merger did not affect our Articles of Incorporation or corporate structure in any other way.

We currently have one wholly owned subsidiary, Rise Grass Valley, Inc., which holds certain of our interests and assets located in the United States, and in particular, our interest in the I-M Mine Property. Rise Grass Valley, Inc. was incorporated in the state of Nevada pursuant to the Nevada Revised Statutes.

Our common stock is currently listed in Canada on the CSE under the symbol “RISE”. We are a reporting issuer in British Columbia, Alberta, and Ontario in Canada. Our common stock is also currently traded in the United States on the OTCQB Market under the symbol “RYES”. We are an SEC reporting company by virtue of our class of common stock being registered under Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Description of Business

We are a mineral exploration company and our primary asset is a major past producing high grade property near Grass Valley, California, United States, which we own outright. In the past, we have held several other potential mineral properties in British Columbia, Canada, which have been written off based on the strength of the I-M Mine Project.

Business Development

Developments in our Company’s business during the July 31, 2018 fiscal year covered by this report include the following:

On August 8, 2017, we entered into a shares for debt settlement transaction with one of our creditors, providing for the settlement of approximately of approximately $95,952 of indebtedness through the issuance of 417,184 units of our securities at a deemed issue price of $0.23 per unit. Each unit was comprised of one share of common stock and one common stock purchase warrant. Each warrant entitles the holder to acquire one additional share of common stock at a price of $0.40 until May 5, 2019.

On September 25, 2017, we completed the first tranche of a non-brokered private placement, issuing an aggregate of 7,077,140 units at a price of $0.15 per unit for gross proceeds of $1,061,571. Each unit consists of one share of common stock and one transferable share purchase warrant exercisable into one share of common stock at a price of $0.25 for a period of two years from the date of issuance. In connection with the private placement, we paid or accrued finder’s fees of $540 and issued a total of 3,600 finder warrants exercisable into one share of common stock at a price of $0.25 for a period of two years from the date of issuance.

On November 28, 2017, our common stock began trading on the OTCQB Market.

On December 11, 2017 the U.S. Securities and Exchange Commission declared effective our registration statement on Form S-1 relating to the resale of up to 52,560,780 shares of our common stock held by certain stockholders named in the registration statement.

On December 27, 2017, we completed the second tranche of a non-brokered private placement, issuing an aggregate of 6,417,000 units at a price of $0.15 per unit for gross proceeds of $962,550. Each unit consisted of one share of common stock and one non-transferable share purchase warrant exercisable into one share of common stock at a price of $0.25 for a period of two years from the date of issuance. In connection with the private placement, we paid finders fees of $55,779 and issued a total of 371,860 finders’ warrants exercisable into one share of common stock at a price of $0.25 for a period of two years from the date of issuance.

On January 3, 2018, we completed the third and final tranche of a non-brokered private placement, issuing an aggregate of 133,333 units at a price of $0.15 per unit for gross proceeds of $20,000. Each unit consisted of one share of common stock and one non-transferable share purchase warrant exercisable into one share of common stock at a price of $0.25 for a period of two years from the date of issuance.

On April 18, 2018, we completed a non-brokered private placement, issuing an aggregate of 35,161,000 units at a price of $0.10 per unit for gross proceeds of $3,516,100. Each unit consisted of one share of common stock and one non-transferable share purchase warrant exercisable into one share of common stock at a price of $0.15 for a period of three years from the date of issuance. In connection with the private placement, we paid finders fees of $2,100 and issued a total of 21,000 finders’ warrants exercisable into one share of common stock at a price of $0.15 for a period of two years from the date of issuance.

On April 18, 2018, Cale Thomas resigned from our Board of Directors and was replaced by John G. Proust. Our Board of Directors also granted a total of 6,381,000 stock options to certain of our employees, consultants and directors pursuant to the terms of our stock option plan. These options are exercisable at $0.12 per share until April 19, 2023.

On April 18, 2018, we entered into a consulting services agreement (the “JPA Agreement”) with J. Proust & Associates (the “Consultant”) pursuant to which the Consultant agreed to provide business advisory, finance, accounting, corporate administrative services and an office to our company to maintain continuous disclosure obligations and comply with public listing requirements on the Canadian Securities Exchange (the “CSE”) in Canada. Pursuant to the terms of the JPA Agreement, the Consultant provides such business advisory, finance, accounting and corporate administrative services as we may request from time to time. The Consultant has provided us with personnel for the positions of Chief Financial Officer, treasurer, controller and corporate secretary.

On May 1, 2018, Cale Thomas resigned as our Chief Financial Officer, Treasurer and Secretary. He was replaced on the same date by the appointment of Vince Boon as Chief Financial Officer and Eileen Au as Corporate Secretary and Treasurer. On May 16, 2018, Ms. Au resigned as Treasurer and Mr. Boon was appointed Treasurer in her stead. We also engaged certain technical advisers to assist with the advancement of our I-M Mine Project.

Plan of Operations

As at July 31, 2018, we had a cash balance of $69,616, compared to a cash balance of $337,099 as of July 31, 2017.

Our plan of operations for the next 12 months is to continue our current diamond drilling exploration activities at the I-M Mine Property. We plan to continue the recommended work program as outlined in the Report on the I-M Mine Property, which was issued on June 1, 2017.

The I-M Mine Property hosts numerous exploration targets that warrant drilling. While a significant drill program is required to test these targets, our initial plans are to complete the limited exploratory work program described in the Report. Contingent upon available financing, we plan to drill additional targets.

The Report recommended a single 6,000 ft (1,830 m) surface diamond drill hole to provide geological samples from most of the major lithological units on the I-M Mine Property geology. The single hole has been designed to pierce the #1 Vein projection approximately 400 ft (122 m) below the elevation of the I2400 Level and then carry on through the potential western extensions of the Idaho 3 Vein System. The objectives of this drill hole were as follows:

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

4)	Test the serpentinite footwall for potential 3 Vein/Rose Garden analogies

5)	Test and obtain samples of ankerite alteration in the serpentinite unit

6)	Test for the location of the major Idaho faults

7)	Drill through the serpentinite unit to provide further insight on the thickness and geometry of this unit at depth

8)	Determine drill hole deviation, drilling productivity, and drilling costs to allow refinement of the design of a major drill program at the I-M Mine Property

In addition, Amec Foster Wheeler has recommended that the digital geological model created by the Rise management team be expanded to include model channel samples, the lithological contacts and structures such as the diabase dikes, ankerite alteration envelopes, minor quartz veins, and all faults mapped by the historic mine operators. This work may provide additional insight into the mineralization controls at the I-M Mine Property.

The cost of the work program was estimated in the Report to be approximately $595,000 as shown in the following table:

Estimated Cost of Recommended Work Program
Hole Length (m)	1829	m

Duration	38	days

Drilling Cost	$390,000

Mobilization	$7,000

Standby charges	$40,000

Centrifuge System	$36,000

Living Allowance	$29,000

Geology & Assaying	$38,000

Supplies	$15,000

Total Drilling Cost	$555,000	=$303/m

Geological Modelling	$40,000

Total Work Program	$595,000

On January 3, 2018, we announced the assay results from drill hole B-17-01, the first drill hole of the exploration drilling program at the I-M Gold Project. Diamond drill hole B-17-01 (the “Drillhole”) was completed in November 2017. The Drillhole had a total length of 1419 m (4654 ft) and reached a depth of ~1157 m (3794 ft) below surface. The starting azimuth of the Drillhole was 310 degrees and the ending azimuth was 278 degrees with an average inclination of ~55 degrees. An intercept of 62.7 gpt gold over 2.7 m was intersected in the center vein of the Brunswick #1 Vein Set, approximately 50 m below the B1600 level at a depth of ~540 m below surface. The true width of the intercept is estimated at 1.4 m. The Drillhole intersected three sub-parallel veins at the Brunswick #1 Vein. The B1 Vein Set, including the Center Vein and two sections of internal waste, averaged 12.2 gpt gold over 14.9 m with an estimated true width of 7.8 m.

The Drillhole azimuth deviated significantly from the planned azimuth and, therefore, did not intersect the Idaho #1 Vein at depth as contemplated in the recommended Work Program. The target described in the Report remains untested and will be tested with future drilling.

On April 25. 2018, we announced the recommencement of exploration core drilling at the I-M Gold Project. We plan to drill additional holes in the B1 Vein to follow-up on Drillhole B-17-01. These holes will target an area between the B1600 level and the B2300 level. Historical records report both levels on the B1 Vein to be mineralized. We will also test several other Brunswick veins which are parallel to the B1 Vein. We expect to be drilling the Brunswick targets until approximately mid-June and then we will move the drill to test the Idaho #1 Vein target as recommended in the Technical Report.

We have implemented a quality control program for our drill program to ensure best practices in the sampling and analysis of the drill core. This includes the insertion of blind blanks, duplicates and certified standards. HQ and NQ sized drill core is saw cut with half of the drill core sampled at intervals based on geological criteria including lithology, visual mineralization, and alteration. The remaining half of the core is stored on-site at our warehouse in Grass Valley, California. Drill core samples are transported in sealed bags to ALS Minerals analytical assay lab in Reno, Nevada.

All gold assays were obtained using a method of screen fire assaying. The Historic I-M Mine Project is known to contain ‘coarse’ gold, for which a screen fire assay is the best way to obtain a definitive result. This procedure involves screening a large pulverized sample of up to 1 kg at 100 microns. The entire oversize (including the disposable screen) is fire assayed as this contains the ‘coarse’ gold and a duplicate determination is made on the ‘minus’ 100 micron fraction. A calculation can then be made to determine the total weight of gold in the sample. Any +100 micron material remaining on the screen is retained and analyzed in its entirety by fire assay with gravimetric finish and reported as the Au (+) fraction result. The –100 micron fraction is homogenized and two sub-samples of 50 grams are analyzed by fire assay with

AAS finish. If the grade of the material exceeds 10 gpt the sample is re-assayed using a gravimetric finish. The average of the two results is taken and reported as the Au (-) fraction result. All three values are used in calculating the combined gold content of the plus and minus fractions.

We have not attained profitable operations and are dependent upon obtaining financing to pursue our proposed exploration activities. For these reasons, our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Employees

We currently have eight full-time employees, which include our Chief Executive Officer. Our other officers and directors provide services to us on an as-needed basis, and we plan to rely on their efforts, as well as those of a number of independent consultants, to manage our operations for the foreseeable future.

Government Regulations

We plan to engage in mineral exploration and development activities and will accordingly be exposed to environmental risks associated with mineral exploration activity. We are the operator of the I-M Mine Property.

Our exploration and development activities will be subject to extensive federal, state and local laws, regulations and permits governing protection of the environment. Among other things, its operations must comply with the provisions of the Federal Mine Safety and Health Act of 1977 as administered by the United States Department of Labor.

Our plan is to conduct our operations in a way that safeguards public health and the environment. It believes that its operations comply with applicable environmental laws and regulations in all material respects.

The costs associated with implementing and complying with environmental requirements can be substantial and possible future legislation and regulations could cause us to incur additional operating expenses, capital expenditures, restrictions and delays in developing or conducting operations on its properties, including the I-M Mine Property, the extent of which cannot be predicted with any certainty.

To the best of our knowledge, there are no existing environmental liabilities on the I-M Mine Property.

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

I-M Mine Property, California

Our principal mineral property is the I-M Mine Property.

I-M Mine Project

The information in this Report with respect to the I-M Mine Property is derived from a technical report prepared in compliance with National Instrument 43-101 (Standards of Disclosure for Mineral Projects) (“NI 43-101”) mandated by Canadian Securities Regulatory authorities. Entitled “Technical Report on the Idaho-Maryland Project, Grass Valley, California, USA” (the “Technical Report”) and dated June 1, 2017, the Technical Report was prepared by Greg Kulla, P.Geo. (the “Author”) of Amec Foster Wheeler Americas Limited. The Author is an independent Qualified Person for purposes of NI 43-101. The full text of the Technical Report is available for review at our corporate offices located at Suite 650 – 669 Howe Street, Vancouver, BC V6C 0B4, and may also be accessed online, under our company’s profile, on the SEDAR website: www.sedar.com. Readers are encouraged to review the Technical Report in its entirety.

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

Figure 2: Idaho-Maryland Mine Property, Regional Map

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

The surface land is subject to a tax lien imposed by and payable to Nevada County. The parcels comprising the Idaho land and Brunswick land have a combined annual property tax of $16,126.78 for the fiscal year ending June 30th, 2018. The total amount includes County taxes and Agency taxes. The I-M Mine Property remains in good standing with property taxes paid in full through January 31th, 2019.

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

Table 3:	Total Idaho-Maryland Mine Production from 1866-1955*

	Mined & Milled		Mill Head Grade		Metallurgical Recovery	Yield	Gold Produced
	tons	tonnes	oz/ton	gpt	%	oz/ton	oz
Idaho Mine
#1 Vein	978,000	887,000	1.12	38.6	85%	0.96	935,000
3 Vein system	1,215,000	1,102,000	0.60	20.4	95%	0.56	686,000
Total	2,193,000	1,989,000	0.83	28.4	89%	0.74	1,621,000
Brunswick Mine
Old Brunswick	41,000	37,000	0.56	19.3	85%	0.49	20,000
Union Hill	35,000	32,000	1.21	41.5	85%	1.03	36,000
New Brunswick	3,029,000	2,748,000	0.26	8.8	95%	0.24	737,000
Total	3,105,000	2,817,000	0.27	9.3	94%	0.26	793,000
Total I-M Mine	5,298,000	4,806,000	0.50	17.1	91%	0.46	2,414,000

*	Details regarding data verification are presented under the heading “Data Verification” below.

In 1926, Errol MacBoyle took over management of the I-M Mine and, as President and General Manager, led the mine into its most successful period of production. A graph of production from the Idaho and Brunswick Mines from 1926 to 1955 is displayed in Figure 5. The historic mine workings of the I-M Mine are displayed in Figure 6.

Figure 5:	I-M Mine Gold Production from 1926-1955*

*	Details regarding data verification are presented on page 31 of the Application.

Figure 6:	Idaho-Maryland Mine Workings, Plan View

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

Data Verification

Detailed production information from the internal records of the I-M Mine is available for the period from 1926 through 1955. Whenever possible, mill reports were reconciled against financial statements and submissions by Rise to the US Bureau of Mines. Where reconciliation between documents was possible, only minor variations in production reporting were noted. The entire library of documents is no longer fully complete but there is sufficient material to make an accurate estimate of historic production during this period. The following materials were used to prepare an estimate during the period from 1926-1955:

●	Idaho Maryland Mines Co. Financial Statements (1926-1932, 1934-1942)

●	Idaho Maryland Mines Co. Mill Reports (1933-1942, 1946-1950)

●	Idaho Maryland Mines Co. Final Distributions Sheets (1944, 1945)

●	Idaho Maryland Mines Co. Breakdown of Income and Expenses (1946-1949)

●	Idaho Maryland Mines Co. Cost Data & Cost Sheets from (1946-1949)

●	Idaho Maryland Mines Corp. Lode Mine Production Report to US Bureau of Mines (1944-1945, 1947-1948, 1950, 1952, 1953, 1955)

For the period prior to 1926 there are no internal corporate records regarding historic production. The Author believes this information is reliable but the source documents used by the authors of these documents are not available for reconciliation. The following documents were used to prepare an estimate during the period from 1866-1925:

●	Lindgren, Waldemar. The Gold Quartz Veins of Nevada City and Grass Valley Districts, California (1896)

●	Hamilton, Fletcher. Mines and Mineral Resources of Nevada County (1918)

●	Clark, Jack. Gold in Quartz: The Legendary Idaho Maryland Mine (2005)

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

Idaho System

The #1 Vein, #2 Vein, and 3 Vein System comprise the Idaho Vein System.

The Eureka discovery showing outcropped at the western end of the #1 Vein system but had only minor gold concentration and could not be traced on surface east or west. High grade mineralization plunging to the south east was intersected starting at approximately 100 ft (30 m) below surface at this showing. Follow-up exploration and mining led to the development of the prolific Eureka-Idaho ore shoot which plunges at approximately 30° to the south east and has a pitch length of almost 1 mile (1.6 km) and a breadth of 500 ft to 1,000 ft (152 m to 305 m). The width of the vein within the ore shoot averaged approximately 3 ft (~1 m) and in places ranged up to 8 ft (~2.4 m). The average insitu grade of the #1 Vein would likely have been slightly higher than the estimated mill head grade of 1.12 oz/ton (39 gpt). The trend of the shoot is approximately parallel to an expected trend of the intersection of the Idaho and Morehouse faults suggesting the interaction of the Idaho and Morehouse faults may have played a role on the formation of the rich mineralization encountered in the Eureka-Idaho stope. Alternatively, the shape of the Brunswick Block may have influenced this trend.

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

Figure 7:	#1 Vein Cross Section, Section looking East (Lindgren, 1896)

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

Exploration

Rise has initiated but not yet completed the recommended exploration work program on the I-M Mine Property. Prior to initiating this work, it had completed a comprehensive exploration desktop study which involved the compilation of the extensive historical dataset into digital format and used this data to identify several promising exploration targets. Data compilation and processing completed by Rise is summarized as follows:

●	Scanned historical documents into a digital library

●	Reviewed available historical exploration and development data of the I-M Mine

●	Reviewed reports on the I-M Property and local geology, written by geologists and engineers employed at the Mine, hired as Consultants, or external professionals

●	Prepared a detailed 3D mine model of the mine workings (drifts, raises, and winzes) and stopes

●	Prepared a 3D geological model of vein locations, faults, rock types, and contact locations

●	Developed a historical diamond drill hole database

●	Tabulated historical production at the I-M Mine

Compilation of the historic data led to the identification of several significant unexplored exploration targets below the current workings within the I-M Mine Property which include:

#1 Vein Target

●	This is a possible down-plunge extension of the prolific Eureka-Idaho stope. The #1 Vein target covers an area 2,150 ft (655 m) between the I2400 Level west and east drifts and 500 ft to 1,000 ft (152 m to 305 m) down-dip from the I2400 level. Within this area gold mineralization may occur within a quartz vein adjacent to the diabase dike similar to that encountered in the prolific Eureka-Idaho stope above or may be hosted within the adjacent diabase dike. The projected down-dip extension of the #1 Vein target is defined in relation to the deepest mineralization encountered at the nearby Empire Mine. This does not preclude deeper mineralization.

Crackle Zone Target

●	This is a wedge-shaped area 2,000 ft (610 m) wide and 500 ft to 1,000 ft (152 m to 305 m) thick at the I2700 Level, plunging as much as 5,000 ft (1,524 m) to the south east where it pinches out against the intersection of the Idaho, Morehouse, and 6-3 Faults. Within this zone, gold mineralization may occur in shallow dipping quartz veins and irregular quartz stockworks in metavolcanic rocks that may be highly fractured due to the interaction of the Idaho, Morehouse, and 6-3 Faults.

Brunswick Target

●	The Brunswick area offers many areas with potential for discovery of mineralization, particularly the area below the existing stoping and in the untested area in the immediate footwall of the 6-3 Fault south east of the Brunswick shaft. In Brunswick Mine, the richest mineralization was typically found near the 6-3 Fault. Below 1600 Level, development in the southern region of the Brunswick Mine deviated to the west, away from the 6-3 Fault leaving a region of unexplored ground in the footwall adjacent to the fault approximately 500 ft to 1,000 ft (152 m to 305 m) thick, 1,000 ft to 2,000 ft (305 m to 610 m) wide, and 1,000 ft to 3,000 ft (305 m to 914 m) deep.

3 Vein – Rose Garden Target

●	Rose Garden-style mineralization is hosted solely in serpentinite with no apparent association with the brittle rocks common in all other mine and target areas of the Idaho-Maryland Project. Serpentinite within the Idaho fault zone, east towards the 6-3 Fault and west of the 3 Vein area may host mineralization similar to the Rose Garden.

All exploration targets are below current extents of drilling and development and warrant exploration through drilling. Through its life, the I-M Mine faced several shut downs related to fires and war measures that resulted in loss of access to some promising areas due to collapsed workings or early termination of planned developments. Exploration potential may remain in some of these areas.

Drilling

Rise has initiated but not yet completed an exploration drilling program on the I-M Mine Property to date.

Up to July 31th 2018, Rise has completed five drillholes, B-17-01, B-18-02 - B18-05, for total drilling of ~5,760 meters.

Exploration drilling at the Brunswick portion of the Idaho-Maryland Gold project has been successful with numerous gold bearing veins intersected and previously released in 2018 on January 3rd, June 28th, July 23rd, and August 7th. A summary of drill highlights for the program released to date is displayed in Table 1 and Figure 1 below.

TABLE 1 – Previously Released Drill Intercept Highlights from B-17-02 to B-18-05*

BRUNSWICK CONFIRMATION HOLES (B1600L-B2300L)

Hole	From (m)	To (m)	Gold (gpt)	Intercept Length (m)	Estimated True Width (m)	Vein	Map Ref
B-18-01	638.9	653.8	12.2	14.9	7.8	B1	A
Including	643.7	646.5	62.7	2.7		B1 Center
Including	645.0	645.6	266.0	1.6
B-18-04	516.9	521.0	8.0	4.1	3.0	B32	C
Including	516.9	518.0	23.0	1.1
B-18-02	578.4	582.8	7.9	4.4	1.0 - 3.4	B116 or B1	C
B-18-03	516.6	518.6	6.0	2	1.7	B1 East	D
B-18-04	711.9	715.2	5.1	2.3	1.8	B18	E
B-18-04	625.2	628.0	4.0	2.8	2.1	B10	F
B-18-04	637.0	640.0	4.4	3	2.3	B10	G
BRUNSWICK EXTENSION HOLES (B2300L-B3280L)

Hole	From (m)	To (m)	Gold (gpt)	Intercept Length (m)	Estimated True Width (m)	Vein	Map Ref
B-18-05	978.1	983.3	22.4	5.2	2.6	B40	H
Including	978.1	979.3	93.2	1.2
B-18-01	1111.6	1126.8	4.5	15.2	?	?	I
Including	1112.1	1113.6	40.6	1.5
B-18-05	748.3	763.6	2.6	15.3	11.0	B41	J
B-18-05	667.9	671.4	5.9	3.5	2.0	B6	K
Including	670.3	671.4	13.0	1.1
B-18-05	682.9	690.4	2.4	7.5	4.1	B6	L
B-18-05	899.6	905.5	2.5	5.9	3.4	B39	N
IDAHO DEEP DRILLING (~1km BELOW MINE)

Hole	From (m)	To (m)	Gold (gpt)	Intercept Length (m)	Estimated True Width (m)	Vein	Map Ref
B-18-05	1590.1	1594.6	23.7	4.5	3.2	IB30	M
Including	1593.6	1594.0	230.0	0.4
B-18-05	1887.5	1890.4	10.9	2.9	2.0	IB50	O
Including	1889.4	1889.9	61.0	0.5

*	Details of drill intercepts in previous Rise Gold news releases previously released in 2018 on January 3rd, June 28th, July 23rd, and August 7th.

FIGURE 1 – Longsection Showing Drill Results Previously Released

Rise has prepared a drill hole database derived from information contained in the collection of historic documents and records acquired through the purchase of the I-M Mine Property. The drill hole database is divided into I-M Mine drilling completed before the mine shut down in 1956 and Emgold drilling completed in 2004.

Sampling, Analysis and Data Verification

Sample Preparation and Analysis

Rise has implemented a quality control program for its drill program to ensure best practice in the sampling and analysis of the drill core. This includes the insertion of blind blanks, duplicates and certified standards. HQ- and NQ-sized drill core is saw cut with half of the drill core sampled at intervals based on geological criteria including lithology, visual mineralization, and alteration. The remaining half of the core is stored on-site at our warehouse in Grass Valley, California. Drill core samples are transported in sealed bags to ALS Minerals analytical assay lab in Reno, Nevada.

All gold assays were obtained using a method of screen fire assaying. This procedure involves screening a large pulverized sample of up to 1 kg at 100 microns. Any +100 micron material remaining on the screen is retained and analyzed in its entirety by fire assay with gravimetric finish and reported as the Au (+) fraction result. The –100 micron fraction is homogenized and two sub-samples of 30-50 grams are analyzed by fire assay with AAS finish. If the grade of the material exceeds 10 gpt the sample is re-assayed using a gravimetric finish. The average of the two results is taken and reported as the Au (-) fraction result. All three values are used in calculating the combined gold content of the plus and minus fractions.

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

Mineral Resource and Mineral Reserve Estimates

We have not obtained a technical s report that includes an estimate of mineral resources for the I-M Mine Property. We are not treating the historical mineral resource estimate as a current mineral resource estimate. In addition, there are no mineral reserves estimates for the I-M Mine Project.

References

American Society for Testing Materials (ASTM). (2013). ASTM E1527-13, Standard Practice for Environmental Site Assessments: Phase 1 Environmental Site Assessment Process. ASTM International, West Conshohocken, PA. Retrieved at http://www.astm.org/cgi-bin/resolver.cgi?E1527-13

Ash, Chris. (June 2001). Bulletin 108: Relationship Between Ophiolites and Gold-Quartz Veins in the North American Cordillera. Chapter 8. Geological Survey Branch. Victoria, BC. Retrieved at http://www.empr.gov.bc.ca/Mining/Geoscience/PublicationsCatalogue/BulletinInformation/BulletinsAfter1940/Pages/Bulletin108.aspx

California Department of Conservation (CDC). (April 2017). SMARA Mines – AB 3098 List, Listing as of April 7, 2017). Retrieved at http://www.conservation.ca.gov/dmr/SMARA%20Mines/ab_3098_list/Pages/Index.aspx

Cal. Pub. Res. Code (CPRC). California Public Resources Code. Chapter 9 – Surface Mining and Reclamation Act of 1975. 1975.

Cal. Pub. Res. Code (CPRC). California Public Resources Code. Division 13 – Environmental Quality. 1979.

California Environmental Quality Act (CEQA). (February 1992). City of Sacramento v. State Water Resources Control Board. Retrieved at http://resources.ca.gov/ceqa/cases/1992/sac_swrcb.html

City of Grass Valley Community Development Dept. (CoGV-CDD). City of Grass Valley 2020 General Plan Map. Grass Valley, CA. November 2009.

Clark, Jack. Gold In Quartz – The Legendary Idaho Maryland Mine. Grass Valley, CA. 2005.

Engineering/Remediation Resources Group, Inc. (ERRG). Phase 1 Environmental Site Assessment Round-Hole and New Brunswick Mine Sites. Concord, CA. March 2007.

Geocon Consultants, Inc. (Geocon). Draft Preliminary Endangerment Assessment Report. Rancho Cordova, CA. August 2016.

Geomatrix Consultants Inc. (Geomatrix). Summary – Phase II Investigation: Data Collection and Analysis, Brunswick Lumber Mill Site Nevada County, CA. September 2006.

Groves, D.I., Goldfarb, R.J., Gebre-Mariam, M., Hagemann, S.G., Robert, F. Orogenic gold deposits: A proposed classification in the context of their crustal distribution and relationship to other gold deposit types. Ore Geol. Rev. Special Issue, 13, 7-27. 1998.

Kleinschmidt. City of Grass Valley Sphere of Influence Plan. Prepared for Nevada Local Agency Formation Commission (LAFCo). April 2011.

Lindgren, W. US Geological Survey Grass Valley Special Map. 1894.

Lindgren, Waldemar. The Gold Quartz Veins of Nevada City and Grass Valley Districts, California (1896).

Nevada County Code (NCC). (March 2017). Article 3 Specific Land Uses. Retrieved from http://qcode.us/codes/nevadacounty/?view=desktop&topic=3-ii-2-l__2

Pease, Robert C. Idaho-Maryland Mine Project, Grass Valley CA Technical Report. December 2009.

Shore, F.M for United States Bureau of Mines. Mineral Yearbook 1941. Pg. 252. Washington, D.C. 1943. Retrieved at http://digital.library.wisc.edu/1711.dl/EcoNatRes.MinYB1941

Item 3.	Legal Proceedings

On September 17, 2014, we learned that our company, along with a number of additional defendants, was the subject of a notice of civil claim (the “Claim”) filed in the Supreme Court of British Columbia by Wundr Software Inc. (“Wundr”), an eBook software developer. Wundr and our company were formerly parties to a binding letter of intent that was announced on November 12, 2013 (the “Wundr LOI”), pursuant to which we proposed to acquire 100% of the outstanding shares of Wundr. On January 10, 2014, we reported that the Wundr LOI had expired.

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

Wundr is seeking general damages from our company as well as damages for conspiracy to cause economic harm.  None of the allegations contained in the Claim have been proven in court, which we believe are without merit, and we therefore intend to vigorously defend our position against Wundr.

Other than as described above, we are not aware of any material pending legal proceedings to which it is a party or of which the Property is the subject. We also know of no proceedings to which any of our directors, officers or affiliates, or any registered or beneficial holders of more than 5% of any class of our securities, or any associate of any such director, officer, affiliate or security holder are an adverse party or have a material interest adverse to our company.

Item 4.	Mine Safety Disclosures

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

During our last two fiscal years, our common stock was quoted under the symbol “RYES” on the OTC Pink Market until November 27, 2017. Effective November 28, 2017 we commenced trading on the OTCQB Market under the symbol “RYES”. The following table sets forth the high and low sales prices of our common stock as reported by OTC Markets Group for trading on the OTC Pink Market or OTCQB Market for the periods indicated.

OTCQB Market / OTC Pink Market
Quarter Ended	High (US$)	Low (US$)
July 31, 2018	0.105	0.06
April 30, 2018	0.1218	0.0699
January 31, 2018	0.165	0.0915
October 31, 2017	0.16	0.1051
July 31, 2017	0.25	0.1001
April 30, 2017	0.29	0.145
January 31, 2017	0.34	0.1087
October 31, 2016	0.40	0.12

Our common stock is listed on the CSE under the symbol “RISE”, and the following table reflects the high and low sales price information for our common stock on that exchange for the periods indicated.

CSE
Quarter Ended	High ($)	Low ($)
July 31, 2018	0.15	0.07
April 30, 2018	0.15	0.085
January 31, 2018	0.21	0.115
October 31, 2017	0.195	0.09
July 31, 2017	0.315	0.135
April 30, 2017	0.36	0.20
January 31, 2017	0.40	0.17
October 31, 2016	0.29	0.15

Holders

As of the date of this Report, there are approximately 129 registered holders of our common stock.

Dividends

We have not paid dividends since our inception. While there are no restrictions in our Articles of Incorporation or Bylaws or pursuant to any agreement or understanding which could prevent us from paying dividends or distributions, we have limited cash flow and anticipate using all available cash resources to fund working capital and explore the I-M Mine Property. As such, there are no plans to pay dividends for the foreseeable future. Any decisions to pay dividends in cash or otherwise in the future will be made by the Board of Directors on the basis of our earnings, financial requirements and other conditions existing at the time a determination is made.

Recent Sales of Unregistered Securities

Other than as disclosed in previous quarterly reports on Form 10-Q or current reports on Form 8-K, we have not offered and sold any equity securities that were not registered under the Securities Act during the fiscal year ended July 31, 2018, except as follows:

On January 3, 2018, we completed the sale of an aggregate of 133,333 units at a price of $0.15 per unit for gross proceeds of $20,000 comprising the third and final tranche of an offering of up to 24,000,000 units. Each unit consisted of one share of our common stock and one non-transferable share purchase warrant exercisable into one additional share of common stock at a price of $0.25 until January 3, 2020. We issued the shares and warrants underlying the units sold in reliance on the exclusion from registration provided by Rule 903 of Regulation S. Our reliance on Rule 903 was based on the fact that the securities were sold in offshore transactions. We did not engage in any directed selling efforts in the United States in connection with the sale of the securities, and none of the purchasers of those securities was a U.S. person or acquired the securities for the account or benefit of any U.S. person.

Description of Registrant’s Securities to be Registered

Our authorized capital consists of 400,000,000 shares of common stock, US$0.001 par value.

Common Stock

As of October 25, 2018, we have 138,490,357 shares of common stock issued and outstanding.

Holders of the our common stock have no preemptive rights to purchase additional shares of common stock or other subscription rights. The common stock carries no conversion rights and is not subject to redemption or to any sinking fund provisions. All shares of our common stock are entitled to share equally in dividends from sources legally available, when, as and if declared by its Board of Directors, and upon our liquidation or dissolution, whether voluntary or involuntary, to share equally in its assets available for distribution to security holders.

The Board of Directors is authorized to issue additional shares of common stock not to exceed the amount authorized by our Articles of Incorporation, on such terms and conditions and for such consideration as the Board may deem appropriate without further security holder action.

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

The following discussion provides information regarding the results of operations for the years ended July 31, 2018 and 2017 and our financial condition, liquidity and capital resources as of July 31, 2018 and July 31, 2017.

The following discussion and analysis should be read in conjunction with the information set forth in our audited financial statements and the notes thereto as of and for the years ended July 31, 2018 and July 31, 2017.

Results of Operations

For the Years Ended July 31, 2018 and 2017

Our operating results for the years ended July 31, 2018 and 2017 are summarized as follows:

	For the year ended July 31, 2018	For the year ended July 31, 2017
Bad debt expenses	$-	$-
Consulting	78,500	505,842
Depreciation	2,306	-
Directors fees	99,571	17,288
Filing and regulatory	87,395	53,661
Foreign exchange	(14,749)	6,931
Gain on settlement of payables	(37,068)	(12,355)
General and administrative	287,052	152,920
Mineral exploration	2,057,877	375,980
Interest expense	2,602	-
Professional fees	562,694	273,738
Promotion and shareholder communication	443,696	983,851
Property investigation costs	-	55,253
Salaries	350,627	104,751
Share-based payments	673,360	1,010,064
Settlement payment	-	100,000
Write-off of mineral properties	-	563,031
Net loss	4,593,863	4,190,955

Our operating expenses increased during the year ended July 31, 2018 compared to the prior year primarily as a result of increased costs for as a result of increased activities by our company. These include salaries, filing and regulatory, general and administrative, professional fees, driven by the need for expenses related to planning and researching our mineral properties, and activity involved in raising funds in the recent private placements.

As a result of the increased activity, significant expenses during the year ended July 31, 2018 include:

●	Increase in mineral exploration costs to $2,057,877 (2017 - $375,980) related to exploration work on the I-M Mine Property during the year;
●	Decrease in share-based payments to $673,360 (2017 - $1,010,064) for the grant of options pursuant to our stock option plan to incentivize management and certain consultants;
●	Increase in professional fees to $562,694 (2017 - $273,738) related to various legal and regulatory items pertaining to operating in Canada and the United States; and
●	Decrease in promotion and shareholder communication to $443,696 (2017 - $983,851) as there were fewer activities compared to the previous year.
●	No write-off on mineral properties for the year ended 2018 (2017 - $563,031).

Liquidity and Capital Resources

As of July 31, 2018, we had $69,616 in cash, $619,064 in current assets, $6,778,104 in total assets, $521,056 in current liabilities and $1,120,721 in total liabilities, working capital deficiency of $98,008 and an accumulated deficit of $10,572,635.

During the year ended July 31, 2018, we used $3,892,922 in net cash on operating activities, whereas it used $2,704,241 in net cash on operating activities during the prior year. The difference in net cash used in operating activities during the year was largely due to the increase in our net loss for the most recent year, as we incurred expenses relating to mineral exploration within the I-M Mine Project.

During the year ended July 31, 2018, we used net cash of $1,747,033 (2017 - $3,605,854) in investing activities for the acquisition of the I-M Mine Property, related transaction costs, and the recent option agreement to increase the holdings of the I-M Mine Property.

We received net cash of $5,372,472 (2017 - $6,508,173) from financing activities during the year ended July 31, 2018. There were warrants exercised during the year for the total proceeds of $19,267. In the current year, we received gross proceeds of $5,560,220 (2017 - $6,662,907) from private placements. In the prior year, we received $27,208 from the exercise of warrants, and $60,000 from the exercise of options, offset by $241,942 in share issuance costs.

We expect to operate at a loss for at least the next 12 months. We have received additional financing since the end of the July 31, 2018 fiscal year through private placements for a total of $2,140,750 in gross proceeds, but we cannot provide any assurance that additional funding will be available to finance our operations on acceptable terms in order to enable us to carry out our business plan. There are no assurances that we will be able to complete further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to carry out any further exploration work on the I-M Mine Property or the other properties in which we own an interest and our business may fail.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Not required.

Item 8.	Financial Statements and Supplementary Data.

(formerly Rise Resources Inc.)

CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in Canadian Dollars)

FOR THE YEAR ENDED JULY 31, 2018

Report of Independent Registered Public Accounting Firm

To the Shareholders and Directors of

Rise Gold Corp.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Rise Gold Corp. (the “Company”), as of July 31, 2018 and 2017, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the years ended July 31, 2018 and 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Rise Gold Corp. as of July 31, 2018 and 2017, and the results of its operations and its cash flows for the years ended July 31, 2018 and 2017 in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1 The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatements of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2013.

“DAVIDSON & COMPANY LLP”

Vancouver, Canada	Chartered Professional Accountants

October 25, 2018

RISE GOLD CORP. (FORMERLY RISE RESOURCES INC.)

(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

(Expressed in Canadian Dollars)

AS AT	July 31,	July 31,
	2018	2017

ASSETS
Current
Cash	$69,616	$337,099
Receivables	17,059	18,083
Prepaid expenses (Note 4)	532,389	165,118
	619,064	520,300

Mineral property interests (Note 5)	5,447,674	3,789,854
Equipment (Note 6)	711,366	-
	$6,778,104	$4,310,154

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current
Accounts payable and accrued liabilities	$521,058	$296,792
Loan from related parties (Note 9)	49,150	38,079
Current portion of equipment loan (Note 6)	305,710	-
	875,918	334,871

Equipment loan (Note 6)	293,955	-
	1,169,873	334,871
Stockholders’ equity

Capital stock, $0.001 par value, 400,000,000 shares authorized; 116,105,982 (July 31, 2017 – 66,707,655) shares issued and outstanding (Note 10)	116,106	66,708
Additional paid-in capital (Note 10)	16,280,575	10,103,162
Cumulative translation adjustment	(166,663)	(166,663)
Deficit	(10,621,787)	(6,027,924)
	5,608,231	3,975,283

	$6,778,104	$4,310,154

Nature and continuance of operations (Note 1)

Subsequent events (Note 15)

Approved and authorized by the Board on October 25, 2018.

“Benjamin Mossman”	Director	“John Anderson”	Director
Benjamin Mossman		John Anderson

The accompanying notes are an integral part of these consolidated financial statements.

RISE GOLD CORP. (FORMERLY RISE RESOURCES INC.)

(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS

(Expressed in Canadian Dollars)

FOR THE YEAR ENDED JULY 31,	2018	2017

EXPENSES
Consulting	$78,500	$505,842
Depreciation (Note 6)	2,306	-
Directors’ fees	99,571	17,288
Filing and regulatory	87,395	53,661
Foreign exchange	(14,749)	6,931
Gain on settlement of debt (Note 10)	(37,068)	(12,355)
General and administrative	287,052	152,920
Geological, mineral, and prospect costs (Note 5)	2,057,877	375,980
Interest expense (Note 6)	2,602	-
Professional fees	562,694	273,738
Promotion and shareholder communication	443,696	983,851
Property investigation costs	-	55,253
Salaries	350,627	104,751
Share-based payments (Note 10)	673,360	1,010,064
Settlement payment (Note 5)	-	100,000
Write off mineral property costs (Note 5)	-	563,031
Net loss and comprehensive loss for the year	$4,593,863	$4,190,955
Basic and diluted loss per common share	$(0.05)	$(0.08)

Weighted average number of common shares outstanding (basic and diluted)	87,171,446	49,516,659

The accompanying notes are an integral part of these consolidated financial statements.

RISE GOLD CORP. (FORMERLY RISE RESOURCES INC.)

(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF CASH FLOWS

(Expressed in Canadian Dollars)

FOR THE YEAR ENDED JULY 31,	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES

Loss for the year	$(4,593,863)	$(4,190,955)
Items not involving cash
Depreciation	2,306	-
Gain on settlement of debt	(37,068)	(12,355)
Shares issued for compensation	-	60,000
Share-based payments	673,360	1,010,064
Unrealized loss (gain) on foreign exchange	6,117	(5,004)
Write off of mineral property costs	-	563,031
Non-cash working capital item changes:
Receivables	1,024	1,938
Prepaid expenses	(367,271)	(155,552)
Accounts payables and accrued liabilities	419,871	24,592
Net cash used in operating activities	(3,895,524)	(2,704,241)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of equipment	(89,213)	-
Mineral property	(1,657,820)	(3,605,854)
Net cash used in investing activities	(1,747,033)	(3,605,854)

CASH FLOWS FROM FINANCING ACTIVITIES

Private placement	5,560,220	6,662,907
Warrants exercised	19,267	27,208
Options exercised	-	60,000
Share issuance costs	(189,619)	(241,942)
Repayment of equipment loan	(24,794)	-
Loan from related parties	10,000	-
Net cash provided by financing activities	5,375,074	6,508,173

Change in cash for the year	(267,483)	198,078
Cash, beginning of year	337,099	139,021
Cash, end of year	$69,616	$337,099

Supplemental disclosure with respect to cash flows (Note 12)

The accompanying notes are an integral part of these consolidated financial statements.

RISE GOLD CORP. (FORMERLY RISE RESOURCES INC.)

(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Expressed in Canadian Dollars)

	Capital Stock
				Cumulative
			Additional Paid-	Translation
	Number	Amount	in Capital	Adjustment	Equity	Total

Balance as at July 31, 2016	32,866,261	$32,867	$2,475,194	$(166,663)	$(1,836,969)	$504,429
Shares issued for cash	31,849,314	31,849	6,631,058	-	-	6,662,907
Shares issued for mineral property	920,000	920	183,080	-	-	184,000
Shares issued for compensation	400,000	400	59,600	-	-	60,000
Warrants exercised	272,080	272	26,936	-	-	27,208
Options exercised	400,000	400	59,600	-	-	60,000
Share issuance costs	-	-	(342,370)	-	-	(342,370)
Share-based payments	-	-	1,010,064	-	-	1,010,064
Loss for the year	-	-	-	-	(4,190,955)	(4,190,955)
Balance as at July 31, 2017	66,707,655	$66,708	$10,103,162	$(166,663)	$(6,027,924)	$3,975,283
Shares issued for cash	48,788,473	48,788	5,511,432	-	-	5,560,220
Shares issued for debt	417,184	417	60,074	-	-	60,491
Warrants exercised	192,670	193	19,074	-	-	19,267
Share issuance costs	-	-	(86,527)	-	-	(86,527)
Share-based payments	-	-	673,360	-	-	673,360
Loss for the year	-	-	-	-	(4,593,863)	(4,593,863)
Balance as at July 31, 2018	116,105,982	$116,106	$16,280,575	$(166,663)	$(10,621,787)	$5,608,231

The accompanying notes are an integral part of these consolidated financial statements.

RISE GOLD CORP. (FORMERLY RISE RESOURCES INC.)

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED JULY 31, 2018

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

The Company is in the early stages of exploration and as is common with any exploration company, it raises financing for its acquisition activities. The accompanying consolidated financial statements have been prepared on the going concern basis, which presumes that the Company will continue operations for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of business. The Company has incurred a loss of $4,593,863 for the year ended July 31, 2018 and has accumulated a deficit of $10,621,787. This raises substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to maintain continued support from its shareholders and creditors and to raise additional capital and implement its business plan. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

At July 31, 2018, the Company had working capital deficiency of $256,854.

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

FOR THE YEAR ENDED JULY 31, 2018

(Expressed in Canadian Dollars)

3.	SIGNIFICANT ACCOUNTING POLICIES

Receivables

The Company reviews all receivables that exceed terms and establishes an allowance for doubtful accounts based on management’s assessment of the collectability of trade and other receivables.

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

Long-lived assets

Long-lived assets, consisting of equipment held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using undiscounted net cash flows related to the long-lived assets. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Equipment

Equipment is recorded at the lower of cost less accumulated depreciation. Depreciation is provided over the assets’ useful lives on a straight-line basis. Equipment purchased by the Company is depreciated over 15 years.

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

Loss per share

Basic loss per common share is computed using the weighted average number of common shares outstanding during the year. To calculate diluted loss per share, the Company adjusts net income (loss) attributable to common shareholders and the weighted average number of common shares outstanding for the effects of all dilutive potential common shares such as stock options and warrants. As at July 31, 2018, 11,610,142 outstanding options and 83,948,819 outstanding warrants were excluded from the diluted calculation.

RISE GOLD CORP. (FORMERLY RISE RESOURCES INC.)

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED JULY 31, 2018

(Expressed in Canadian Dollars)

3.	SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Financial instruments

The Company’s financial instruments consist of cash, receivables, accounts payable and accrued liabilities, and loan from related parties and equipment loan. It is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from its financial instruments. The fair values of these financial instruments approximate their carrying values unless otherwise noted.

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

Cash is considered level 1 and classified as cash on hand and held at banks.

Financial instruments, including loan from related parties, accounts payable and accrued liabilities and equipment loan are classified as other financial liabilities and are carried at cost, which management believes approximates fair value due to the short term nature of these instruments.

Concentration of credit risk

The financial instrument which potentially subjects the Company to concentration of credit risk is cash. The Company maintains cash in bank accounts that, at times, may exceed federally insured limits. As of July 31, 2018 and 2017, the Company has not exceeded the federally insured limit. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

RISE GOLD CORP. (FORMERLY RISE RESOURCES INC.)

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED JULY 31, 2018

(Expressed in Canadian Dollars)

3.	SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Stock-based compensation

The Company accounts for share-based compensation under the provisions of ASC 718, “Compensation-Stock Compensation”. Under the fair value recognition provisions, stock-based compensation expense is measured at the fair value of the consideration received, or the fair value of the equity instruments issued, or liabilities incurred, whichever is more reliably measured. Share-based compensation for all stock-based awards to employees and directors is recognized as an expense over the requisite service period, which is generally the vesting period. The Black-Scholes option valuation model is used to calculate fair value.

The Company accounts for stock compensation arrangements with non-employees in accordance with ASC 718 which requires that such equity instruments are recorded at the value of the goods and services received on the measurement date. The measurement of stock-based compensation is subject to periodic adjustment as the underlying equity instruments vest. Non-employee stock-based compensation charges are amortized over the vesting period on a straight-line basis. For stock options granted to employees, directors, and non-employees, the fair value of the stock options is estimated using a Black-Scholes valuation model.

Income taxes

The Company accounts for income taxes under the asset and liability method, whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Current income taxes are recognized for the estimated income taxes payable or receivable on taxable income or loss from the current year and any adjustment to income taxes payable related to previous years. Current income taxes are determined using tax rates and tax laws that have been enacted or subsequently enacted by the year-end date.

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

RISE GOLD CORP. (FORMERLY RISE RESOURCES INC.)

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED JULY 31, 2018

(Expressed in Canadian Dollars)

3.	SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Recently adopted and recently issued accounting standards

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Liabilities”. This ASU amendment addresses aspects of recognition, measurement, presentation and disclosure of financial instruments. It affects investments in equity securities and the presentation of certain fair value changes for financial liabilities measured at fair value, and simplifies the impairment assessment of equity investments without a readily determinable fair value by requiring a qualitative assessment. The ASU applies to all entities and is effective for annual periods beginning after December 15, 2017, and interim periods thereafter, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this standard.

On February 25, 2016, the FASB issued ASU No. 2016-02, “Leases”. This ASU applies to public companies beginning January 1, 2019 and affects the requirement that lessees account for all leases – both operating and finance – on the balance sheet while recognizing both an asset for the right to use the leased asset and an obligation to make lease payments over the lease term. The Company is currently evaluating the impact of the adoption of this standard.

Other than the above, the Company has determined that other significant newly issued accounting pronouncements are either not applicable to the Company’s business or that no material effect is expected on the financial statements as a result of future adoption.

4.	PREPAID EXPENSES

	July 31, 2018	July 31, 2017
Promotion and shareholder communication	$429,166	$76,393
Rent	-	32,937
Insurance	102,723	41,250
Other	500	14,538
	$532,389	$165,118

RISE GOLD CORP. (FORMERLY RISE RESOURCES INC.)

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED JULY 31, 2018

(Expressed in Canadian Dollars)

5.	MINERAL PROPERTY INTERESTS

The Company’s mineral properties balance consists of:

Idaho-Maryland, California
Opening balance, June 1, 2016	$-
Additions	3,789,854
Ending balance, July 31, 2017	3,789,854
Additions	1,657,820
Ending balance, July 31, 2018	$5,447,674

Title to mineral properties

Title to mineral properties involves certain inherent risks due to the difficulties of determining the validity of certain mineral titles as well as the potential for problems arising from the frequently ambiguous conveying history characteristic of many mineral properties. As at July 31, 2018, the Company holds title to the Idaho-Maryland Gold Mine Property.

As of July 31, 2018, based on management’s review of the carrying value of mineral rights, management determined that there is no evidence that the cost of these acquired mineral rights will not be fully recovered and accordingly, the Company determined that no adjustment to the carrying value of mineral rights was required. As of the date of these consolidated financial statements, the Company has not established any proven or probable reserves on its mineral properties and has incurred only acquisition and exploration costs.

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

RISE GOLD CORP. (FORMERLY RISE RESOURCES INC.)

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED JULY 31, 2018

(Expressed in Canadian Dollars)

5.	MINERAL PROPERTY INTERESTS (cont’d…)

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

Idaho-Maryland Gold Mine Property, California

On August 30, 2016, the Company entered into an option agreement with three parties to purchase a 100% interest in and to the Idaho-Maryland Gold Mine property located near Grass Valley, California, United States; pursuant to the option agreement, in order to exercise the option, the Company must pay US$2,000,000 by November 30, 2016. Upon execution of the option agreement, the Company paid the vendors a non-refundable cash deposit in the amount of $32,758 (US$25,000), which will be credited against the purchase price of US$2,000,000 upon exercise of the option. On November 30, 2016, the Company negotiated an extension of the closing date of the option agreement to December 26, 2016, in return for a cash payment of $32,758 (US$25,000), which will be credited against the purchase price of US$2,000,000 upon exercise of the option. On December 28, 2016, the Company negotiated a further no-cost extension of the closing date of the option agreement to April 30, 2017. On January 25, 2017, the Company exercised the option by paying $2,588,625 (US$1,950,000), and acquired a 100% interest in the Idaho-Maryland Gold Mine property. In connection with the option agreement, the Company agreed to pay a cash commission of $184,000 (US$140,000) equal to 7 per cent of the purchase price of US$2,000,000; the commission was settled on January 25, 2017 through the issuance of 920,000 units valued at $0.20 per unit (Note 10). The Company also incurred additional transaction costs of $144,391, which have been included the carrying value of the Idaho-Maryland Gold Mine.

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

RISE GOLD CORP. (FORMERLY RISE RESOURCES INC.)

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED JULY 31, 2018

(Expressed in Canadian Dollars)

5.	MINERAL PROPERTY INTERESTS (cont’d…)

On May 14, 2018, the Company completed the purchase of the surface rights totalling approximately 82 acres by making final payments totalling $1,657,820 (US$1,300,000).

As at July 31, 2018, the Company has incurred cumulative property investigation costs of $55,253 and cumulative exploration expenditures of $2,433,857 on the Idaho-Maryland Gold Mine property as follows:

	Year ended July 31, 2018	Year ended July 31, 2017

Idaho-Maryland Gold Mine expenditures:
Opening balance	$375,980	$-

Consulting	352,988	287,411
Exploration	1,030,710	54,753
Rent	32,380	10,968
Supplies	246,656	4,020
Sampling	278,344	8,623
Travel	116,799	10,205
Total expenditures for the year	$2,057,877	$375,980

Closing balance	$2,433,857	$375,980

6.	EQUIPMENT AND EQUIPMENT LOAN

On June 7, 2018, the Company purchased two diamond core drilling rigs for exploration at the Idaho-Maryland Gold Project for a total purchase price of $624,459. The purchase is financed and will be paid in equal monthly instalments of $27,396 per month over a 24-month period with an interest rate of 5% per annum. Interest expense incurred for the equipment purchase for the year ended July 31, 2018 is $2,602. During the year ended July 31, 2018, the company recorded depreciation of $2,306 on this equipment.

During the year ended July 31, 2018, the Company also purchased additional drilling equipment for a total of $89,213. There was no depreciation recorded on the additional equipment purchased.

Cost	Drilling equipment
At July 31, 2017	$-
Purchases	713,672
At July 31, 2018	$713,672

Accumulated depreciation
At July 31, 2017	$-
Depreciation	2,306
At July 31, 2018	$2,306

Total carrying value, July 31, 2017	$-

Total carrying value, July 31, 2018	$711,366

RISE GOLD CORP. (FORMERLY RISE RESOURCES INC.)

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED JULY 31, 2018

(Expressed in Canadian Dollars)

6.	EQUIPMENT AND EQUIPMENT LOAN (cont’d…)

During the year ended July 31, 2018, the Company recorded an equipment loan of $624,459 in connection with the two diamond core drilling rigs purchased. The Company paid $27,396 including $2,602 of interest towards this loan during the year ended July 31, 2018. As at July 31, 2018, the outstanding balance on this loan was $599,665, out of which $305,710 has been classified as the current portion.

7.	CONTINGENCY

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

8.	PROMISSORY NOTES PAYABLE

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

9.	RELATED PARTY TRANSACTIONS

Key management personnel consist of the Chief Executive Officer, Chief Financial Officer, and the directors of the Company. The remuneration of the key management personnel is as follows:

a)	Salaries of $180,000 (2017 - $135,000) and Nil (2017 – 400,000) shares of common stock valued at $Nil (2017 - $60,000), recognized in consulting expense, were paid or accrued to the CEO of the Company.

RISE GOLD CORP. (FORMERLY RISE RESOURCES INC.)

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED JULY 31, 2018

(Expressed in Canadian Dollars)

9.	RELATED PARTY TRANSACTIONS (cont’d…)

b)	Consulting fees of $Nil (2017 - $32,119) were paid or accrued to the former CEO of the Company.

c)	Consulting fees of $51,000 (2017 - $52,429) were paid or accrued to the former CFO of the Company.

d)	Consulting fees of $Nil (2017 - $149,333) were paid or accrued to a company controlled by a former director of the Company.

e)	Consulting fees of $27,500 (2017 - $22,952) and rental fees of $10,800 (2017 - $6,750) were paid to a company in which the former CFO and a former director holds a 50% interest.

f)	Directors fees of $99,571 (2017 - $17,288) were paid or accrued to directors of the Company.

g)	Share-based payments of $631,150 (2017 - $885,375) were paid to the CEO and directors of the Company.

As at July 31, 2018, the Company has recorded loans from related parties of $10,000 and $39,150 (US$30,500) (July 31, 2017 - $38,079 (US$30,500)) representing advances made by a company controlled by a former director of the Company and another former director, respectively. The advances are due on demand without interest.

As at July 31, 2018, included in accounts payable and accrued liabilities is $68,521 (July 31, 2017 - $20,385) in accounts and advances payable and accrued liabilities to current and former directors, officers and companies controlled by directors and officers of the Company.

10.	CAPITAL STOCK AND ADDITIONAL PAID-IN CAPITAL

Issued Capital Stock

On August 1, 2016, the Company issued 400,000 shares of common stock at a price of $0.15 per share to the Company’s CEO as compensation. The shares were valued at $60,000 (Note 9) on issuance and were recognized as consulting expense.

On November 1, 2016 and November 7, 2016, the Company issued a total of 272,080 shares of common stock upon the exercise of finders’ warrants at a price of $0.10 per share for total proceeds of $27,208.

On January 25, 2017, the Company issued 920,000 units valued at $0.20 per unit to an individual pursuant to settlement of $184,000 (US$140,000), representing a cash commission equal to seven per cent of the US$2,000,000 purchase price of the Idaho-Maryland property (Note 5). Each unit consists of one share of common stock and one transferable share purchase warrant exercisable into one share of common stock at a price of $0.40 for a period of two years from the date of issuance.

On August 9, 2017, the Company issued 417,184 units to a third party pursuant to a settlement of debt in the amount of $95,952, representing finders’ fees payable on the private placement which closed May 5, 2017. Each unit consists of one share of common stock and one transferable share purchase warrant exercisable into one share of common stock at a price of $0.40 for a period of two years from the date of issuance. At the time of issuance, the units had a fair value of $60,491 ($0.145 per unit); accordingly, the Company recognized a gain on settlement of debt of $35,461.

On January 29, 2018, the Company issued a total of 192,670 shares of common stock upon the exercise of finders’ warrants at a price of $0.10 per share for total proceeds of $19,267.

RISE GOLD CORP. (FORMERLY RISE RESOURCES INC.)

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED JULY 31, 2018

(Expressed in Canadian Dollars)

10.	CAPITAL STOCK AND ADDITIONAL PAID-IN CAPITAL (cont’d…)

Private Placements

On December 23, 2016, the Company completed a non-brokered private placement, issuing an aggregate of 21,044,500 units at a price of $0.20 per unit for gross proceeds of $4,208,900. Each unit consists of one share of common stock and one non-transferable share purchase warrant exercisable into one share of common stock at a price of $0.40 for a period of two years from the date of issuance. In connection with the private placement, the Company paid finders’ fees of $218,410, other share issuance costs of $15,723, and issued a total of 1,104,300 finders’ warrants valued at $191,724 (discount rate – 0.76%, volatility – 179.53%, expected life – 2 years, dividend yield – 0%), exercisable into one share of common stock at a price of $0.40 for a period of two years from the date of issuance.

On January 24, 2017, the Company completed a non-brokered private placement, issuing an aggregate of 1,340,000 units at a price of $0.20 per unit for gross proceeds of $268,000. Each unit consists of one share of common stock and one non-transferable share purchase warrant exercisable into one share of common stock at a price of $0.40 for a period of two years from the date of issuance. In connection with the private placement, the Company paid finders’ fees of $5,220 and issued a total of 26,100 finders’ warrants valued at $5,919 (discount rate – 0.76%, volatility – 175.85%, expected life – 2 years, dividend yield – 0%), exercisable into one share of common stock at a price of $0.40 for a period of two years from the date of issuance.

On February 6, 2017, the Company completed a non-brokered private placement, issuing an aggregate of 455,000 units at a price of $0.25 per unit for gross proceeds of $113,750. Each unit consists of one share of common stock and one non-transferable share purchase warrant exercisable into one share of common stock at a price of $0.40 for a period of two years from the date of issuance. In connection with the private placement, the Company paid finders’ fees of $2,625 and issued a total of 10,500 finders’ warrants valued at $2,657 (discount rate – 0.70%, volatility – 175.86%, expected life – 2 years, dividend yield – 0%), exercisable into one share of common stock at a price of $0.40 for a period of two years from the date of issuance.

On May 5, 2017, the Company completed a non-brokered private placement, issuing an aggregate of 9,009,814 units at a price of $0.23 per unit for gross proceeds of $2,072,257. Each unit consists of one share of common stock and one non-transferable share purchase warrant exercisable into one share of common stock at a price of $0.40 for a period of two years from the date of issuance. In connection with the private placement, the Company paid finders’ fees of $100,392 and issued a total of 436,488 finders’ warrants valued at $92,991 (discount rate – 0.67%, volatility – 170.28%, expected life – 2 years, dividend yield – 0%), exercisable into one share of common stock at a price of $0.40 for a period of two years from the date of issuance.

On September 26, 2017, the Company completed the first tranche of a non-brokered private placement, issuing an aggregate of 7,077,140 units at a price of $0.15 per unit for gross proceeds of $1,061,570. Each unit consisted of one share of common stock and one non-transferable share purchase warrant exercisable into one share of common stock at a price of $0.25 for a period of two years from the date of issuance. In connection with the private placement, the Company paid finders’ fees and share issuance costs of $18,248 and issued a total of 3,600 finders’ warrants valued at $346 (discount rate – 1.59%, volatility – 150.97%, expected life – 2 years, dividend yield – 0%), exercisable into one share of common stock at a price of $0.25 for a period of two years from the date of issuance.

RISE GOLD CORP. (FORMERLY RISE RESOURCES INC.)

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED JULY 31, 2018

(Expressed in Canadian Dollars)

10.	CAPITAL STOCK AND ADDITIONAL PAID-IN CAPITAL (cont’d…)

On December 27, 2017, the Company completed the second tranche of a non-brokered private placement, issuing an aggregate of 6,417,000 units at a price of $0.15 per unit for gross proceeds of $962,550. Each unit consisted of one share of common stock and one non-transferable share purchase warrant exercisable into one share of common stock at a price of $0.25 for a period of two years from the date of issuance. In connection with the private placement, the Company paid finders’ fees and share issuance costs of $60,279 and issued a total of 371,860 finders’ warrants valued at $28,997 (discount rate – 1.64%, volatility – 139.85%, expected life – 2 years, dividend yield – 0%), exercisable into one share of common stock at a price of $0.25 for a period of two years from the date of issuance.

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

On April 18, 2018, the Company completed a non-brokered private placement, issuing an aggregate of 35,161,000 units at a price of $0.10 per unit for gross proceeds of $3,516,100. Each unit consisted of one share of common stock and one non-transferable share purchase warrant exercisable into one share of common stock at a price of $0.15 for a period of three years from the date of issuance. In connection with the private placement, the Company paid finders’ fees and share issuance costs of $8,000 and issued a total of 21,000 finders’ warrants valued at $1,467 (discount rate – 1.88%, volatility – 123.60%, expected life – 2 years, dividend yield – 0%), exercisable into one share of common stock at a price of $0.15 for a period of two years from the date of issuance.

Stock Options

During the year ended July 31, 2018, the Company granted a total of 6,381,000 stock options to employees, officers, directors, and consultants of the Company, exercisable at a weighted average price of $0.12 per share for a period of five years;

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

RISE GOLD CORP. (FORMERLY RISE RESOURCES INC.)

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED JULY 31, 2018

(Expressed in Canadian Dollars)

10.	CAPITAL STOCK AND ADDITIONAL PAID-IN CAPITAL (cont’d…)

The following incentive stock options were outstanding at July 31, 2018:

Number of Options	Exercise Price	Expiry Date

1,100,000	$0.15	March 22, 2021
586,600	0.20	August 8, 2021
2,142,542	0.24	December 27, 2021
500,000	0.27	April 3, 2022
900,000	0.28	April 20, 2020
6,381,000	0.12	April 19, 2023
11,610,142	$0.17

Stock option transactions are summarized as follows:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value

Balance, July 31, 2016	2,700,000	$0.15	Nil
Options granted	4,629,142	0.26	Nil
Options exercised	(400,000)	(0.15)	Nil
Options expired/forfeited	(1,200,000)	(0.15)	Nil

Balance, July 31, 2017	5,729,142	$0.24	Nil
Options granted	6,381,000	0.12	Nil
Options expired/forfeited	(500,000)	(0.33)	Nil

Balance outstanding and exercisable, July 31, 2018	11,610,142	$0.17	Nil

Warrants

The following warrants were outstanding at July 31, 2018:

Number of Warrants	Exercise Price	Expiry Date
22,148,800	$0.40	December 23, 2018
2,286,100	0.40	January 24, 2019
465,500	0.40	February 6, 2019
9,863,486	0.40	May 5, 2019
7,080,740	0.25	September 25, 2019
6,788,860	0.25	December 27, 2019
133,333	0.25	January 3, 2020
21,000	0.15	April 18, 2020
35,161,000	0.15	April 18, 2021
83,948,819	$0.27

RISE GOLD CORP. (FORMERLY RISE RESOURCES INC.)

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED JULY 31, 2018

(Expressed in Canadian Dollars)

10.	CAPITAL STOCK AND ADDITIONAL PAID-IN CAPITAL (cont’d…)

Warrants

Warrant transactions are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price

Balance, July 31, 2016	1,964,750	$0.20
Warrants issued	34,346,702	0.40
Warrants exercised	(272,080)	(0.10)

Balance, July 31, 2017	36,039,372	$0.39
Warrants issued	49,602,117	0.18
Warrants exercised	(192,670)	(0.10)
Warrants expired	(1,500,000)	(0.23)

Balance, July 31, 2018	83,948,819	$0.27

During the year ended July 31, 2018, the Company issued a total of 396,460 (2017 – 1,577,388) finders’ warrants with a weighted average fair value of $0.08 (2017 - $0.19) per warrant.

The following weighted average assumptions were used for the Black-Scholes option-pricing model valuation of finders’ warrants issued during the year:

	2018	2017

Risk-free interest rate	1.65%	0.73%
Expected life of warrants	2.0 years	2.0 years
Expected annualized volatility	139.09%	176.89%
Dividend	Nil	Nil
Forfeiture rate	0%	0%

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

During the year ended July 31, 2018, the Company granted 6,381,000 (2017 – 4,629,142) stock options with a weighted average fair value of $0.11 (2017 - $0.18) per share, recognizing share-based payments expense of $673,360 (2017 - $1,010,064).

RISE GOLD CORP. (FORMERLY RISE RESOURCES INC.)

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED JULY 31, 2018

(Expressed in Canadian Dollars)

10.	CAPITAL STOCK AND ADDITIONAL PAID-IN CAPITAL (cont’d…)

The following weighted average assumptions were used for the Black-Scholes option-pricing model valuation of stock options granted during the year:

	2018	2017

Risk-free interest rate	2.12%	0.82%
Expected life of options	5.00 years	3.07 years
Expected annualized volatility	136.38%	128.23%
Dividend	Nil	Nil
Forfeiture rate	0%	0%

11.	INCOME TAXES

The Tax Cuts and Jobs Act (the “Tax Reform”), enacted on December 22, 2017, reduces the U.S. federal corporate tax rate from 35% to 21%, which is administratively effective on August 1, 2017. The Tax Reform requires the Company to use a blended statutory tax rate of 26.45% for the year ended July 31, 2018. The Company has not regenerated any taxable income and have not recorded any current income taxes in Fiscal 2018. Consequently, the tax rate change has had no impact on the Company’s current tax expenses but has impacted the existing deferred tax assets and will impact future deferred tax assets to be recognized. As management cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax assets, a valuation allowance equal to the net deferred tax assets has been recorded.

A reconciliation of income taxes (recovery) at statutory rates with the reported taxes is as follows:

	2018	2017

Loss before income taxes	$(4,593,863)	$(4,190,955)

Expected income tax (recovery) at statutory tax rates	$(1,366,000)	$(1,669,000)
Change in statutory, foreign tax, foreign exchange rates and other	798,000	(181,000)
Permanent differences	180,000	496,000
Adjustment to prior years provision versus statutory tax returns and expiry of non-capital losses	(48,000)	-
Change in unrecognized deductible temporary difference	436,000	1,354,000

Income tax recovery	$-	$-

Significant components of deferred tax assets (liabilities) that have not been included on the Company’s consolidated balance sheet are as follows:

RISE GOLD CORP. (FORMERLY RISE RESOURCES INC.)

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED JULY 31, 2018

(Expressed in Canadian Dollars)

11.	INCOME TAXES (cont’d…)

	2018	2017

Deferred tax assets (liabilities):
Mineral property interest	$525,000	$58,000
Equipment	(19,000)	-
Net operating loss carry-forwards	1,845,000	1,857,000

Unrecognized deferred tax assets	(2,351,000)	(1,915,000)
Net deferred tax assets	$-	$-

The Company has approximately $8,136,000 (2017 - $4,610,000) in net operating losses which may be carried forward and applied against taxable income in future years. Net operating loss carry-forwards, if not utilized, start to expire in 2027 (2017- 2027). The benefits of these losses and other tax assets have not been recognized in these consolidated financial statements.

Tax attributes are subject to review and potential adjustments by tax authorities.

12.	SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

During the year ended July 31, 2018, the Company:

a)	Issued 417,184 units, each unit comprised of one share of common stock and one share purchase warrant, valued at $60,491, pursuant to a settlement of debt in relation to $95,952 in finders’ fees payable on the private placement which closed on May 5, 2017 (Note 10); and

b)	As at July 31, 2018, $715,672 of equipment costs is included in equipment loan payable (Note 6); and

c)	Issued 396,460 finders’ warrants valued at $30,810 (Note 10);

During the year ended July 31, 2017, the Company:

d)	Issued 1,577,388 finders’ warrants valued at $293,291 (Note 10);

e)	Issued 920,000 units, each unit comprising one share of common stock and one share purchase warrant, valued at $184,000 pursuant to a mineral property acquisition (Note 9); and

f)	Accrued $103,092 in share issuance costs through accounts payable and accrued liabilities.

13.	SEGMENTED INFORMATION

A reporting segment is defined as a component of the Company that:

-	Engages in business activities from which it may earn revenues and incur expenses;
-	Operating results are reviewed regularly by the entity’s chief operating decision maker; and
-	Discrete financial information is available

The Company has determined that it operates its business in one geographical segment located in California, United States, where all of its equipment and mineral property interests are located.

RISE GOLD CORP. (FORMERLY RISE RESOURCES INC.)

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED JULY 31, 2018

(Expressed in Canadian Dollars)

14.	SUBSEQUENT EVENTS

Subsequent to July 31, 2018, the Company:

a)	Received an advance from the CEO of the Company for $38,000, which was subsequently repaid in full.

b)	Received an advance from Willian Brinkman for $50,000. This advance was later assigned to the CEO of the Company. As of the date of these statements, this balance remains outstanding.

c)	Completed a first tranche of a non-brokered private placement, issuing an aggregate of 2,881,250 units at a price of $0.08 per unit for gross proceeds of $230,500. Each unit consists of one share of common stock and one share purchase warrant exercisable into one share of common stock at a price of $0.12 for a period of three years from the date of issuance until August 31, 2021.

d)	Completed a second tranche of a non-brokered private placement, issuing an aggregate of 2,003,125 units at a price of $0.08 per unit for gross proceeds of $160,250. Each unit consists of one share of common stock and one share purchase warrant exercisable into one share of common stock at a price of $0.12 for a period of three years from the date of issuance until September 17, 2021.

e)	Completed a strategic initial investment in a financing of $1.75 million by issuing 17,500,000 Units to Meridian Jerritt Canyon Corp., a wholly-owned subsidiary of Yamana Gold Inc. Each unit consists of one common stock at a price of $0.10 per Unit and one-half of one share purchase warrant at a price of $0.13 exercisable until October 16, 2020. As a result of the investment, the investor owns approximately 12.6% of the Company’s issued and outstanding shares on a non-diluted basis. In conjunction with the investment, the Company will issue 875,000 share purchase warrants as a finder’s fee (“Finder’s Warrants”) to Southern Arc Minerals Inc. Each finder’s Warrant entitles the holder to acquire one share at an exercise price of $0.13 until October 16, 2020.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The United States Securities and Exchange Commission (the “SEC”) defines the term “disclosure controls and procedures” to mean controls and other procedures of an issuer that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

As of the end of the period covered by this Report, our management carried out an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, management concluded that our disclosure controls and procedures were not effective as of July 31, 2018 because of a material weakness in internal control over financial reporting that existed as of that date, as more fully described below.

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

We carried out an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its internal control over financial reporting as of July 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated 2013 Framework. Management concluded that our company’s internal control over financial reporting was not effective as of July 31, 2018 because a material weakness in internal control over financial reporting existed as of that date as a result of a lack of segregation of incompatible duties due to insufficient personnel. A material weakness is a deficiency or a combination of control deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Control over Financial Reporting

There were no changes in our company’s internal control over financial reporting during the period ended July 31, 2018 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The names, ages and titles of the members of our Board of Directors and our executive officers are as follows:

Name	Age	Position
Benjamin W. Mossman	41	Chief Executive Officer, President, Director
Vince W. Boon	37	Chief Financial Officer, Treasurer
John D. Anderson	54	Director
John G. Proust	59	Director
Thomas I. Vehrs	71	Director

Directors serve as such until our next annual stockholder meeting, or until their successors are elected and qualified. Officers hold their positions at the will of the Board of Directors. As of July 31, 2018, there were no arrangements, agreements or understandings between non-management security holders and management under which non-management security holders may directly or indirectly participate in or influence the management of our company’s affairs other than as disclosed in this Report.

Benjamin W. Mossman, Chief Executive Officer, President, Director

Benjamin W. Mossman, P.Eng, was appointed as our Chief Executive Officer and a director on August 1, 2016 and our President on April 20, 2017. Mr. Mossman is a mining engineer with over 15 years of experience in the mining industry including experience in capital markets, project evaluation, acquisitions, and mine operations and development. He was formerly the President, Chief Executive Officer and a director of Banks Island Gold Ltd., a dormant mining company, formerly listed on the TSX Venture Exchange and currently in receivership. See “Involvement in Certain Legal Proceedings” below.

Vince Boon, Chief Financial Officer, Treasurer

Vince Boon was appointed as our Chief Financial Officer on May 1, 2018 and Treasurer on May 16, 2018. Mr. Boon is a chartered accountant with over ten years of professional accounting experience with private and public companies focusing on financial reporting, regulatory compliance, internal control and corporate finance activities. Mr. Boon’s experience includes financial reporting for both Canadian and U.S. listed companies with international subsidiaries, strategic planning, tax planning, corporate governance, equity financings and due diligence for acquisitions. Mr. Boon is currently the CFO/Corporate Secretary of Japan Gold Corp., and the CFO of Southern Arc Minerals Inc., Canada Energy Partners Inc., Lincoln Ventures Ltd. and Tethyan Resources plc. Mr. Boon holds a Bachelor of Science degree from the University of British Columbia and is a Chartered Professional Accountant, CPA, CA.

John D. Anderson, Director

John D. Anderson was appointed to our Board of Directors on August 31, 2016. He was the co-founder of Aquastone Capital Advisors LP, a U.S.-based gold investment fund. With over 20 years of experience in the capital markets, Mr. Anderson’s specialty is identifying undervalued opportunities in the resource industry and investing capital into these situations. He has been involved in a number of small-cap companies, providing financing, investor relations and corporate development services. Throughout his career, Mr. Anderson has raised in excess of US$500-million in equity for a number of public and private companies in the United States, Canada and Europe. Mr. Anderson holds a Bachelor of Arts degree from the University of Western Ontario.

John G. Proust, Director

John G. Proust was appointed to our Board of Directors on April 18, 2018. Mr. Proust has founded and managed a number of resource companies over the past 30 years. Mr. Proust has served on several boards and held senior operating positions and has directed and advised public and private companies regarding debt and equity financing, mergers and acquisitions and corporate restructuring since 1986. Mr. Proust is currently Chairman and CEO of Southern Arc Minerals Inc., which is one of our major stockholders; Chairman and CEO of Japan Gold Corp.; Chairman and a director of Canada Energy Partners Inc.; non-executive Chairman and director of Tethyan Resources plc; President and a director of Lincoln Ventures Ltd and a director of Pinedale Energy Limited. Mr. Proust has extensive experience in corporate governance, is a graduate of The Directors College, Michael G. De Groote School of Business at McMaster University and holds the designation of Chartered Director.

Thomas I. Vehrs, Director

Thomas I. Vehrs was appointed to our Board of Directors on April 20, 2017. Dr. Vehrs is a highly regarded and experienced exploration geologist with over 40 years of experience in the Americas. During his career, Dr. Vehrs has conducted and managed numerous exploration programs resulting in the discovery and delineation of major copper, gold and silver deposits, including the Los Pelambres porphyry copper deposit in Chile, the Northumberland sediment-hosted gold deposit in central Nevada, the Rio Blanco porphyry copper deposit in northern Peru and orogenic gold deposits in Central Guatemala. For the past ten years, Dr. Vehrs held the position of Vice President of Exploration for Fortuna Silver Mines and was responsible for the development and execution of exploration programs at the Caylloma Mine in Peru and the San Jose Mine in southern Mexico. During this period, Fortuna Silver Mines was successful in expanding the resources, reserves and production rate at the San Jose Mine resulting in a market capitalization in excess of $1 billion. Dr. Vehrs holds a Ph.D. in geology from Syracuse University and served as an officer in the U.S. Army Corps of Engineers.

None of our directors has been a director of any other company with a class of securities registered pursuant to section 12 of the Exchange Act or subject to the requirements of section 15(d) of the Exchange Act, or any company registered as an investment company under the Investment Company Act of 1940, during the past five years.

Family Relationships

There are no family relationships among any of our directors or executive officers.

Involvement in Certain Legal Proceedings

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

Benjamin W. Mossman was a director and officer of Banks Island Gold Ltd. (“Banks”) during the time it assigned itself into bankruptcy on January 7, 2016. Banks appointed D. Manning & Associates as trustee in the bankruptcy proceedings. Subsequent to the bankruptcy, a Receiver, FTI Consulting, was appointed as receiver by a major secured creditor. On April 4, 2018, the Trustee was discharged. To the best of Mr. Mossman’s knowledge, the secured creditor has not taken possession of the property as of this date. To date, Banks remains undischarged from the bankruptcy proceeding.

Benjamin W. Mossman, along with two other former employees of Banks and Banks itself are subject to summary conviction proceedings commenced in August 2016 for alleged violations of the British Columbia provincial Environmental Management Act, the Provincial Water Act, and the federal Fisheries Act. Banks was a company listed on the TSX Venture Exchange at the time of the alleged infractions and traded under the symbol “BOZ”. The charges are related to the active mining operations conducted by Banks at and on Banks Island, BC during the period from 2014 to 2016. The court found Mr. Mossman not guilty, and acquitted of all charges, specifically the charges related to alleged pollution, under the Fisheries and Water Act.  He was acquitted of all but two minor offences under the Environmental Management Act. All charges were dropped against one former employee and the court dismissed all charges against the other former employee. Mr. Mossman awaits the results of the sentencing hearing.  The Crown sought minor fines. Defense counsel sought even lower fines. Appeals were filed by both the Crown and defense and will be heard in 2019.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Exchange Act requires a company’s directors and officers, and persons who own more than 10% of any class of a company’s equity securities which are registered under Section 12 of the Exchange Act, to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5, respectively. Such officers, directors and 10% stockholders are also required to furnish the company with copies of all Section 16(a) reports they file. Based solely on our review of the copies of such forms received by it, or written representations from the reporting persons as of the date of this Report, it believes that all Section 16(a) filing requirement applicable to its directors, officers and 10% stockholders with respect to the fiscal year ended July 31, 2018 have been fulfilled with the following exceptions:

During the fiscal year ended July 31, 2018, the number of late filings and number of transactions not reported on a timely basis for each named person was as follows: Benjamin Mossman, 3 reports and 3 transactions; John Proust, 1 report and 0 transactions; Alan Edwards, 1 report and 1 transaction; Thomas Vehrs, 1 report and 1 transaction; John Anderson, 2 reports not filed.

Audit Committee Financial Expert

John Anderson is an “audit committee financial expert” within the meaning of Item 401(h)(1) of Regulation S-K. In general, an “audit committee financial expert” is an individual member of the audit committee who (a) understands generally accepted accounting principles and financial statements, (b) is able to assess the general application of such principles in connection with the accounting for estimates, reserves and accruals, (c) has experience preparing, auditing, analyzing or evaluating financial statements comparable to the breadth and complexity of issues that can reasonably be expected to be raised by a company’s financial statements, (d) understands internal controls over financial reporting, and (e) understands audit committee functions. We have determined that Mr. Anderson is an independent director as defined in Nasdaq Listing Rule 5605(a)(2).

Nomination of Directors

The Corporation does not have a formal process or committee for proposing new nominees for election to the Board or for stockholders to make such nominations. Management is in contact with individuals involved in the mineral exploration sector, and in the event that we require any new directors, such individuals will be brought to the attention of the Board. Management will conduct reference and background checks on suitable candidates. New nominees generally must have a track record in business management, areas of strategic interest to our company, the ability to devote the time required to carry out the obligations and responsibilities of a director and a willingness to serve in that capacity.

Code of Ethics

During our fiscal year ended July 31, 2008, the Board of Directors adopted a written Code of Ethics within the meaning of Item 406(b) of Regulation S-K under the Securities Act. The Code of Ethics obligates our directors, officers and employees to disclose potential conflicts of interest and prohibits those persons from engaging in such transactions without the Board’s consent.

Item 11.	Executive Compensation.

The following table sets forth information with respect to the compensation awarded or paid to Benjamin W. Mossman, our Chief Executive Officer, President and a director (the “Named Executive Officer”), for all services rendered in all capacities to our company during the past two fiscal years. As of July 31, 2018, we did not have any other executive officers or former executive officers who had received total compensation in excess of US$100,000 during the fiscal year ended July 31, 2018. Pursuant to Item 402(m)(4) of Regulation S-K, we have omitted certain columns from the table since there was no compensation awarded to, earned by or paid to the Named Executive Officer that was required to be reported in such columns in either year.

Summary Compensation Table
Name and Principal Position	Year Ended July 31	Salary ($)	Stock Awards ($)	Option Awards ($) (1)	Total ($)
Benjamin W. Mossman, Chief Executive Officer (2)	2018	180,000	-	277,638	457,638
	2017	135,000	60,000 (2)	570,255 (3)	765,255

(1)	See Note 9 of the notes to our audited financial statements included in this Report for a description of the assumptions made in the valuation of option awards.

(2)	Benjamin Mossman was appointed as our Chief Executive Officer on August 1, 2016. In connection with the appointment, he was granted 400,000 shares of common stock at $0.15 per share.

(3)	Represents share-based payments related to options vesting during the years presented.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information relating to the options held by the Named Executive Officer as of July 31, 2018:

Outstanding Equity Awards at Fiscal Year-End
Name	Number of Securities Underlying Unexercised Options Exercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares That Have Not Vested	Market Value of Shares That Have Not Vested ($)
Benjamin W. Mossman	2,631,000 586,600 2,142,542	0.12 0.20 0.24	April 23, 2023 August 8, 2021 December 27, 2021	Nil	Nil

Employment Agreements

On July 7, 2016, we entered into an executive employment agreement with Benjamin W. Mossman, our Chief Executive Officer, pursuant to which we engaged Mr. Mossman’s services on an ongoing basis beginning on August 1, 2016. Pursuant to the agreement, we issued 400,000 shares of common stock to Mr. Mossman as a signing bonus on August 1, 2016, granted options to purchase 586,600 shares of common stock to Mr. Mossman at a price of $0.20 per share for a period of five years on the same date, and were required to pay Mr. Mossman an annual salary of $120,000. On April 19, 2017, we entered into a new executive employment agreement with Mr. Mossman, which was amended on April 16, 2018 (the “Executive Employment Agreement”) to replace the original agreement. The Executive Employment Agreement, which commenced on May 1, 2017, provides for an annual salary of $180,000 per year and that Mr. Mossman will, subject to the terms of the stock option plan and exchange policies, be granted options from time to time to maintain his right to purchase 5% of our issued and outstanding common stock. To date, Mr. Mossman has been granted options to acquire 5,360,142 shares of common stock pursuant to the terms of his Executive Employment Agreement.

The Executive Employment Agreement includes compensation provisions for Mr. Mossman if there is a change of control, he is terminated without just cause, he resigns under circumstances contemplated in the Executive Employment Agreement or he dies while in our employment. If there is a change of control and Mr. Mossman is terminated within one (1) year of the date of a change of control or if Mr. Mossman terminates his employment with us upon the occurrence of certain events, including a material adverse and fundamental change in his overall authority and responsibilities, Mr. Mossman will be entitled to a lump sum amount equal to three (3) years of Mr. Mossman’s then applicable annual salary. If Mr. Mossman is otherwise terminated without just cause, Mr. Mossman will be entitled to an amount equal to three (3) months of Mr. Mossman’s then applicable annual salary and will also be entitled to maintain in effect, until the earliest of the expiration of 18 months and the death of Mr. Mossman, participation in certain of our benefit plans and stock option plans. If Mr. Mossman dies while employed with us, Mr. Mossman’s estate, subject to compliance with stock exchange requirements, our stock option plan, and the terms of the Executive Employment Agreement, will be entitled to continue Mr. Mossman’s participation in our stock option plan.

Other than Mr. Mossman, who devotes all of his working time to our business, we expect that our executive officers will allocate approximately 40% of their working time to our business.

Benefit Plans

We do not currently have any pension plan, profit sharing plan or similar plan for the benefit of our officers, directors or employees; however, we may establish such plans in the future.

Director Compensation

Our directors are compensated for serving on the Board of Directors. Management directors are not paid fees for services as a director; however, they may receive compensation for their services as employees or

The following table sets out compensation for the year ended July 31, 2018 of those individuals who served as directors during that year but did not qualify as Named Executive Officers.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)	Total ($)
John D. Anderson	32,358	26,381 (5)	58,739
Thomas I. Vehrs	25,723 (3)	26,381 (5)	52,104
John G. Proust (2)	6,548	126,631 (5)	133,179
Alan R. Edwards (4) (Former Director and Chairman)	34,941 (3)	31,658 (5)	66,599

(1)	See Note 10 of the notes to our audited financial statements included in this Report for a description of the assumptions made in the valuation of option awards.
(2)	Mr. Proust was appointed a director on April 17, 2018.
(3)	Represents directors’ fees. Dr. Vehrs and Mr. Edwards were paid directors’ fees of US$20,000 and US$30,000 for the year, respectively, both payable in quarterly installments.
(4)	Mr. Edwards resigned as a director and as Chairman on September 6, 2018.
(5)	Represents share-based payments related to options granted during the year ended July 31, 2018.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of October 25, 2018, we had 138,490,357 shares of common stock issued and outstanding. The following table sets forth the beneficial ownership of our common stock as of October 25, 2018 by (a) each person who serves as a director and/or is identified as a “Named Executive Officer” of Rise in Item 11, “Executive Compensation,” above, and by all of our current directors and executive officers as a group, and (b) each person known by us to beneficially own more than 5.0% of any class of our voting securities.

A person is considered to beneficially own any shares over which such person, directly or indirectly, exercises sole or shared voting or investment power, or over which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options or warrants or otherwise. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our officers and directors is exercised solely by the beneficial owner thereof.

For the purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of our common stock that such person or group of persons has the right to acquire within 60 days. For the purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named below, any shares that such person or group of persons has the right to acquire within 60 days of October 25, 2018 is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class(1)
Named Executive Officers and Directors

Benjamin W. Mossman Suite 650 - 669 Howe Street Vancouver, BC Canada V6C 0B4	6,074,142 (2)	4.2%

John D. Anderson Suite 650 - 669 Howe Street Vancouver, BC Canada V6C 0B4	750,000 (3)	*

John G. Proust Suite 650 - 669 Howe Street Vancouver, BC Canada V6C 0B4	42,075,000 (4)(7)	26.2%

Thomas I. Vehrs 853 Windflower Drive Longmont, Colorado 80504	650,000 (5)	*

Executive Officers and Directors as a Group (5 persons)	49,849,142 (2)(3)(4)(5)(6)(7)	29.7%

5% Owners

Southern Arc Minerals Inc. Suite 650, 669 Howe Street Vancouver, BC V6C 0B4	40,875,000 (7)	25.6%

Yamana Gold Inc.
Royal Bank Plaza, North Tower 200 Bay Street, Suite 2200 Toronto, Ontario M5J 2J3	26,250,000 (8)	17.8%

Bradley Scharfe 488 – 1090 West Georgia Street Vancouver, British Columbia V6E 3V7	7,879,832 (9)	5.6%

(1)	Based on 138,490,357 shares of common stock issued and outstanding as of October 25, 2018.
(2)	Benjamin W. Mossman, our Chief Executive Officer, President and a director, holds 714,000 shares of common stock and 5,360,142 stock options, 586,600 of which are exercisable into common stock at a price of $0.20 per share until August 8, 2021, 2,142,542 of which are exercisable into common stock at a price of $0.24 per share until December 27, 2021 and 2,631,000 options exercisable at $0.12 per share until April 18, 2023.
(3)	John D. Anderson, a director, holds 500,000 stock options, each of which is exercisable into common stock at a price of $0.27 per share until April 3, 2022 and 250,000 stock options, each of which is exercisable into common stock at a price of $0.12 per share until April 18, 2023.
(4)	John G. Proust, a director, holds 1,200,000 stock options, each of which is exercisable into common stock at a price of $0.12 per share until April 18, 2023. Mr. Proust is the Chairman and CEO and a director of Southern Arc Minerals Inc. See note (7).
(5)	Thomas I. Vehrs, a director, holds 400,000 stock options, each of which is exercisable into common stock at a price of $0.28 per share until April 20, 2020 and 250,000 stock options, each of which is exercisable into common stock at a price of $0.12 per share until April 18, 2023.
(6)	Includes 300,000 stock options, each of which is exercisable into common stock at a price of $0.12 per share until April 18, 2023 held by Vince Boon, our Chief Financial Officer and Treasurer.

(7)	Southern Arc Minerals Inc. holds 20,000,000 shares of common stock, warrants to purchase 20,000,000 shares of common stock at a price of $0.15 per share until April 18, 2021 and warrants to purchase an additional 875,000 shares of common stock at a price of $0.13 per share until October 15, 2020. John G. Proust, one of our directors, is also the Chairman and CEO and a director of Southern Arc Minerals Inc.
(8)	Beneficially owned through Meridian Jerritt Canyon Corp., a wholly owned subsidiary of Yamana Gold Inc. Includes 17,500,000 shares of common stock and warrants to purchase 8,750,000 shares of common stock at a price of $0.13 per share until October 16, 2020.
(9)	5,963,379 shares of common stock and warrants to purchase 874,435 shares of common stock are held by Scharfe Holdings Inc., a corporation over which Mr. Scharfe has sole voting and investment power and 8,696 shares of common stock and warrants to purchase 8,696 shares of common stock represent Mr. Scharfe’s share of securities held by Scharfe Investment Group of Companies Inc., a company 50% owned by Mr. Scharfe. Mr. Scharfe also holds 30,500 shares of common stock personally. Mr. Scharfe previously served as a director of Rise. He resigned as a director on April 20, 2017.
(10)	Includes 5,213,166 shares of common stock, warrants to purchase 500,000 shares of common stock at a price of $0.40 per share until December 23, 2018, warrants to purchase 666,666 shares of common stock at a price of $0.25 per share until September 25, 2019 and warrants to purchase 1,500,000 shares of common stock at a price of $0.15 per share until April 18, 2021.

*	Less than 1%.

Changes in Control

We are not aware of any arrangements, including any pledge by any person of its securities, the operation of which may at a subsequent date result in a change in control of our company.

Securities Authorized for Issuance Under Equity Compensation Plans

On March 23, 2016, the Board of Directors approved the adoption of an incentive stock option plan that provides for the granting of options representing up to 10% of our common stock to its directors, officers, employees and consultants (the “Plan”). As of July 31, 2018, options to purchase 11,610,142 shares at prices of between $0.12 and $0.28 per share are outstanding to 14 persons under the Plan.

We do not have any other compensation plans under which our equity securities are authorized for issuance.

Equity Compensation Plan Information

As of July 31, 2018

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by shareholders	Nil	Nil	Nil
Equity compensation plans not approved by shareholders	11,610,142	$0.17	2,238,893
Total	11,610,142	$0.17	2,238,893

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

On October 16, 2018, we entered into an agreement with Meridian Jerritt Canyon Corp. (“Meridian”), a wholly-owned subsidiary of Yamana Gold Inc., pursuant to which Meridian completed a strategic initial investment in our company of $1.75 million through the purchase of 17,500,000 units (the “Agreement”).  Under the Agreement, Meridian has the right, for as long as it owns 5% or more of our outstanding shares of common stock, to participate in any of our future equity financings in order to maintain its percentage equity interest or to increase its equity ownership up to 19.9% of our issued and outstanding shares. In addition, Meridian will be permitted to nominate one individual to our Board of Directors and to appoint two members to our advisory committee. The Agreement also granted Meridian an exclusive right of first offer and first refusal for a period of six months following the closing of the financing, in respect of any proposed transfer or sale by us of any interest, including a joint venture interest, in all or any part of the I-M Mine Project, on terms and conditions to be agreed upon by the parties.

Director Independence

Because our common stock is not currently listed on a national securities exchange, we currently use the definition in Nasdaq Listing Rule 5605(a)(2) for determining director independence, which provides that an “independent director” is a person other than an executive officer or employee of the company or any other individual having a relationship which, in the opinion of the company’s Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The Nasdaq listing rules provide that a director cannot be considered independent if:

●	the director is, or at any time during the past three years was, an employee of the company;

●	the director or a family member of the director accepted any compensation from the company in excess of US$120,000 during any period of 12 consecutive months within the three years preceding the independence determination (subject to certain exclusions, including, among other things, compensation for board or board committee service);

●	a family member of the director is, or at any time during the past three years was, an executive officer of the company;

●	the director or a family member of the director is a partner in, controlling stockholder of, or an executive officer of an entity to which the company made, or from which the company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year or US$200,000, whichever is greater (subject to certain exclusions);

●	the director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three years, any of the executive officers of the company served on the compensation committee of such other entity; or

●	the director or a family member of the director is a current partner of the company’s outside auditor, or at any time during the past three years was a partner or employee of the company’s outside auditor, and who worked on the company’s audit.

We have determined that John Anderson, John Proust, and Thomas Vehrs meet this definition of independence.

Item 14.	Principal Accounting Fees and Services.

The following table shows the fees billed by our company’s auditor, Davidson & Company LLP Chartered Accountants, for the fiscal years ended July 31, 2018 and 2017, and a summary of the services provided under each category follows the table:

	July 31, 2018 ($)	July 31, 2017 ($)
Audit Fees	28,560	18,360
Audit-Related Fees	17,850	14,790
Tax Fees	32,800	17,200
All Other Fees	-	-

Audit Fees consist of fees billed for professional services rendered for the audit of the consolidated financial statements and review of the quarterly interim consolidated financial statements.

Audit-Related fees consist of the review of SEC comment letters and management responses.

Tax Fees consist of tax compliance fees and other tax planning advisory services.

All Other Fees: There were no fees billed by Davidson & Company for professional services rendered for other compliance purposes for the years ended July 31, 2018 and 2017.

Our Board of Directors has established pre-approval policies and procedures, pursuant to which the Board approved the foregoing audit and audit-related services provided by Davidson & Company in 2017 and 2016 consistent with the Board’s responsibility for engaging our company’s independent auditors. The Board also considered whether the non-audit services rendered by our independent registered public accounting firm are compatible with an auditor maintaining independence. The Board has determined that the rendering of such services is compatible with Davidson & Company maintaining its independence.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	The following financial statements are being filed as part of this Report:

Consolidated Financial Statements of Rise Gold Corp.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of July 31, 2018 and 2017

Consolidated Statement of Operations and Comprehensive Loss for the years ended July 31, 2018 and 2017

Consolidated Statement of Cash Flows for the years ended July 31, 2018 and 2017

Consolidated Statement of Stockholders’ Equity (Deficit) for the years ended July 31, 2018 and 2017

Notes to the Consolidated Financial Statements

(b)	The following exhibits are being filed as part of this Report:

Number	Exhibit Description

3.1	Articles of Incorporation, as amended to date (1)

3.2	Bylaws (2)

10.1	Incentive Stock Option Plan dated March 23, 2016 (1)

10.2	Employment Agreement with Benjamin Mossman dated July 7, 2016 (1)

10.3	Employment Agreement with Benjamin Mossman dated as of April 19, 2017 (replacing Employment Agreement filed as Exhibit 10.2) (1)

10.4	April 16, 2018 Amendment to the Employment Agreement with Benjamin Mossman dated as of April 19, 2017 (7)

10.5	Geological Consulting Services Agreement with Fred Tejada effective as of April 20, 2017 (1)

10.6	Option Agreement with The Earl C & Erica Erickson Trust, Tangold, LLC, and The Estate of Mary Bouma dated August 30, 2016 (“Idaho-Maryland Option Agreement”) (3)

10.7	Extension of the Idaho-Maryland Option Agreement dated November 11, 2016 (3)

10.8	Extension of the Idaho-Maryland Option Agreement dated December 28, 2016 (3)

10.9	Option Agreement with Sierra Pacific Industries, Inc. dated January 6, 2017 (3)

10.10	Extension of the Sierra Pacific Industries, Inc. Option Agreement dated March 15, 2017 (4)

10.11	Extension of the Sierra Pacific Industries, Inc. Option Agreement dated June 7, 2017 (1)

10.12	Extension of the Sierra Pacific Industries, Inc. Option Agreement dated September 1, 2017 (5)

10.13	Settlement and Release Agreement with Klondike Gold Corp. dated July 17, 2017

10.14	Consulting Services Agreement dated May 1, 2018 with Cale Thomas (7)

10.15	Consulting Agreement dated April 18, 2018 with J. Proust & Associates Inc. (7)

14.1	Code of Ethics (6)

14.1	Subsidiaries of the registrant (1)

31.1	Certificate of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance File

101.SCH	XBRL Taxonomy Schema Linkbase Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Included as an exhibit to our registration statement on Form S-1 filed on September 5, 2017 and incorporated herein by reference.

(2)	Included as an exhibit to our registration statement on Form S-1 filed on February 19, 2008 and incorporated herein by reference.

(3)	Included as an exhibit to our Form 10-Q report for the quarter ended January 31, 2018 filed on March 16, 2018 and incorporated herein by reference.

(4)	Included as an exhibit to our Form 10-Q report for the quarter ended April 30, 2018 filed on June 14, 2018 and incorporated herein by reference.

(5)	Included as an exhibit to our current report on Form 8-K filed on September 21, 2017 and incorporated here by reference.

(6)	Included as an exhibit to Amendment No. 1 to our annual report on Form 10-K filed on October 30, 2008 and incorporated here by reference.

(7)	Included as an exhibit to our registration statement on Form S-1 filed on May 29, 2018 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 30, 2018

RISE GOLD CORP.

/s/ Benjamin Mossman

Benjamin Mossman

Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Benjamin Mossman

Benjamin Mossman

Chief Executive Officer and Director

(Principal Executive Officer)

October 30, 2018

/s/ Vince Boon

Vincent Boon

Chief Financial Officer, Treasurer

(Principal Financial and Accounting Officer)

October 30, 2018

/s/ John Anderson

John Anderson

Director

October 30, 2018

/s/ John Proust

John Proust

Director

October 30, 2018

/s/ Thomas Vehrs

Dr. Thomas Vehrs

Director

October 30, 2018