Form 10-Q
period 2018-10-31
Rise Gold Corp.
filed 2018-12-17
CIK 1424864

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2018

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-53848

RISE GOLD CORP.

(Exact name of registrant as specified in its charter)

Nevada	30-0692325
(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)

650-669 Howe Street Vancouver, British Columbia, Canada V6E 3V7
(Address of principal executive offices)(Zip Code)

(604) 260-4577
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of December 14, 2018, the registrant had 145,990,357 shares of common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

The condensed consolidated interim financial statements of Rise Gold Corp. (“we”, “us”, “our”, the “Company”, or the “registrant”), a Nevada corporation, included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission. Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, the condensed consolidated interim financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company in the Company’s Form 10-K for the fiscal year ended July 31, 2018.

RISE GOLD CORP.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
PERIOD ENDED OCTOBER 31, 2018

RISE GOLD CORP.
(An Exploration Stage Company)
CONDENSED CONSOLIDATED INTERIM STATEMENT OF FINANCIAL POSITION
(Expressed in Canadian Dollars)
(Unaudited)

AS AT	October 31,	July 31,
	2018	2018

ASSETS
Current
Cash	$992,438	$69,616
Receivables	23,984	17,059
Prepaid expenses (Note 3)	346,751	532,389
	1,363,173	619,064

Mineral property interests (Note 4)	5,447,674	5,447,674
Equipment (Note 5)	706,792	711,366
	$7,517,639	$6,778,104

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current
Accounts payable and accrued liabilities	$634,875	$521,058
Loan from related parties (Note 7)	100,072	49,150
Current portion of equipment loan (Note 5)	328,751	305,710
	1,063,698	875,918

Equipment loan (Note 5)	195,911	293,955
	1,259,609	1,169,873
Stockholders’ equity

Capital stock, $0.001 par value, 400,000,000 shares authorized;
138,490,357 (July 31, 2018 – 116,105,982) shares issued and outstanding (Note 8)	138,490	116,106
Additional paid-in capital (Note 8)	18,398,441	16,280,575
Cumulative translation adjustment	(166,663)	(166,663)
Deficit	(12,112,238)	(10,621,787)
	6,258,030	5,608,231

	$7,517,639	$6,778,104

Nature and continuance of operations (Note 1)
Contingency (Note 5)
Subsequent events (Note 11)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

RISE GOLD CORP.
(An Exploration Stage Company)
CONDENSED CONSOLIDATED INTERIM STATEMENT OF LOSS AND COMPREHENSIVE LOSS
(Expressed in Canadian Dollars)
(Unaudited)

FOR THE THREE MONTHS ENDED OCTOBER 31,	2018	2017

EXPENSES
Consulting	$25,800	$18,000
Depreciation (Note 5)	4,574	-
Directors’ fees	19,553	16,098
Filing and regulatory	13,949	14,612
Foreign exchange	(41,442)	(20,801)
Gain on settlement of debt	-	(1,608)
General and administrative	59,487	55,302
Geological, mineral, and prospect costs (Note 4)	1,008,356	173,994
Interest expense	7,184	-
Professional fees	173,275	148,463
Promotion and shareholder communication	174,715	146,246
Salaries	45,000	45,000
Net loss and comprehensive loss for the period	$1,490,451	$595,306
Basic and diluted loss per common share	$(0.01)	$(0.01)
Weighted average number of common shares outstanding (basic and diluted)	121,164,610	67,481,151

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

RISE GOLD CORP.
(An Exploration Stage Company)
CONDENSED CONSOLIDATED INTERIM STATEMENT OF CASH FLOWS
(Expressed in Canadian Dollars)
(Unaudited)

FOR THE THREE MONTHS ENDED OCTOBER 31,	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES

Loss for the period	$(1,490,451)	$(594,306)
Items not involving cash
Depreciation	4,574	-
Gain on settlement of debt	-	(1,608)
Unrealized loss on foreign exchange	422	1,596
Non-cash working capital item changes:
Receivables	(6,925)	7,785
Prepaid expenses	185,638	(13,368)
Accounts payables and accrued liabilities	113,817	9,817
Net cash used in operating activities	(1,192,925)	(590,084)

CASH FLOWS FROM INVESTING ACTIVITIES
Mineral property	-	(372,078)
Net cash used in investing activities	-	(372,078)

CASH FLOWS FROM FINANCING ACTIVITIES
Private placement	2,140,750	1,061,571
Repayment of equipment loan	(75,003)	-
Share issuance costs	-	(24,206)
Loan from related parties	50,000	-
Net cash provided by financing activities	2,115,747	1,037,365

Change in cash for the period	922,822	75,203
Cash, beginning of period	69,616	337,099
Cash, end of period	$992,438	$412,302

Supplemental cash flow information (Note 9)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

RISE GOLD CORP.
(An Exploration Stage Company)
CONDENSED CONSOLIDATED INTERIM STATEMENT OF STOCKHOLDERS’ EQUITY
(Expressed in Canadian Dollars)
(Unaudited)

	Capital Stock
				Cumulative
			Additional Paid-	Translation
	Number	Amount	in Capital	Adjustment	Equity	Total

Balance as at July 31, 2017	66,707,655	$66,708	$10,103,162	$(166,663)	$(6,027,924)	$3,975,283
Shares issued for cash	7,077,140	7,077	1,054,494	-	-	1,061,571
Shares issued for debt	417,184	417	95,535	-	-	95,952
Share issuance costs	-	-	(18,249)	-	-	(18,249)
Loss for the period	-	-	-	-	(594,306)	(594,306)
Balance as at October 31, 2017	74,201,979	$74,202	$11,234,942	$(166,663)	$(6,622,230)	$4,520,251

Balance as at July 31, 2018	116,105,982	$116,106	$16,280,575	$(166,663)	$(10,621,787)	$5,608,231
Shares issued for cash	22,384,375	22,384	2,117,866	-	-	2,140,250
Loss for the period	-	-	-	-	(1,490,451)	(1,490,451)
Balance as at October 31, 2018	138,490,357	$138,490	$18,398,441	$(166,663)	$(12,112,238)	$6,258,030

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

The Company is in the early stages of exploration and as is common with any exploration company, it raises financing for its acquisition activities. The accompanying condensed consolidated interim financial statements have been prepared on the going concern basis, which presumes that the Company will continue operations for the foreseeable future and will be able to realize assets and discharge liabilities in the normal course of business. The Company has incurred a loss of $1,490,451 for the period ended October 31, 2018 and has accumulated a deficit of $12,112,238. This raises substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to maintain continued support from its shareholders and creditors and to raise additional capital and implement its business plan. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

At October 31, 2018, the Company had working capital of $299,475.

2.	BASIS OF PREPARATION

Generally Accepted Accounting Principles

The accompanying unaudited condensed consolidated interim financial statements have been prepared in conformity with generally accepted accounting principles of the United States of America (“US GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) for financial information with the instructions to Form 10-Q and Regulation S-K. Results are not necessarily indicative of results which may be achieved in the future. The unaudited condensed consolidated interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the audited financial statements and notes thereto, together with Management’s Discussion and Analysis, for the year ended July 31, 2018. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such SEC rules and regulations. The operating results for the three months ended October 31, 2018 are not necessarily indicative of the results that may be expected for the year ended July 31, 2019.

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

RISE GOLD CORP. (FORMERLY RISE RESOURCES INC.)
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JULY 31, 2018
(Expressed in Canadian Dollars)

3.	PREPAID EXPENSES

	October 31, 2018	July 31, 2018
Promotion and shareholder communication	$272,621	$429,166
Insurance	57,924	102,723
Other	16,206	500
	$346,751	$532,389

4.	MINERAL PROPERTY INTERESTS

The Company’s mineral properties balance consists of:

Idaho-Maryland, California

Balance, July 31, 2017	3,789,854
Additions	1,657,820
Balance, July 31, 2018 and October 31, 2018	$5,447,674

Title to mineral properties

Title to mineral properties involves certain inherent risks due to the difficulties of determining the validity of certain mineral titles as well as the potential for problems arising from the frequently ambiguous conveying history characteristic of many mineral properties. As at October 31, 2018, the Company holds title to the Idaho-Maryland Gold Mine Property.

As of October 31, 2018, based on management’s review of the carrying value of mineral rights, management determined that there is no evidence that the cost of these acquired mineral rights will not be fully recovered and accordingly, the Company determined that no adjustment to the carrying value of mineral rights was required. As of the date of these consolidated financial statements, the Company has not established any proven or probable reserves on its mineral properties and has incurred only acquisition and exploration costs.

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

RISE GOLD CORP. (FORMERLY RISE RESOURCES INC.)
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JULY 31, 2018
(Expressed in Canadian Dollars)

4.	MINERAL PROPERTY INTERESTS (continued)

Idaho-Maryland Gold Mine Property, California (continued)

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

As at October 31, 2018, the Company has incurred cumulative property investigation costs of $55,253 and cumulative exploration expenditures of $3,442,213 on the Idaho-Maryland Gold Mine property as follows:

	Three months ended October 31, 2018	Year ended July 31, 2018

Idaho-Maryland Gold Mine expenditures:
Opening balance	$2,433,857	$375,980

Consulting	106,926	352,988
Exploration	627,593	1,030,710
Rent	39,535	32,380
Supplies	83,784	246,656
Sampling	72,714	278,344
Logistics	77,804	116,799
Total expenditures for the year	$1,008,356	$2,057,877

Closing balance	$3,442,213	$2,433,857

RISE GOLD CORP. (FORMERLY RISE RESOURCES INC.)
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JULY 31, 2018
(Expressed in Canadian Dollars)

5.	EQUIPMENT AND EQUIPMENT LOAN

On June 7, 2018, the Company purchased two diamond core drilling rigs for exploration at the Idaho-Maryland Gold Project for a total purchase price of $624,459. The purchase is financed and will be paid in equal monthly instalments of $27,396 per month over a 24-month period with an interest rate of 5% per annum. Cumulative interest expense incurred for the equipment purchase as at October 31, 2018 is $9,786.

During the year ended July 31, 2018, the Company also purchased additional drilling equipment for a total of $89,213.

Purchases	713,672
At July 31, 2018	$713,672
Purchases	-
At October 31, 2018	$713,672

Accumulated depreciation
At July 31, 2017	$-
Depreciation	2,306
At July 31, 2018	$2,306
Depreciation	4,574
At October 31, 2018	$6,880

Total carrying value, July 31, 2018	$711,366
Total carrying value, October 31, 2018	$706,792

During the year ended July 31, 2018, the Company recorded an equipment loan of $624,459 in connection with the two diamond core drilling rigs purchased. The Company paid $109,584 including $9,786 of interest towards this loan as at October 31, 2018. As at October 31, 2018, the outstanding balance on this loan was $524,662, out of which $328,751 has been classified as the current portion.

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

Key management personnel consist of the Chief Executive Officer, Chief Financial Officer, and the directors of the Company. The remuneration of the key management personnel is as follows:

a)	Salaries of $45,000 (2017 - $45,000) to the CEO of the Company.

b)	Consulting fees of $20,000 (2017 - $12,000) to the former CFO of the Company, and consulting fees of $5,800 (2017 - $6,000) to the former CEO of the Company.

c)	Directors fees of $19,553 (2017 - $16,098) to directors of the Company.

d)	During the period ended October 31, 2018, the Company paid $15,000 (2017 - $Nil) in professional fees to a company controlled by a director of the Company.

As at October 31, 2018, the Company has recorded loans from related parties of $60,646 and $39,426 (US$30,500) (July 31, 2018 -10,000 and $39,150 (US$30,500) respectively) representing advances made by a director and two former directors. The advances are due on demand without interest.

As at October 31, 2018, included in accounts payable and accrued liabilities is $121,414 (July 31, 2018 - $68,521) in accounts and advances payable and accrued liabilities to current and former directors, officers and companies controlled by directors and officers of the Company.

RISE GOLD CORP. (FORMERLY RISE RESOURCES INC.)
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JULY 31, 2018
(Expressed in Canadian Dollars)

8.	CAPITAL STOCK AND ADDITIONAL PAID-IN-CAPITAL

Issued Capital Stock

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

Private Placements

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

On August 31, 2018, the Company completed a first tranche of a non-brokered private placement, issuing an aggregate of 2,881,250 units at a price of $0.08 per unit for gross proceeds of $230,500. Each unit consists of one share of common stock and one share purchase warrant exercisable into one share of common stock at a price of $0.12 for a period of three years from the date of issuance until August 31, 2021.

RISE GOLD CORP. (FORMERLY RISE RESOURCES INC.)
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JULY 31, 2018
(Expressed in Canadian Dollars)

8.	CAPITAL STOCK AND ADDITIONAL PAID-IN-CAPITAL (continued)

Private Placements (continued)

On September 17, 2018 completed a second tranche of a non-brokered private placement, issuing an aggregate of 2,003,125 units at a price of $0.08 per unit for gross proceeds of $160,250. Each unit consists of one share of common stock and one share purchase warrant exercisable into one share of common stock at a price of $0.12 for a period of three years from the date of issuance until September 17, 2021.

On October 16, 2018, the Company completed a strategic initial investment in a financing of $1.75 million by issuing 17,500,000 Units to Meridian Jerritt Canyon Corp., a wholly-owned subsidiary of Yamana Gold Inc. Each unit consists of one common stock at a price of $0.10 per Unit and one-half of one share purchase warrant at a price of $0.13 exercisable until October 16, 2020. As a result of the investment, the investor owns approximately 12.6% of the Company’s issued and outstanding shares on a non-diluted basis. In conjunction with the investment, the Company will issue 875,000 share purchase warrants as a finder’s fee (“Finder’s Warrants”) to Southern Arc Minerals Inc. Each finder’s Warrant entitles the holder to acquire one share at an exercise price of $0.13 until October 16, 2020.

Stock Options

During the year ended July 31, 2018, the Company granted a total of 6,381,000 stock options to employees, officers, directors, and consultants of the Company, exercisable at a weighted average price of $0.12 per share for a period of five years;

The following incentive stock options were outstanding at October 31, 2018:

Number of Options	Exercise Price	Expiry Date

1,100,000	$0.15	March 22, 2021
586,600	0.20	August 8, 2021
2,142,542	0.24	December 27, 2021
500,000	0.27	April 3, 2022
900,000	0.28	April 20, 2020
6,381,000	0.12	April 19, 2023
11,610,142	$0.17

RISE GOLD CORP. (FORMERLY RISE RESOURCES INC.)
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JULY 31, 2018
(Expressed in Canadian Dollars)

8.	CAPITAL STOCK AND ADDITIONAL PAID-IN-CAPITAL (continued)

Stock Options (continued)

Stock option transactions are summarized as follows:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value

Balance, July 31, 2017	5,729,142	$0.24	Nil
Options granted	6,381,000	0.12	Nil
Options expired/forfeited	(500,000)	(0.33)	Nil
Balance outstanding and exercisable, July 31, 2018 and October 31, 2018	11,610,142	$0.17	Nil

Warrants

The following warrants were outstanding at October 31, 2018:

Number of Warrants	Exercise Price	Expiry Date

22,148,800	0.40	December 23, 2018
2,286,100	0.40	January 24, 2019
465,500	0.40	February 6, 2019
9,863,486	0.40	May 5, 2019
7,080,740	0.25	September 25, 2019
6,788,860	0.25	December 27, 2019
133,333	0.25	January 3, 2020
21,000	0.15	April 18, 2020
35,161,000	0.15	April 18, 2021
2,881,250	0.12	August 31, 2021
2,003,125	0.12	September 17, 2021
9,625,000	0.13	October 15, 2020
98,458,194	$0.25

RISE GOLD CORP. (FORMERLY RISE RESOURCES INC.)
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JULY 31, 2018
(Expressed in Canadian Dollars)

8.	CAPITAL STOCK AND ADDITIONAL PAID-IN-CAPITAL (continued)

Warrants (continued)

Warrant transactions are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price

Balance, July 31, 2017	36,039,372	$0.39
Warrants issued	49,602,117	0.18
Warrants Expired	(1,500,000)
Warrants exercised	(192,670)	(0.10)

Balance, July 31, 2018	83,948,819	$0.27
Warrants issued	14,509,375	0.19
Balance, October 31, 2018	98,458,194	$0.25

The following weighted average assumptions were used for the Black-Scholes pricing model valuation of finders’ warrants issued during the period ended October 31, 2017:

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

The company issued no share purchase options during the period ended October 31, 2018 and 2017.

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

c)	Accrued $1,600 in share issuance costs through accounts payable and accrued liabilities.

10.	SEGMENTED INFORMATION

A reporting segment is defined as a component of the Company that:

-	Engages in business activities from which it may earn revenues and incur expenses;
-	Operating results are reviewed regularly by the entity’s chief operating decision maker; and
-	Discrete financial information is available

The Company has determined that it operates its business in one geographical segment located in California, United States, where all of its equipment and mineral property interests are located.

11.	SUBSEQUENT EVENTS

On November 5, 2018, the Company raised a total of $750,000 through the sale of 7,500,000 units (each a “Unit”) at $0.10 per Unit where each Unit consists of one share of common stock (a “Share”) and one half of one share purchase warrant (a “Warrant”). Each whole Warrant entitles the holder to acquire one Share at an exercise price of $0.13 until November 5, 2020. All 7,500,000 Units issued in the final tranche were acquired by Southern Arc Minerals Inc. (“Southern Arc”). All securities issued pursuant to the Private Placement will be subject to statutory hold periods in accordance with applicable United States and Canadian securities laws.

On November 30, 2018, the Company granted 2,900,000 stock options to employees and directors of the Company. The options are exercisable at $0.10 per share for a period of five years and expire on November 29, 2023.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

SPECIAL NOTE OF CAUTION REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this report, including statements in the following discussion, are what are known as “forward looking statements”, which are basically statements about the future. For that reason, these statements involve risk and uncertainty since no one can accurately predict the future. Words such as “plans”, “intends”, “will”, “hopes”, “seeks”, “anticipates”, “expects” and the like often identify such forward looking statements, but are not the only indication that a statement is a forward looking statement. Such forward looking statements include statements concerning our plans and objectives with respect to present and future operations, and statements which express or imply that such present and future operations will or may produce revenues, income or profits. Numerous factors and future events could cause US to change such plans and objectives or fail to successfully implement such plans or achieve such objectives, or cause such present and future operations to fail to produce revenues, income or profits. Therefore, the following discussion should be considered in light of the discussion of risks and other factors contained in this QUARTERLY report on Form 10-Q and in OUR other filings with the Securities and Exchange Commission. No statements contained in the following discussion should be construed as a guarantee or assurance of future performance or future results.

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

On August 31, 2018, the Company completed a first tranche of a non-brokered private placement, issuing an aggregate of 2,881,250 units at a price of $0.08 per unit for gross proceeds of $230,500. Each unit consists of one share of common stock and one share purchase warrant exercisable into one share of common stock at a price of $0.12 for a period of three years from the date of issuance until August 31, 2021.

On September 17, 2018 completed a second tranche of a non-brokered private placement, issuing an aggregate of 2,003,125 units at a price of $0.08 per unit for gross proceeds of $160,250. Each unit consists of one share of common stock and one share purchase warrant exercisable into one share of common stock at a price of $0.12 for a period of three years from the date of issuance until September 17, 2021.

On October 16, 2018, the Company completed a strategic initial investment in a financing of $1.75 million by issuing 17,500,000 Units to Meridian Jerritt Canyon Corp., a wholly-owned subsidiary of Yamana Gold Inc. Each unit consists of one common stock at a price of $0.10 per Unit and one-half of one share purchase warrant at a price of $0.13 exercisable until October 16, 2020. As a result of the investment, the investor owns approximately 12.6% of the Company’s issued and outstanding shares on a non-diluted basis. In conjunction with the investment, the Company will issue 875,000 share purchase warrants as a finder’s fee (“Finder’s Warrants”) to Southern Arc Minerals Inc. Each finder’s Warrant entitles the holder to acquire one share at an exercise price of $0.13 until October 16, 2020.

On November 5, 2018, the Company raised a total of $750,000 through the sale of 7,500,000 units (each a “Unit”) at $0.10 per Unit where each Unit consists of one share of common stock (a “Share”) and one half of one share purchase warrant (a “Warrant”). Each whole Warrant entitles the holder to acquire one Share at an exercise price of $0.13 until November 5, 2020.  All 7,500,000 Units issued in the final tranche were acquired by Southern Arc Minerals Inc. (“Southern Arc”).  All securities issued pursuant to the Private Placement will be subject to statutory hold periods in accordance with applicable United States and Canadian securities laws.

On November 30, 2018, the Company granted 2,900,000 stock options to employees and directors of the Company. The options are exercisable at $0.10 per share for a period of five years and expire on November 29, 2023.

Plan of Operations

As at October 31, 2018, the Company had a cash balance of $992,438, compared to a cash balance of $69,616 as of July 31, 2018.

Our plan of operations for the next 12 months is to continue our current diamond drilling exploration activities at the I-M Mine Property.

Rise has initiated but not yet completed an exploration drilling program on the I-M Mine Property to date.

Up to October 31th 2018, Rise has completed ten drill holes, B-17-01, B-18-02 thru B-18-07, Z-18-08 & Z-18-09m and I-18-10 for total drilling of ~9,214 meters. Assay results for drill holes up to B-18-05 have been released as at October 31st, 2018.

Exploration drilling at the Brunswick portion of the Idaho-Maryland Gold project has been successful with numerous gold bearing veins intersected and previously released in 2018 on January 3rd, June 28th, July 23rd, and August 7th. A summary of drill highlights for the program released to date is presented in Table 4 and illustrated in Figure 8 below.

Previously Released Drill Intercept Highlights from B-17-01 to B-18-05*

BRUNSWICK CONFIRMATION HOLES (B1600L-B2300L)

Hole	From (m)	To (m)	Gold (gpt)	Intercept Length (m)	Estimated True Width (m)	Vein	Map Ref
B-17-01	638.9	653.8	12.2	14.9	7.8	B1	A
Including	643.7	646.5	62.7	2.7		B1 Center
Including	645.0	645.6	266.0	0.6
B-18-04	516.9	521.0	8.0	4.1	3.0	B32	C
Including	516.9	518.0	23.0	1.1
B-18-02	578.4	582.8	7.9	4.4	1.0 - 3.4	B116 or B1	C
B-18-03	516.6	518.6	6.0	2	1.7	B1 East	D
B-18-04	711.9	715.2	5.1	2.3	1.8	B18	E
B-18-04	625.2	628.0	4.0	2.8	2.1	B10	F
B-18-04	637.0	640.0	4.4	3	2.3	B10	G
BRUNSWICK EXTENSION HOLES (B2300L-B3280L)

Hole	From (m)	To (m)	Gold (gpt)	Intercept Length (m)	Estimated True Width (m)	Vein	Map Ref
B-18-05	978.1	983.3	22.4	5.2	2.6	B40	H
Including	978.1	979.3	93.2	1.2
B-17-01	1111.6	1126.8	4.5	15.2	?	?	I
Including	1112.1	1113.6	40.6	1.5
B-18-05	748.3	763.6	2.6	15.3	11.0	B41	J
B-18-05	667.9	671.4	5.9	3.5	2.0	B6	K
Including	670.3	671.4	13.0	1.1
B-18-05	682.9	690.4	2.4	7.5	4.1	B6	L
B-18-05	899.6	905.5	2.5	5.9	3.4	B39	N
IDAHO DEEP DRILLING (~1km BELOW MINE)

Hole	From (m)	To (m)	Gold (gpt)	Intercept Length (m)	Estimated True Width (m)	Vein	Map Ref
B-18-05	1590.1	1594.6	23.7	4.5	3.2	IB30	M
Including	1593.6	1594.0	230.0	0.4
B-18-05	1887.5	1890.4	10.9	2.9	2.0	IB50	O
Including	1889.4	1889.9	61.0	0.5

*	Details of drill intercepts in previous Rise Gold news releases previously released in 2018 on January 3rd, June 28th, July 23rd, and August 7th.

Long section Showing Drill Results Previously Released

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

Results of Operations

For the Periods Ended October 31, 2018 and 2017

The Company’s operating results for the periods ended October 31, 2018 and 2017 are summarized as follows:

FOR THE THREE MONTHS ENDED OCTOBER 31,	2018	2017

EXPENSES
Consulting	$25,800	$18,000
Depreciation (Note 6)	4,574	-
Directors’ fees	19,553	16,098
Filing and regulatory	13,949	14,612
Foreign exchange	(41,442)	(20,801)
Gain on settlement of debt (Note 10)	-	(1,608)
General and administrative	59,487	55,302
Geological, mineral, and prospect costs (Note 5)	1,008,356	173,994
Interest expense (Note 6)	7,184	-
Professional fees	173,275	148,463
Promotion and shareholder communication	174,715	146,246
Salaries	45,000	45,000
Net loss and comprehensive loss for the period	$1,490,451	$595,306

The Company’s operating expenses increased during the period ended October 31, 2018 compared to the prior period primarily as a result of increased exploration activities.

Liquidity and Capital Resources

Working Capital

	At October 31, 2018	At July 31, 2018	At July 31, 2017
Current Assets	$1,363,173	$619,064	$520,300
Current Liabilities	$1,063,698	$875,918	$334,871
Working Capital	$299,475	$(256,854)	$185,429

Cash Flows

	For the three month period ended October 31, 2018	For the three month period ended October 31, 2017
Net Cash used in Operating Activities	$(1,192,925)	$(590,084)
Net Cash used in Investing Activities	$-	$(372,078)
Net Cash provided by Financing Activities	$2,115,747	$1,037,365
Net Increase in Cash During Period	$922,822	$75,203

As of October 31, 2018, the Company had $992,438 in cash, $1,363,173 in current assets, $7,517,639 in total assets, $1,063,698 in current liabilities and $1,259,609 in total liabilities, working capital of $299,475 and an accumulated deficit of $12,11,2238.

During the three month period ended October 31, 2018, the Company used $1,192,925 (2017 - $590,084) in net cash on operating activities. The difference in net cash used in operating activities during the two periods was largely due to the increase in the Company’s net loss for the most recent period.

During the three month period ended October 31, 2018, the Company used net cash of $Nil (2017 - $372,078) in investing activities on its mineral property.

The Company received net cash of $2,140,750 (2017 - $1,037,365) from financing activities during the three month period ended October, 2018. During the period ended October 30, 2018, the Company also received $50,000 in loans from a related party.

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

As of the end of the period covered by this Report, management of the Company carried out an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on this evaluation, management concluded that the Company’s disclosure controls and procedures were not effective as of October 31, 2018 because a material weakness in internal control over financial reporting existed as of that date as a result of a lack of segregation of incompatible duties due to insufficient personnel.

A material weakness is a deficiency or a combination of control deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the period ended October 31, 2018 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

The Company has previously provided disclosure in Form 8-K reports regarding all of its unregistered sales of securities made during the quarter covered by this report except for those disclosed below.

On August 31, 2018, the Company completed a first tranche of a non-brokered private placement, issuing an aggregate of 2,881,250 units at a price of $0.08 per unit for gross proceeds of $230,500. Each unit consists of one share of common stock and one share purchase warrant exercisable into one share of common stock at a price of $0.12 for a period of three years from the date of issuance until August 31, 2021.

On September 17, 2018 completed a second tranche of a non-brokered private placement, issuing an aggregate of 2,003,125 units at a price of $0.08 per unit for gross proceeds of $160,250. Each unit consists of one share of common stock and one share purchase warrant exercisable into one share of common stock at a price of $0.12 for a period of three years from the date of issuance until September 17, 2021.

The Company issued the above-described units in reliance on the exclusion from registration provided by Rule 903 of Regulation S for offers and sales outside of the United States and Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D thereunder for offers and sales in the United States and to U.S. persons. Our reliance on Rule 903 was based on the fact that the securities were sold in offshore transactions. We did not engage in any directed selling efforts in the United States in connection with the sale of the securities, and none of the purchasers of those securities was a U.S. person or acquired the securities for the account or benefit of any U.S. person. Our reliance on Rule 506(b) was based on the fact that the U.S. investors provided us with written representations regarding their investment intent and status as an accredited investor, and that neither we nor anyone acting on our behalf engaged in any general advertising or general solicitation.

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

By:	/s/ Benjamin Mossman
Benjamin Mossman, Chief Executive Officer

Date:	December 14, 2018