Form 10-K/A
period 2018-07-31
Rise Gold Corp.
filed 2019-01-16
CIK 1424864

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

EXPLANATORY NOTE

Rise Gold Corp. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend its Annual Report on Form 10-K for the year ended July 31, 2018, which was originally filed with the Securities and Exchange Commission on October 30, 2018 (the “Original Filing”), for the sole purpose of making several minor corrections and clarifying changes in Item 2, “Properties”.

This Amendment No. 1 does not reflect any events occurring after the filing of the Original Filing, does not modify or update the disclosures therein in any way other than as described in the paragraph above, and does not modify or update the Company’s other filings made with the Commission subsequent to the filing of the Original Filing.

As required, this Amendment also includes new certifications by our chief executive officer and chief financial officer pursuant to Sections 302 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1 and 31.2.

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

There are no further interests registered against the title of the surface rights. Current surface land obligations and status of property taxes have been verified by Rise Gold’s CEO Benjamin Mossman, P. Eng.

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

Data Verification

Detailed production information from the internal records of the I-M Mine is available for the period from 1926 through 1955.  Whenever possible, mill reports were reconciled against financial statements and submissions by Idaho Maryland Consolidated Mines, Inc. and Brunswick Consolidated Gold Mining to the US Bureau of Mines.  Where reconciliation between documents was possible, only minor variations in production reporting were noted.  The entire library of documents is no longer fully complete but there is sufficient material to make an accurate estimate of historic production during this period.  The following materials were used to prepare an estimate during the period from 1926-1955:

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

3'
DIABASE
QUARTZ
SERPENTINE.
SOFT CHLORITIC
DECOMPOSED
DIABASE

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

Exploration

Since the effective date of the Technical Report and completion of the first drill hole, Rise has initiated an exploration work program on the I-M Mine Property. The exploration drill program has been designed and implemented by Rise Gold’s CEO, Benjamin Mossman, P.Eng. Prior to initiating this work, it had completed a comprehensive exploration desktop study which involved the compilation of the extensive historical dataset into digital format and used this data to identify several promising exploration targets.  Data compilation and processing completed by Rise is summarized as follows:

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

Drilling

Since the effective date of the Technical Report and completion of the first drill hole, Rise has initiated an exploration drilling program on the I-M Mine Property.  The exploration drill program has been designed and implemented by Rise Gold’s CEO, Benjamin Mossman, P.Eng.

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

* Details of drill intercepts in previous Rise Gold news releases previously released in 2018 on January 3rd, June 28th, July 23rd, and August 7th.

FIGURE 1 – Longsection Showing Drill Results Previously Released

IDAHO MINE
Past Production*
1.6M oz gold @ 28 gpt
BRUNSWICK MINE
Past Production*
0.8M oz gold @ 9 gpt
+1000 m
SURFACE
IDAHO VEINS LOCATED BEHIND BRUNSWICK VEINS
B580L
B SHAFT
ZEBRA ZONE
I1000L
+500 m
B1600L
IDAHO SHAFT
B1880L
I2000L
B2300L
45WZ
30WZ
I2400L
I2700L
B3280L
SEA LEVEL
B-18-01
B-18-02
B-18-03
B-18-04
B-18-05
6-3 FAULT
MOREHOUSE FAULT
A
B
C
D
E
F,G
H
I
J
K,L
M
N
O
B1 Vn
12.2 gpt / 14.9 m
B40 Vn
22.4 gpt / 5.2 m
IB30 Vn
23.7 gpt / 4.5 m
IB50 Vn
10.9 gpt / 2.9 m
-500 m
-1000 m
LEGEND
Drill Intercept +100 grams x meters
Drill Intercept 35-100 grams x meters
Drill Intercept 10 - 35 grams x meters
Completed Hole In Brunswick Veins
SCALE
1000 meters

Rise has prepared a drill hole database derived from information contained in the collection of historic documents and records acquired through the purchase of the I-M Mine Property. The drill hole database is divided into I-M Mine drilling completed before the mine shut down in 1956 and Emgold drilling completed in 2004.

Sampling, Analysis and Data Verification

Sample Preparation and Analysis

Since the effective date of the Technical Report, Rise has implemented a quality control program for its drill program to ensure best practice in the sampling and analysis of the drill core. The quality control program used for current exploration was designed and implemented by Rise Gold’s CEO, Benjamin Mossman, P.Eng. This includes the insertion of blind blanks, duplicates and certified standards. HQ- and NQ-sized drill core is saw cut with half of the drill core sampled at intervals based on geological criteria including lithology, visual mineralization, and alteration. The remaining half of the core is stored on-site at our warehouse in Grass Valley, California. Drill core samples are transported in sealed bags to ALS Minerals analytical assay lab in Reno, Nevada.

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

References

American Society for Testing Materials (ASTM). (2013). ASTM E1527-13, Standard Practice for Environmental Site Assessments: Phase 1 Environmental Site Assessment Process. ASTM International, West Conshohocken, PA. Retrieved at http://www.astm.org/cgi-bin/resolver.cgi?E1527-13

Ash, Chris. (June 2001). Bulletin 108: Relationship Between Ophiolites and Gold-Quartz Veins in the North American Cordillera. Chapter 8. Geological Survey Branch. Victoria, BC. Retrieved at http://www.empr.gov.bc.ca/Mining/Geoscience/PublicationsCatalogue/BulletinInformation/ BulletinsAfter1940/Pages/Bulletin108.aspx

California Department of Conservation (CDC). (April 2017). SMARA Mines – AB 3098 List, Listing as of April 7, 2017). Retrieved at http://www.conservation.ca.gov/dmr/SMARA%20Mines/ab_3098_list/Pages/Index.aspx

Cal. Pub. Res. Code (CPRC). California Public Resources Code. Chapter 9 – Surface Mining and Reclamation Act of 1975. 1975.

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

Shore, F.M for United States Bureau of Mines. Mineral Yearbook 1941. Pg. 252. Washington, D.C. 1943. Retrieved at http://digital.library.wisc.edu/1711.dl/EcoNatRes.MinYB1941

PART IV

Item 15.

Exhibits.

The following exhibits are being filed with this Amendment No. 1:

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

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  January 15, 2019

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

January 15, 2019

/s/ Vince Boon

Vincent Boon

Chief Financial Officer, Treasurer

(Principal Financial and Accounting Officer)

January 15, 2019

/s/ John Anderson

John Anderson

Director

January 15, 2019

/s/ John Proust

John Proust

Director

January 15, 2019

/s/ Thomas Vehrs

Dr. Thomas Vehrs

Director

January 15, 2019