Form 10-Q
period 2019-01-31
Rise Gold Corp.
filed 2019-03-18
CIK 1424864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2019

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

As of March 15, 2019, the registrant had 164,265,081 shares of common stock issued and outstanding.

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

1

RISE GOLD CORP.

(AN EXPLORATION STAGE COMPANY)

CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

PERIOD ENDED JANUARY 31, 2019

2

RISE GOLD CORP.
(An Exploration Stage Company)
CONDENSED CONSOLIDATED INTERIM STATEMENT OF FINANCIAL POSITION
(Expressed in Canadian Dollars)
(Unaudited)

AS AT	January 31,	July 31,
	2019	2018

ASSETS
Current
Cash	$64,426	$69,616
Receivables	27,125	17,059
Prepaid expenses (Note 3)	245,153	532,389
Total current assets	336,704	619,064

Mineral property interests (Note 4)	5,447,674	5,447,674
Equipment (Note 5)	823,021	711,366
Deposit	61,890	-
Total assets	$6,669,289	$6,778,104

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current
Accounts payable and accrued liabilities	$599,944	$452,537
Payable to related parties (Note 7)	75,828	117,671
Current portion of equipment loan (Note 5)	328,752	305,710
Total current liabilities	1,004,524	875,918

Equipment loan (Note 5)	119,965	293,955
	1,124,489	1,169,873
Stockholders’ equity
Capital stock, $0.001 par value, 400,000,000 shares authorized; 145,990,357 (July 31, 2018 – 116,105,982) shares issued and outstanding (Note 8)	145,990	116,106
Additional paid-in capital (Note 8)	19,314,703	16,280,575
Cumulative translation adjustment	(166,663)	(166,663)
Deficit	(13,749,230)	(10,621,787)
Total stockholders’ equity	5,544,800	5,608,231

Total liabilities and stockholders’ equity	$6,669,289	$6,778,104

Nature and continuance of operations (Note 1)

Contingency (Note 6)

Subsequent events (Note 11)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

RISE GOLD CORP.
(An Exploration Stage Company)
CONDENSED CONSOLIDATED INTERIM STATEMENT OF LOSS AND COMPREHENSIVE LOSS
(Expressed in Canadian Dollars)
(Unaudited)

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	January 31,	January 31,	January 31,	January 31,
	2019	2018	2019	2018

EXPENSES
Consulting	$1,300	$21,500	$27,100	$39,500
Depreciation (Note 5)	9,431	-	14,005	-
Directors’ fees	19,871	34,757	39,424	50,855
Filing and regulatory	5,411	46,902	19,360	61,514
Foreign exchange (gain) loss	45,393	(887)	3,951	(21,688)
Gain on settlement of debt	-	-	-	(1,608)
General and administrative	211,886	50,134	271,373	105,436
Geological, mineral, and prospect costs (Note 4)	901,325	535,683	1,909,681	709,677
Interest expense	6,243	-	13,427	-
Professional fees	111,262	75,594	284,537	224,057
Promotion and shareholder communication	105,018	113,061	279,733	258,307
Share-based compensation	173,762	-	173,762	-
Salaries	46,090	46,077	91,090	91,077
Net loss and comprehensive loss for the period	$1,636,992	$922,821	$3,127,443	$1,517,127
Basic and diluted loss per common share	$(0.01)	$(0.01)	$(0.03)	$(0.02)
Weighted average number of common shares outstanding (basic and diluted)	121,164,610	76,687,997	121,164,610	69,996,744

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

RISE GOLD CORP.
(An Exploration Stage Company)
CONDENSED CONSOLIDATED INTERIM STATEMENT OF CASH FLOWS
(Expressed in Canadian Dollars)
(Unaudited)

FOR THE SIX MONTHS ENDED JANUARY 31,	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES

Loss for the period	$(3,127,443)	$(1,517,127)
Items not involving cash
Depreciation	14,005	-
Share-based payment	173,762	-
Gain on settlement of debt	-	(1,608)
Unrealized loss on foreign exchange	439	(711)
Non-cash working capital item changes:
Receivables	(10,066)	4,888
Prepaid expenses	225,346	129,400
Accounts payables and accrued liabilities	114,625	(51,970)
Due to related parties	-	10,644
Net cash used in operating activities	(2,609,332)	(1,426,484)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of equipment	$(125,660)	$-
Mineral property	-	(750,243)
Net cash used in investing activities	(125,660)	(750,243)

CASH FLOWS FROM FINANCING ACTIVITIES
Private placement	2,890,750	2,044,120
Repayment of equipment loan	(150,948)	-
Warrants exercised	-	19,267
Share issuance costs	-	(80,384)
Repayment of loans from related parties	(10,000)	-
Net cash provided by financing activities	2,729,802	1,983,003

Change in cash for the period	(5,190)	(193,724)
Cash, beginning of period	69,616	337,099
Cash, end of period	$64,426	$143,375

Supplemental cash flow information (Note 9)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

RISE GOLD CORP.
(An Exploration Stage Company)
CONDENSED CONSOLIDATED INTERIM STATEMENT OF STOCKHOLDERS’ EQUITY
(Expressed in Canadian Dollars)
(Unaudited)

	Number	Amount	Additional Paid- in Capital	Cumulative Translation Adjustment	Deficit	Total

Balance as at July 31, 2017	66,707,655	$66,708	$10,103,162	$(166,663)	$(6,027,924)	$3,975,283
Shares issued for cash	7,077,140	7,077	1,054,494	—	—	1,061,571
Shares issued for debt	417,184	417	95,535	—	—	95,952
Share issuance costs			(18,249)			(18,249)
Loss for the period	—	—	—	—	(594,306)	(594,306)
Balance as at October 31, 2017	74,201,979	$74,202	$11,234,942	$(166,663)	$(6,622,230)	$4,520,251
Shares issued for cash	6,550,333	6,550	975,999	—	—	982,549
Warrants exercised	192,670	193	19,074	—	—	19,267
Share issuance costs	—	—	(60,278)	—	—	(60,278)
Loss for the period	—	—	—	—	(922,821)	(922,821)
Balance as at January 31, 2018	80,944,982	$80,945	$12,169,737	$(166,663)	$(7,545,051)	$4,538,968

Balance as at July 31, 2018	116,105,982	$116,106	$16,280,575	$(166,663)	$(10,621,787)	$5,608,231
Shares issued for cash	22,384,375	22,384	2,117,866	—	—	2,140,250
Loss for the period	—	—	—	—	(1,490,451)	(1,490,451)
Balance as at October 31, 2018	138,490,357	$138,490	$18,398,441	$(166,663)	$(12,112,238)	$6,258,030
Shares issued for cash	7,500,000	7,500	916,262	—	—	923,762
Loss for the period	—	—	—	—	(1,636,992)	(1,636,992)
Balance as at January 31, 2019	145,990,357	$145,990	$19,314,703	$(166,663)	$(13,749,230)	$5,544,800

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

RISE GOLD CORP.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED JANUARY 31, 2019
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

The Company is in the early stages of exploration and as is common with any exploration company, it raises financing for its acquisition activities. The accompanying condensed consolidated interim financial statements have been prepared on the going concern basis, which presumes that the Company will continue operations for the foreseeable future and will be able to realize assets and discharge liabilities in the normal course of business. The Company has incurred a loss of $3,127,443 for the period ended January 31, 2019 and has accumulated a deficit of $13,749,230. This raises substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to maintain continued support from its shareholders and creditors and to raise additional capital and implement its business plan. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

At January 31, 2019, the Company had working capital deficit of $667,820.

2.	BASIS OF PREPARATION

Generally Accepted Accounting Principles

The accompanying unaudited condensed consolidated interim financial statements have been prepared in conformity with generally accepted accounting principles of the United States of America (“US GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) for financial information with the instructions to Form 10-Q and Regulation S-K. Results are not necessarily indicative of results which may be achieved in the future. The unaudited condensed consolidated interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the audited financial statements and notes thereto, together with Management’s Discussion and Analysis, for the year ended July 31, 2018. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such SEC rules and regulations. The operating results for the three and six months ended January 31, 2019 are not necessarily indicative of the results that may be expected for the year ended July 31, 2019.

Basis of Consolidation

These condensed consolidated interim financial statements include the accounts of the Company and its wholly-owned subsidiary Rise Grass Valley Inc. All significant intercompany accounts and transactions have been eliminated on consolidation.

RISE GOLD CORP.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED JANUARY 31, 2019
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

RISE GOLD CORP.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED JANUARY 31, 2019
(Expressed in Canadian Dollars)

3.	PREPAID EXPENSES

	January 31, 2019	July 31, 2018
Promotion and shareholder communication	$196,294	$429,166
Insurance	32,031	102,723
Other	16,828	500
	$245,153	$532,389

4.	MINERAL PROPERTY INTERESTS

The Company’s mineral properties balance consists of:

Idaho-Maryland, California

Balance, July 31, 2017	3,789,854
Additions	1,657,820
Balance, July 31, 2018 and January 31, 2019	$5,447,674

Title to mineral properties

Title to mineral properties involves certain inherent risks due to the difficulties of determining the validity of certain mineral titles as well as the potential for problems arising from the frequently ambiguous conveying history characteristic of many mineral properties. As at January 31, 2019, the Company holds title to the Idaho-Maryland Gold Mine Property.

As of January 31, 2019, based on management’s review of the carrying value of mineral rights, management determined that there is no evidence that the cost of these acquired mineral rights will not be fully recovered and accordingly, the Company determined that no adjustment to the carrying value of mineral rights was required. As of the date of these consolidated financial statements, the Company has not established any proven or probable reserves on its mineral properties and has incurred only acquisition and exploration costs.

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

RISE GOLD CORP.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED JANUARY 31, 2019
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

As at January 31, 2019, the Company has incurred cumulative property investigation costs of $55,253 and cumulative exploration expenditures of $4,343,538 on the Idaho-Maryland Gold Mine property as follows:

	Six months ended January 31, 2019	Year ended July 31, 2018

Idaho-Maryland Gold Mine expenditures:
Opening balance	$2,433,857	$375,980

Consulting	351,107	352,988
Exploration	1,061,591	1,030,710
Rent	66,376	32,380
Supplies	132,477	246,656
Sampling	175,755	278,344
Logistics	122,375	116,799
Total expenditures for the year	$1,909,681	$2,057,877

Closing balance	$4,343,538	$2,433,857

RISE GOLD CORP.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED JANUARY 31, 2019
(Expressed in Canadian Dollars)

5.	EQUIPMENT AND EQUIPMENT LOAN

On June 7, 2018, the Company purchased two diamond core drilling rigs for exploration at the Idaho-Maryland Gold Project for a total purchase price of $624,459. The purchase is financed and will be paid in equal monthly instalments of $27,396 per month over a 24-month period with an interest rate of 5% per annum. Cumulative interest expense incurred for the equipment purchase as at January 31, 2019 is $13,427.

During the year ended July 31, 2018, the Company also purchased additional drilling equipment for a total of $89,213.

Purchases	713,672
At July 31, 2018	$713,672
Purchases	125,660
At January 31, 2019	$839,332

Accumulated depreciation
At July 31, 2017	$-
Depreciation	2,306
At July 31, 2018	$2,306
Depreciation	14,005
At January 31, 2019	$16,311

Total carrying value, July 31, 2018	$711,366
Total carrying value, January 31, 2019	$823,021

During the year ended July 31, 2018, the Company recorded an equipment loan of $624,459 in connection with the two diamond core drilling rigs purchased. The Company paid $191,771 including $16,029 of interest towards this loan as at January 31, 2019. As at January 31, 2019, the outstanding balance on this loan was $448,717, out of which $328,752 has been classified as the current portion.

RISE GOLD CORP.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED JANUARY 31, 2019
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

Key management personnel consist of the Chief Executive Officer, Chief Financial Officer, and the directors of the Company. The remuneration of the key management personnel is as follows:

a)	Salaries of $90,000 (2018 - $90,000) to the CEO of the Company.

b)	Consulting fees of $20,000 (2018 - $24,000) to the former CFO of the Company, and consulting fees of $5,800 (2018 - $Nil) to the former CEO of the Company.

c)	Directors fees of $39,424 (2018 - $50,855) to directors of the Company.

d)	During the period ended January 31, 2019, the Company paid $40,000 (2018 - $Nil) in professional fees to a company controlled by a director of the Company.

As at January 31, 2019, the Company has recorded loans from related parties of $Nil and $40,089 (US$30,500) (July 31, 2018 -10,000 and $39,150 (US$30,500) respectively) representing advances made by a director and two former directors. The advances are due on demand without interest.

As at January 31, 2019, included in accounts payable and accrued liabilities is $35,739 (July 31, 2018 - $68,521) in accounts and advances payable and accrued liabilities to current and former directors, officers and companies controlled by directors and officers of the Company.

RISE GOLD CORP.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED JANUARY 31, 2019
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

RISE GOLD CORP.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED JANUARY 31, 2019
(Expressed in Canadian Dollars)

8.	CAPITAL STOCK AND ADDITIONAL PAID-IN-CAPITAL (continued)

Private Placements (continued)

On September 17, 2018, the Company completed a second tranche of a non-brokered private placement, issuing an aggregate of 2,003,125 units at a price of $0.08 per unit for gross proceeds of $160,250. Each unit consists of one share of common stock and one share purchase warrant exercisable into one share of common stock at a price of $0.12 for a period of three years from the date of issuance until September 17, 2021.

On October 16, 2018, the Company completed a strategic initial investment in a financing of $1,750,000 by issuing 17,500,000 Units to Meridian Jerritt Canyon Corp. (“Acquiror”), a wholly-owned subsidiary of Yamana Gold Inc (“Yamana”). Each unit consists of one common stock at a price of $0.10 per Unit and one-half of one share purchase warrant at a price of $0.13 exercisable until October 16, 2020. As a result of the investment, the investor owns approximately 12.6% of the Company’s issued and outstanding shares on a non-diluted basis. In conjunction with the investment, the Company will issue 875,000 share purchase warrants as a finder’s fee (“Finder’s Warrants”) to Southern Arc Minerals Inc. Each finder’s Warrant entitles the holder to acquire one share at an exercise price of $0.13 until October 16, 2020.

On November 5, 2018, the Company raised $750,000 through the sale of 7,500,000 units (each a “Unit”) at $0.10 per Unit where each Unit consists of one share of common stock (a “Share”) and one half of one share purchase warrant (a “Warrant”). Each whole Warrant entitles the holder to acquire one Share at an exercise price of $0.13 until November 5, 2020. All 7,500,000 Units issued in the final tranche were acquired by Southern Arc Minerals Inc. (“Southern Arc”).

Stock Options

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

The following incentive stock options were outstanding at January 31, 2019:

Number of Options	Exercise Price	Expiry Date

1,100,000	$0.15	March 22, 2021
586,600	0.20	August 8, 2021
2,142,542	0.24	December 27, 2021
500,000	0.27	April 3, 2022
900,000	0.28	April 20, 2020
6,381,000	0.12	April 19, 2023
2,900,000	0.10	November 29, 2023
14,510,142	$0.15

RISE GOLD CORP.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED JANUARY 31, 2019
(Expressed in Canadian Dollars)

8.	CAPITAL STOCK AND ADDITIONAL PAID-IN-CAPITAL (continued)

Stock Options (continued)

Stock option transactions are summarized as follows:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value

Balance, July 31, 2017	5,729,142	$0.24	Nil
Options granted	6,381,000	0.12	Nil
Options expired/forfeited	(500,000)	(0.33)	Nil
Balance outstanding and exercisable, July 31, 2018	11,610,142	$0.17	Nil
Options granted	2,900,000	0.10	Nil
Balance outstanding and exercisable, January 31, 2019	14,510,142	$0.15	Nil

The following weighted average assumptions were used for the Black-Scholes pricing model valuation of stock options issued during the period ended January 31, 2019:

2019

Risk-free interest rate	2.12%
Expected life of warrants	5.0 years
Expected annualized volatility	136.38%
Dividend	Nil
Forfeiture rate	0%

Warrants

The following warrants were outstanding at January 31, 2019:

Number of Warrants	Exercise Price	Expiry Date

465,500	$0.40	February 6, 2019
9,863,486	0.40	May 5, 2019
7,080,740	0.25	September 25, 2019
6,788,860	0.25	December 27, 2019
133,333	0.25	January 3, 2020
21,000	0.15	April 18, 2020
35,161,000	0.15	April 18, 2021
2,881,250	0.12	August 31, 2021
2,003,125	0.12	September 17, 2021
9,625,000	0.13	October 15, 2020
3,750,000	0.13	November 5, 2020
77,773,294	$0.20

During the period ended January 31, 2019, a total of 24,434,900 warrants with an exercise price of $0.40 expired unexercised.

RISE GOLD CORP.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED JANUARY 31, 2019
(Expressed in Canadian Dollars)

8.	CAPITAL STOCK AND ADDITIONAL PAID-IN-CAPITAL (continued)

Warrants (continued)

Warrant transactions are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price

Balance, July 31, 2017	36,039,372	$0.39
Warrants issued	49,602,117	0.18
Warrants expired	(1,500,000)
Warrants exercised	(192,670)	(0.10)

Balance, July 31, 2018	83,948,819	$0.27
Warrants issued	18,259,375	0.13
Warrants expired	(24,434,900)
Balance, January 31, 2019	77,773,294	$0.20

The following weighted average assumptions were used for the Black-Scholes pricing model valuation of finders’ warrants issued during the period ended January 31, 2019:

	2019	2018

Risk-free interest rate	1.65%	0.76%
Expected life of warrants	2.0 years	2.0 years
Expected annualized volatility	139.09%	179.45%
Dividend	Nil	Nil
Forfeiture rate	0%	0%

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

RISE GOLD CORP.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED JANUARY 31, 2019
(Expressed in Canadian Dollars)

9.	SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

During the previous six month period ended January 31, 2018, the Company:

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

On March 1, 2019, the Company announced that it has completed a non-brokered private placement (“the Private Placement”) for a total of $1,827,472 through the sale of 18,274,724 units (each a “Unit”) at a price of $0.10 per Unit where each Unit consists of one share of common stock (a “Share”) and one-half of one share purchase warrant. Each whole warrant entitles the holder to acquire one additional Share at an exercise price of $0.13 until March 1, 2021.

In conjunction with the closing, a total of 10,049,724 Units have been issued to Yamana, through its wholly-owned subsidiary, Meridian Jerritt Canyon Corp. (the “Acquiror”), upon conversion of a $1.0 million principal amount and accrued interest of a secured convertible debenture (the “Debenture”) advanced to the Company prior to the closing of the Private Placement (the “Committed Funds”). The Committed Funds were being advanced to Rise Gold prior to the closing of the Private Placement pursuant to the terms of a secured convertible debenture. The Debenture has a term of six months and an annual interest rate of 12%, calculated and compounded monthly, payable in cash or Units at Yamana’s option, except as described below. The principal amount of the Debenture and any accrued interest thereon is convertible into Units at a conversion price of C$0.10 per Unit (the “Conversion Price”) at any time in the sole discretion of the Acquiror. In addition, the principal amount of the Debenture will automatically be converted into Units at the Conversion Price if, during the term of the Debenture, Rise Gold is able to raise proceeds of C$800,000 under the Private Placement from investors other than Yamana.

RISE GOLD CORP.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED JANUARY 31, 2019
(Expressed in Canadian Dollars)

11.	SUBSEQUENT EVENTS (continued)

Following the conversion of the Debenture, the Acquiror owns 27,549,724 Shares and warrants to purchase an aggregate of 13,774,862 Shares, representing approximately 16.77% of Rise Gold’s issued and outstanding Shares on a non-diluted basis, and approximately 23.21% of Rise Gold’s issued and outstanding Shares on a partially diluted basis, assuming the exercise of the warrants held by the Acquiror. Yamana is an insider of Rise Gold by virtue of its shareholdings, and as a result, the transactions with Rise Gold constitute a “related party transaction” under Multilateral Instrument 61-101 Protection of Minority Security Holders in Special Transactions (“MI 61-101”). The related party transaction is exempt from the formal valuation requirements of Section 5.4 of MI 61-101 pursuant to subsection 5.5(a) of MI 61-101, and exempt from the minority approval requirements of Section 5.6 of MI 61-101 pursuant to subsection 5.7(1)(a) of MI 61-101 as the fair market value of the transactions do not exceed 25% of the Rise Gold’s market capitalization. A material change report as contemplated by the related party transaction requirements under MI 61-101 was not filed more than 21 days prior to the proposed closing of the Debenture financing, as the funds to be advanced are presently required to meet Rise Gold’s anticipated short-term cash and project requirements. All securities issued pursuant to the Private Placement will be subject to statutory hold periods in accordance with applicable United States and Canadian securities laws. Rise Gold will use the proceeds from the Private Placement for the advancement of its Idaho-Maryland Gold Project and for general working capital. The securities offered have not been registered under the United States Securities Act of 1933, as amended (the “U.S. Securities Act”), or any state securities laws and may not be offered or sold absent registration or compliance with an applicable exemption from the registration requirements of the U.S. Securities Act and applicable state securities laws. While the Acquiror currently has no plans or intentions with respect to the Rise Gold securities, the Acquiror may develop such plans or intentions in the future and, at such time, may from time to time acquire additional securities, dispose of some or all of the existing or additional securities or may continue to hold the Shares, warrants or other securities of Rise Gold based on market conditions, general economic and industry conditions, trading prices of Rise Gold’s securities, Rise Gold’s business, financial condition and prospects and/or other relevant factors.

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

On March 1, 2019, the Company announced that it has completed a non-brokered private placement (“the Private Placement”) for a total of $1,827,472 through the sale of 18,274,724 units (each a “Unit”) at a price of $0.10 per Unit where each Unit consists of one share of common stock (a “Share”) and one-half of one share purchase warrant. Each whole warrant entitles the holder to acquire one additional Share at an exercise price of $0.13 until March 1, 2021.

Plan of Operations

As at January 31, 2019, the Company had a cash balance of $64,426, compared to a cash balance of $69,616 as of July 31, 2018.

Our plan of operations for the next 12 months is to continue our current diamond drilling exploration activities at the I-M Mine Property.

Rise has initiated but not yet completed an exploration drilling program on the I-M Mine Property to date. Up to January 31, 2019, Rise has completed twelve drill holes, B-17-01, B-18-02 thru B-18-07, Z-18-08 & Z-18-09m and I-18-10-I-18-12. Drill hole I-19-13 was in progress and at a depth of 993 m at January 31, 2019. Total drilling completed to January 31, 2019 by Rise Gold is ~13,214 meters. Assay results for drill holes up to B-18-10 have been released as at January 31, 2019.

Exploration drilling at the Brunswick portion of the Idaho-Maryland Gold project has been successful with numerous gold bearing veins intersected and previously released in 2018 on January 3rd, June 28th, July 23rd, August 7th and December 13th. A summary of drill highlights for the program released to date is presented in the table.

Drill Intercept Highlights Released to January 31st 2019
Hole	From (m)	To (m)	Gold (gpt)	Intercept Length (m)	Estimated True Width (m)	Vein

B-17-01	638.89	653.80	12.2	14.90	7.8	B1
Including	643.74	646.48	62.7	2.74		B1 Center
Including	644.96	645.57	266.0	0.61
B-17-01	1111.61	1126.85	4.5	15.24	?	?
Including	1112.06	1113.59	40.6	1.52
B-18-02	578.42	582.78	7.9	4.36	1.0 - 3.4	B116 or B1
B-18-03	516.64	518.62	6.0	1.98	1.7	B1 East
B-18-04	516.94	520.96	8.0	4.02	3.0	B32
Including	516.94	518.01	23.0	1.07
B-18-04	625.27	628.04	4.0	2.77	2.1	B10 HW
B-18-04	637.03	640.08	4.4	3.05	2.3	B10 FW
B-18-04	711.92	715.21	5.1	3.29	1.8	B18
B-18-05	667.88	671.38	5.9	3.51	2.0	B10 HW
Including	670.32	671.38	13.0	1.07
B-18-05	682.90	690.37	2.4	7.47	4.1	B10 FW
B-18-05	748.28	763.58	2.6	15.30	11.0	B41
B-18-05	899.59	905.53	2.5	5.94	3.4	B39
B-18-05	978.10	983.28	22.4	5.18	2.6	B40
Including	978.10	979.32	93.2	1.22
B-18-05	1590.14	1594.56	23.7	4.42	3.2	IB30
Including	1593.59	1594.01	230.0	0.43
B-18-05	1887.47	1890.43	10.9	2.96	2.0	IB50
Including	1889.36	1889.85	61.0	0.49
B-18-06	682.75	688.54	2.6	5.79	4.1	B10
B-18-06	766.54	775.50	4.9	8.96	8.2	B41
B-18-07	733.35	736.40	3.0	3.05	2.4	B6
B-18-07	746.49	750.14	4.0	3.66	2.8	B10 HW
B-18-07	756.97	760.78	1.9	3.81	5.4	B10 FW
Z-18-08	No Significant Intercepts
Z-18-09	309.68	316.38	3.3	6.71	?	Zebra
I-18-10	171.08	174.60	4.7	3.52	?	Zebra
I-18-10	958.02	965.61	1.8	7.59	?	52 HW
I-18-10	965.61	972.01	3.2	6.40	?	52
I-18-10	977.98	978.44	97.3	0.46	?	52 FW
I-18-10	987.77	994.58	149.3	6.81	?	52 FW
Including	993.42	993.88	2190.0	0.46

Rise Gold has implemented a quality control program for our drill program to ensure best practices in the sampling and analysis of the drill core. This includes the insertion of blind blanks, duplicates and certified standards. HQ and NQ sized drill core is saw cut with half of the drill core sampled at intervals based on geological criteria including lithology, visual mineralization, and alteration. The remaining half of the core is stored on-site at our warehouse in Grass Valley, California. Drill core samples are transported in sealed bags to ALS Minerals analytical assay lab in Reno, Nevada.

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

Results of Operations

For the Periods Ended January 31, 2019 and 2018

The Company’s operating results for the periods ended January 31, 2019 and 2018 are summarized as follows:

FOR THE SIX MONTHS ENDED JANUARY 31,	2019	2018

EXPENSES
Consulting	$27,100	$39,500
Depreciation (Note 5)	14,005	-
Directors’ fees	39,424	50,855
Filing and regulatory	19,360	61,514
Foreign exchange (gain) loss	3,951	(21,688)
Gain on settlement of debt (Note 10)	-	(1,608)
General and administrative	271,373	105,436
Geological, mineral, and prospect costs (Note 4)	1,909,681	709,677
Interest expense	13,427	-
Professional fees	284,537	224,057
Promotion and shareholder communication	279,733	258,307
Share-based compensation	173,762	-
Salaries	91,090	91,077
Net loss and comprehensive loss for the period	$3,127,443	$1,517,127

The Company’s operating expenses increased during the period ended January 31, 2019 compared to the prior period primarily as a result of increased exploration activities.

Liquidity and Capital Resources

Working Capital

	At January 31, 2019	At July 31, 2018	At July 31, 2017
Current Assets	$336,704	$619,064	$520,300
Current Liabilities	$1,004,524	$875,918	$334,871
Working Capital	$(667,820)	$(256,854)	$185,429

Cash Flows

	For the six month period ended January 31, 2019	For the six month period ended January 31, 2018
Net Cash used in Operating Activities	$(2,609,332)	$(1,426,484)
Net Cash used in Investing Activities	$(125,660)	$(750,243)
Net Cash provided by Financing Activities	$2,729,802	$1,983,003
Net Decrease in Cash During Period	$(5,190)	$(193,724)

As of January 31, 2019, the Company had $64,426 in cash, $336,704 in current assets, $6,669,289 in total assets, $1,004,524 in current liabilities and $1,124,489 in total liabilities, working capital of $(667,820) and an accumulated deficit of $13,749,230.

During the six month period ended January 31, 2019, the Company used $2,609,332 (2018 - $1,426,484) in net cash on operating activities. The difference in net cash used in operating activities during the two periods was largely due to the increase in the Company’s net loss for the most recent period.

During the six month period ended January 31, 2019, the Company used net cash of $125,660 (2018 - $750,243) in investing activities on its mineral property.

The Company received net cash of $2,729,802 (2018 - $1,983,003) from financing activities during the six month period ended January 31, 2019. During the period ended January 31, 2019, the Company also repaid $10,000 in loans previously received from a related party.

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

As of the end of the period covered by this Report, management of the Company carried out an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on this evaluation, management concluded that the Company’s disclosure controls and procedures were not effective as of January 31, 2019 because a material weakness in internal control over financial reporting existed as of that date as a result of a lack of segregation of incompatible duties due to insufficient personnel.

A material weakness is a deficiency or a combination of control deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the period ended January 31, 2019 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

By:	/s/ Benjamin Mossman
Benjamin Mossman, Chief Executive Officer

Date:	March 15, 2019