Form 10-Q
period 2019-04-30
Rise Gold Corp.
filed 2019-06-14
CIK 1424864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2019

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

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
N/A

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Trading Symbol(s)	Name of principal U.S. market and foreign exchange
Common Stock	RYES	OTCQB
Common Stock	RISE	Canadian Securities Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

As of June 13, 2019, the registrant had 164,265,081 shares of common stock issued and outstanding.

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

1

RISE GOLD CORP.

(AN EXPLORATION STAGE COMPANY)

CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

PERIOD ENDED APRIL 30, 2019

2

RISE GOLD CORP.
(An Exploration Stage Company)
CONDENSED CONSOLIDATED INTERIM STATEMENT OF FINANCIAL POSITION
(Expressed in Canadian Dollars)
(Unaudited)

	April 30,	July 31,
AS AT	2019	2018

ASSETS
Current
Cash	$271,357	$69,616
Receivables	10,281	17,059
Prepaid expenses (Note 3)	116,357	532,389
Total current assets	397,995	619,064

Non-current
Mineral property interests (Note 4)	5,447,674	5,447,674
Equipment (Note 5)	819,955	711,366
Deposit	61,890	-
Total assets	$6,727,514	$6,778,104

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current
Accounts payable and accrued liabilities	$540,721	$521,058
Payable to related parties (Note 7)	40,940	49,150
Current portion of equipment loan (Note 5)	371,819	305,710
Total current liabilities	953,480	875,918

Non-current
Equipment loan (Note 5)	-	293,955
	953,480	1,169,873
Stockholders’ equity
Capital stock, $0.001 par value, 400,000,000 shares authorized;
164,265,081 (July 31, 2018 – 116,105,982) shares issued and outstanding (Note 9)	164,265	116,106
Additional paid-in capital (Note 9)	21,022,450	16,280,575
Cumulative translation adjustment	(166,663)	(166,663)
Deficit	(15,246,018)	(10,621,787)
Total stockholders’ equity	5,774,034	5,608,231

Total liabilities and stockholders’ equity	$6,727,514	$6,778,104

Nature and continuance of operations (Note 1)

Contingency (Note 6)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

RISE GOLD CORP.
(An Exploration Stage Company)
CONDENSED CONSOLIDATED INTERIM STATEMENT OF LOSS AND COMPREHENSIVE LOSS
(Expressed in Canadian Dollars)
(Unaudited)

	Three months ended April 30, 2019	Three months ended April 30, 2018	Nine months ended April 30, 2019	Nine months ended April 30, 2018

EXPENSES
Consulting	$30,000	$18,000	$57,100	$57,500
Depreciation (Note 5)	3,066	-	17,071	-
Directors’ fees	20,180	22,252	59,604	73,107
Filing and regulatory	18,537	10,266	37,897	71,780
Foreign exchange (gain) loss	37,739	6,380	41,691	(15,308)
Gain on settlement of debt	-	-	-	(37,068)
General and administrative	43,192	33,649	314,564	139,085
Geological, mineral, and prospect costs (Note 4)	1,015,320	440,615	2,925,001	1,150,292
Interest expense (Note 5 and 8)	10,261	-	23,688	-
Professional fees	107,326	127,971	391,863	352,028
Promotion and shareholder communication	192,971	65,502	472,704	323,809
Share-based compensation	-	673,360	173,762	673,360
Salaries	18,196	56,465	109,286	147,542
Net loss and comprehensive loss for the period	$1,496,788	$1,454,460	$4,624,231	$2,936,127
Basic and diluted loss per common share	$(0.01)	$(0.02)	$(0.03)	$(0.04)
Weighted average number of common shares outstanding (basic and diluted)	158,310,396	85,685,791	141,699,202	74,624,290

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

RISE GOLD CORP.
(An Exploration Stage Company)
CONDENSED CONSOLIDATED INTERIM STATEMENT OF CASH FLOWS
(Expressed in Canadian Dollars)
(Unaudited)

FOR THE NINE MONTHS ENDED APRIL 30,	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES
Loss for the period	$(4,624,231)	$(2,936,127)
Items not involving cash
Depreciation	17,071	-
Interest expense	4,972	-
Share-based payment	173,762	673,360
Gain on settlement of debt	-	(37,068)
Unrealized loss on foreign exchange	1,790	11,071
Non-cash working capital item changes:
Receivables	6,778	(24,568)
Prepaid expenses	416,032	(365,406)
Deposits	(61,890)	-
Accounts payables and accrued liabilities	19,663	18,358
Due to related parties	-	6,584
Net cash used in operating activities	(4,046,053)	(2,653,796)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of equipment	(125,660)	-
Mineral property	-	(1,138,443)
Net cash used in investing activities	(125,660)	(1,138,443)

CASH FLOWS FROM FINANCING ACTIVITIES
Private placement	3,611,300	5,257,620
Convertible debenture (Note 8)	1,000,000	-
Repayment of equipment loan	(227,846)	-
Warrants exercised	-	19,267
Share issuance costs	-	(86,567)
Repayment of loans from related parties	(10,000)	-
Net cash provided by financing activities	4,373,454	5,190,320

Change in cash for the period	201,741	1,398,081
Cash, beginning of period	69,616	337,099
Cash, end of period	$271,357	$1,735,180

Supplemental cash flow information (Note 10)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

RISE GOLD CORP.
(An Exploration Stage Company)
CONDENSED CONSOLIDATED INTERIM STATEMENT OF STOCKHOLDERS’ EQUITY
(Expressed in Canadian Dollars)
(Unaudited)

	Capital Stock
	Number	Amount	Additional Paid-in Capital	Subscription Receivable	Cumulative Translation Adjustment	Deficit	Total
Balance as at July 31, 2017	66,707,655	$66,708	$10,103,162	$-	$(166,663)	$(6,027,924)	$3,975,283
Shares issued for cash	7,077,140	7,077	1,054,493	-	-	-	1,061,570
Share issuance costs	-	-	(18,248)	-	-	-	(18,248)
Shares issued for debt	417,184	417	60,074	-	-	-	60,491
Loss for the period	-	-	-	-	-	(594,306)	(594,306)
Balance as at October 31, 2017	74,201,979	$74,202	$11,199,481	$-	$(166,663)	$(6,622,230)	$4,484,790
Shares issued for cash	6,550,333	6,550	976,000	-	-	-	982,550
Share issuance costs	-	-	(60,279)	-	-	-	(60,279)
Warrants exercised	192,670	193	19,074	-	-	-	19,267
Loss for the period	-	-	-	-	-	(922,821)	(922,821)
Balance as at January 31, 2018	80,944,982	$80,945	$12,134,276	$-	$(166,663)	$(7,545,051)	$4,503,507
Shares issued for cash	35,161,000	35,161	3,480,939	(302,600)	-	-	3,213,500
Share issuance costs	-	-	(8,000)	-	-	-	(8,000)
Share-based payment	-	-	673,360	-	-	-	673,360
Loss for the period	-	-	-	-	-	(1,419,000)	(1,419,000)
Balance as at April 30, 2018	116,105,982	$116,106	$16,280,575	$(302,600)	$(166,663)	$(8,964,051)	$6,963,367

Balance as at July 31, 2018	116,105,982	$116,106	$16,280,575	$-	$(166,663)	$(10,621,787)	$5,608,231
Shares issued for cash	22,384,375	22,384	2,118,366	-	-	-	2,140,750
Loss for the period	-	-	-	-	-	(1,490,451)	(1,490,451)
Balance as at October 31, 2018	138,490,357	$138,490	$18,398,941	$-	$(166,663)	$(12,112,238)	$6,258,530
Shares issued for cash	7,500,000	7,500	742,500	-	-	-	750,000
Share-based payment	-	-	173,762	-	-	-	173,762
Loss for the period	-	-	-	-	-	(1,636,992)	(1,636,992)
Balance as at January 31, 2019	145,990,357	$145,990	$19,315,203	$-	$(166,663)	$(13,749,230)	$5,545,300
Shares issued for conversion of debt	10,049,724	10,050	$994,922	$-	$-	$-	1,004,972
Shares issued for cash	8,225,000	8,225	712,325	-	-	-	720,550
Loss for the period	-	-	-	-	-	(1,496,788)	(1,496,788)
Balance as at April 30, 2019	164,265,081	$164,265	$21,022,450	$-	$(166,663)	$(15,246,018)	$5,774,034

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

RISE GOLD CORP.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED APRIL 30, 2019
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

The Company is in the early stages of exploration and, as is common with any exploration company, it raises financing for its acquisition activities. The accompanying condensed consolidated interim financial statements have been prepared on the going concern basis, which presumes that the Company will continue operations for the foreseeable future and will be able to realize assets and discharge liabilities in the normal course of business. The Company has incurred a loss of $4,624,231 for the period ended April 30, 2019 and has accumulated a deficit of $15,246,018. This raises substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to maintain continued support from its shareholders and creditors and to raise additional capital and implement its business plan. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

At April 30, 2019, the Company had working capital deficiency of $555,485.

2.	BASIS OF PREPARATION

Generally Accepted Accounting Principles

The accompanying unaudited condensed consolidated interim financial statements have been prepared in conformity with generally accepted accounting principles of the United States of America (“US GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) for financial information with the instructions to Form 10-Q and Regulation S-K. Results are not necessarily indicative of results which may be achieved in the future. The unaudited condensed consolidated interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the audited financial statements and notes thereto, together with Management’s Discussion and Analysis, for the year ended July 31, 2018. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such SEC rules and regulations. The operating results for the three and nine months ended April 30, 2019 are not necessarily indicative of the results that may be expected for the year ended July 31, 2019.

Basis of Consolidation

These condensed consolidated interim financial statements include the accounts of the Company and its wholly-owned subsidiary, Rise Grass Valley Inc. All significant intercompany accounts and transactions have been eliminated on consolidation.

RISE GOLD CORP.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED APRIL 30, 2019
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

The accounts of subsidiaries are prepared for the same reporting period as the parent company, using consistent accounting policies. Intercompany transactions, balances and unrealized gains or losses on transactions are eliminated upon consolidation.

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

In February 2016, the FASB issued ASU 842, “Leases” which details the scope of the leases guidance and specifies the accounting for leases to recognize assets and liabilities for the rights and obligations created by leases that extend more than twelve months on the balance sheet. This accounting update also requires additional disclosures surrounding the amount, timing and uncertainty of cash flows arising from leases. Adoption is effective for annual periods beginning on December 15, 2018, and interim periods thereafter, with early adoption permitted. It requires the Company to restate certain previously reported results, including the recognition of additional right-of-use assets and lease obligations for operating leases.

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

RISE GOLD CORP.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED APRIL 30, 2019
(Expressed in Canadian Dollars)

3.	PREPAID EXPENSES

	April 30, 2019	July 31, 2018
Promotion and shareholder communication	$91,667	$429,166
Insurance	10,439	102,723
Other	14,251	500
	$116,357	$532,389

4.	MINERAL PROPERTY INTERESTS

The Company’s mineral properties balance consists of:

Idaho-Maryland, California

Balance, July 31, 2017	$3,789,854
Additions	1,657,820
Balance, July 31, 2018 and April 30, 2019	$5,447,674

Title to mineral properties

Title to mineral properties involves certain inherent risks due to the difficulties of determining the validity of certain mineral titles as well as the potential for problems arising from the frequently ambiguous conveying history characteristic of many mineral properties. As at April 30, 2019, the Company holds title to the Idaho-Maryland Gold Mine Property.

As of April 30, 2019, based on management’s review of the carrying value of mineral rights, management determined that there is no evidence that the cost of these acquired mineral rights will not be fully recovered and accordingly, the Company determined that no adjustment to the carrying value of mineral rights was required. As of the date of these consolidated financial statements, the Company has not established any proven or probable reserves on its mineral properties and has incurred only acquisition and exploration costs.

Idaho-Maryland Gold Mine Property, California

On August 30, 2016, the Company entered into an option agreement with three parties to purchase a 100% interest in and to the Idaho-Maryland Gold Mine property located near Grass Valley, California, United States; pursuant to the option agreement, in order to exercise the option, the Company must pay US$2,000,000 by November 30, 2016. Upon execution of the option agreement, the Company paid the vendors a non-refundable cash deposit in the amount of $32,758 (US$25,000), which would be credited against the purchase price of US$2,000,000 upon exercise of the option. On November 30, 2016, the Company negotiated an extension of the closing date of the option agreement to December 26, 2016, in return for a cash payment of $32,758 (US$25,000), which would be credited against the purchase price of US$2,000,000 upon exercise of the option. On December 28, 2016, the Company negotiated a further no-cost extension of the closing date of the option agreement to April 30, 2017. On January 25, 2017, the Company exercised the option by paying $2,588,625 (US$1,950,000) and acquired a 100% interest in the Idaho-Maryland Gold Mine property.

RISE GOLD CORP.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED APRIL 30, 2019
(Expressed in Canadian Dollars)

4.	MINERAL PROPERTY INTERESTS (continued)

Idaho-Maryland Gold Mine Property, California (continued)

In connection with the option agreement, the Company agreed to pay a cash commission of $184,000 (US$140,000) equal to 7 per cent of the purchase price of US$2,000,000; the commission was settled on January 25, 2017 through the issuance of 920,000 units valued at $0.20 per unit. The Company also incurred additional transaction costs of $144,391, which have been included in the carrying value of the Idaho-Maryland Gold Mine.

On January 6, 2017, the Company entered into an option agreement with Sierra Pacific Industries Inc. (“Sierra”) to purchase a 100% interest in and to certain surface rights totalling approximately 82 acres located near Grass Valley, California, United States, contiguous to the Idaho-Maryland Gold Mine property acquired by the Company on January 25, 2017. Pursuant to the option agreement, in order to exercise the option, the Company was required to pay US$1,900,000 by March 31, 2017. Upon execution of the option agreement, the Company paid the vendors a non-refundable cash deposit in the amount of $132,732 (US$100,000), which was credited against the purchase price of US$1,900,000 upon exercise of the option. On April 3, 2017, the Company negotiated an extension of the closing date of the option agreement to June 30, 2017, in return for a cash payment of $268,000 (US$200,000), at which time a payment of US$1,600,000 was due in order to exercise the option. On June 7, 2017, the Company negotiated an extension of the closing date of the option agreement to September 30, 2017, in return for a cash payment of $406,590 (US$300,000), at which time a payment of US$1,300,000 was due in order to exercise the option.

On May 14, 2018, the Company completed the purchase of the surface rights totalling approximately 82 acres by making final payments totalling $1,657,820 (US$1,300,000).

Idaho-Maryland, California

Idaho-Maryland Gold Mine property	$2,982,532
Surface rights	2,465,142
Balance, July 31, 2018 and April 30, 2019	$5,447,674

As at April 30, 2019, the Company has incurred cumulative property investigation costs of $55,253 and cumulative exploration expenditures of $5,358,858 on the Idaho-Maryland Gold Mine property as follows:

	Nine months ended April 30, 2019	Year ended July 31, 2018

Idaho-Maryland Gold Mine expenditures:
Opening balance	$2,433,857	$375,980

Consulting	456,821	352,988
Exploration	1,748,716	1,030,710
Rent	97,361	32,380
Supplies	183,190	246,656
Sampling	258,070	278,344
Logistics	180,843	116,799
Total expenditures for the period	$2,925,001	$2,057,877

Closing balance	$5,358,858	$2,433,857

RISE GOLD CORP.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED APRIL 30, 2019
(Expressed in Canadian Dollars)

5.	EQUIPMENT AND EQUIPMENT LOAN

On June 7, 2018, the Company purchased two diamond core drilling rigs for exploration at the Idaho-Maryland Gold Project for a total purchase price of $624,459. The purchase is financed and will be paid in equal monthly installments of $27,396 per month over a 24-month period with an interest rate of 5% per annum. Cumulative interest expense incurred for the equipment purchase as at April 30, 2019 is $18,716.

During the year ended July 31, 2018, the Company also purchased additional drilling equipment for a total of $89,213.

Cost	Drilling equipment
At July 31, 2017	$-
Purchases	713,672
At July 31, 2018	$713,672
Purchases	125,660
At April 30, 2019	$839,332

Accumulated depreciation
At July 31, 2017	$-
Depreciation	2,306
At July 31, 2018	$2,306
Depreciation	17,071
At April 30, 2019	$19,377

Total carrying value, July 31, 2018	$711,366
Total carrying value, April 30, 2019	$819,955

During the year ended July 31, 2018, the Company recorded an equipment loan of $624,459 in connection with the two diamond core drilling rigs purchased. The Company paid $246,562 including $18,716 of interest towards this loan as at April 30, 2019. As at April 30, 2019, the outstanding balance remaining on this loan was $371,819.

RISE GOLD CORP.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED APRIL 30, 2019
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

Key management personnel consist of the Chief Executive Officer, Chief Financial Officer, and the directors of the Company. The remuneration of the key management personnel is as follows:

a)	Salaries of $135,000 (2018 - $135,000) to the CEO of the Company.

b)	Consulting fees of $20,000 (2018 - $36,000) to the former CFO of the Company, and consulting fees of $5,800 (2018 - $10,750) to a company in which the former CFO and a former director held a 50% interest.

c)	Directors fees of $59,604 (2018 - $73,107) to directors of the Company.

d)	During the period ended April 30, 2019, the Company paid $40,000 (2018 - $Nil) in professional fees to a company controlled by a director of the Company.

e)	Share-based compensation of $167,770 (2018 - $631,150) for options granted during the period ended April 30, 2019.

f)	Rent of $Nil (2018 - $3,600) to a company in which the former CFO and a former director held a 50% interest.

As at April 30, 2019, the Company has recorded loans from related parties of $Nil (July 31, 2018 - $10,000) and $40,940 (US$30,500) (July 31, 2018 - $39,150 (US$30,500)) representing advances made by a director and two former directors. The advances are due on demand without interest.

As at April 30, 2019, included in accounts payable and accrued liabilities is $46,574 (July 31, 2018 - $68,521) in accounts and advances payable and accrued liabilities to current and former directors, officers and companies controlled by directors and officers of the Company.

RISE GOLD CORP.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED APRIL 30, 2019
(Expressed in Canadian Dollars)

8.	CONVERTIBLE DEBENTURE

On February 13, 2019, the Company entered into convertible debenture whereby it received $1,000,000 of principal amount (the “Debenture”) from Meridian Jerritt Canyon Corp. (“Meridian”), a wholly-owned subsidiary of Yamana Gold Inc. (“Yamana”). The Debenture has a term of six months and an annual interest rate of 12%, calculated and compounded monthly, payable in cash or units of the Company at Yamana’s option except as described below. The principal amount of the Debenture and any accrued interest thereon is convertible into units at a conversion price of C$0.10 per unit (the “Conversion Price”) at any time at the sole discretion of Meridian. In addition, the principal amount of the Debenture will automatically be converted into units at the Conversion Price if, during the term of the Debenture, Rise Gold is able to raise proceeds of C$800,000 under the Private Placement from investors other than Yamana in connection with the March 2019 private placement.

On March 1, 2019, the Company completed a non-brokered private placement for a total of $1,827,472. In conjunction with the closing, a total of 10,049,724 units have been issued to Yamana, through its wholly-owned subsidiary, Meridian, upon conversion of the $1,000,000 principal amount and accrued interest of $4,972 of the Debenture. As at April 30, 2019, the Debenture has been fully converted.

9.	CAPITAL STOCK AND ADDITIONAL PAID-IN-CAPITAL

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

Private Placements

On September 26, 2017, the Company completed the first tranche of a non-brokered private placement, issuing an aggregate of 7,077,140 units at a price of $0.15 per unit for gross proceeds of $1,061,570. Each unit consisted of one share of common stock and one non-transferable share purchase warrant exercisable into one share of common stock at a price of $0.25 for a period of two years from the date of issuance. In connection with the private placement, the Company paid finders’ fees and share issuance costs of $18,248, and issued a total of 3,600 finders’ warrants valued at $346 (discount rate – 1.59%, volatility – 150.97%, expected life – 2 years, dividend yield – 0%), exercisable into one share of common stock at a price of $0.25 for a period of two years from the date of issuance.

On December 27, 2017, the Company completed the second tranche of a non-brokered private placement, issuing an aggregate of 6,417,000 units at a price of $0.15 per unit for gross proceeds of $962,550. Each unit consisted of one share of common stock and one non-transferable share purchase warrant exercisable into one share of common stock at a price of $0.25 for a period of two years from the date of issuance. In connection with the private placement, the Company paid finders’ fees and share issuance costs of $60,279, and issued a total of 371,860 finders’ warrants valued at $28,997 (discount rate – 1.64%, volatility – 139.85%, expected life – 2 years, dividend yield – 0%), exercisable into one share of common stock at a price of $0.25 for a period of two years from the date of issuance.

RISE GOLD CORP.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED APRIL 30, 2019
(Expressed in Canadian Dollars)

9.	CAPITAL STOCK AND ADDITIONAL PAID-IN-CAPITAL

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

On April 18, 2018, the Company completed a non-brokered private placement, issuing an aggregate of 35,161,000 units at a price of $0.10 per unit for gross proceeds of $3,516,100. Each unit consisted of one share of common stock and one non-transferable share purchase warrant exercisable into one share of common stock at a price of $0.15 for a period of three years from the date of issuance. In connection with the private placement, the Company paid finders’ fees and share issuance costs of $8,000, and issued a total of 21,000 finders’ warrants valued at $1,467 (discount rate – 1.88%, volatility – 123.60%, expected life – 2 years, dividend yield – 0%), exercisable into one share of common stock at a price of $0.15 for a period of two years from the date of issuance.

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

On October 16, 2018, the Company completed a strategic initial investment in a financing of $1,750,000 by issuing 17,500,000 units to Meridian, a wholly-owned subsidiary of Yamana. Each unit consists of one common stock at a price of $0.10 per unit and one-half of one share purchase warrant at a price of $0.13 exercisable until October 16, 2020. As a result of the investment, the investor owned approximately 12.6% of the Company’s issued and outstanding shares on a non-diluted basis. In conjunction with the investment, the Company issued 875,000 share purchase warrants valued at $48,686 (discount rate – 1.65%, volatility – 139.09%, expected life – 2 years, dividend yield – 0%) as a finder’s fee to Southern Arc Minerals Inc. (“Southern Arc”), which will be exercisable into one common stock at a price of $0.13 until October 16, 2020.

On November 5, 2018, the Company raised $750,000 through the sale of 7,500,000 units at $0.10 per unit where each unit consists of one share of common stock and one half of one share purchase warrant exercisable into one common stock at a price of $0.13 until November 5, 2020. All 7,500,000 units issued in the final tranche were acquired by Southern Arc.

On March 1, 2019, the Company completed a non-brokered private placement for a total of $1,827,472 through the sale of 18,274,724 units at a price of $0.10 per unit where each unit consists of one share of common stock and one-half of one share purchase warrant. Each whole warrant is exercisable into one share of common stock at a price of $0.13 until March 1, 2021. In connection with the private placement, the Company paid finders’ fees and share issuance costs of $101,951, and issued a total of 199,500 finders’ warrants valued at $11,100 (discount rate – 1.65%, volatility – 139.09%, expected life – 2 years, dividend yield – 0%), exercisable into one share of common stock at a price of $0.13 for a period of two years from the date of issuance.

RISE GOLD CORP.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED APRIL 30, 2019
(Expressed in Canadian Dollars)

9.	CAPITAL STOCK AND ADDITIONAL PAID-IN-CAPITAL (continued)

Private Placements (continued)

In conjunction with the closing, a total of 10,049,724 units have been issued to Yamana, through its wholly-owned subsidiary, Meridian, upon conversion of a Debenture (Note 8) advanced to the Company prior to the closing of the Private Placement (the “Committed Funds”). The Committed Funds were being advanced to Rise Gold prior to the closing of the Private Placement pursuant to the terms of the secured convertible debenture. The Debenture has a term of six months and an annual interest rate of 12%, calculated and compounded monthly, payable in cash or units at Yamana’s option, except as described below.

Following the conversion of the Debenture, Meridian now owns a total of 27,549,724 shares and warrants to purchase an aggregate of 13,774,862 shares, representing approximately 16.77% of Rise Gold’s issued and outstanding shares on a non-diluted basis.

Stock Options

On November 30, 2018, the Company granted 2,900,000 stock options with a fair value of $173,762 to employees and directors of the Company. The options are exercisable at $0.10 per share for a period of five years and expire on November 29, 2023.

During the year ended July 31, 2018, the Company granted a total of 6,381,000 stock options with a fair value of $673,360 to employees, officers, directors, and consultants of the Company, exercisable at a weighted average price of $0.12 per share for a period of five years.

The following incentive stock options were outstanding and exercisable at April 30, 2019:

Number of Options	Exercise Price	Expiry Date

1,100,000	$0.15	March 22, 2021
586,600	0.20	August 8, 2021
2,142,542	0.24	December 27, 2021
500,000	0.27	April 3, 2022
900,000	0.28	April 20, 2020
6,381,000	0.12	April 19, 2023
2,900,000	0.10	November 30, 2023
14,510,142	$0.15

RISE GOLD CORP.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED APRIL 30, 2019
(Expressed in Canadian Dollars)

9.	CAPITAL STOCK AND ADDITIONAL PAID-IN-CAPITAL (continued)

Stock option transactions are summarized as follows:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value

Balance, July 31, 2017	5,729,142	$0.24	$	Nil
Options granted	6,381,000	0.12		Nil
Options expired/forfeited	(500,000)	(0.33)		Nil
Balance outstanding and exercisable, July 31, 2018	11,610,142	0.17		Nil
Options granted	2,900,000	0.10		Nil
Balance outstanding and exercisable, April 30, 2019	14,510,142	$0.15	$	Nil

The following weighted average assumptions were used for the Black-Scholes pricing model valuation of stock options issued during the period ended April 30, 2019:

	2019	2018

Risk-free interest rate	2.12%	2.12%
Expected life of warrants	5.0 years	5.0 years
Expected annualized volatility	136.38%	136.38%
Dividend	Nil	Nil
Forfeiture rate	0%	0%

Warrants

The following warrants were outstanding at April 30, 2019:

Number of Warrants	Exercise Price	Expiry Date

9,863,486	$0.40	May 5, 2019
7,080,740	0.25	September 25, 2019
6,788,860	0.25	December 27, 2019
133,333	0.25	January 3, 2020
21,000	0.15	April 18, 2020
35,161,000	0.15	April 18, 2021
2,881,250	0.12	August 31, 2021
2,003,125	0.12	September 17, 2021
9,625,000	0.13	October 15, 2020
3,750,000	0.13	November 5, 2020
9,336,862	0.13	March 1, 2021
86,644,656	$0.19

During the period ended April 30, 2019, a total of 24,900,400 warrants with an exercise price of $0.40 expired unexercised. Subsequent to April 30, 2019, 9,863,486 with an exercise price of $0.40 warrants expired unexercised.

RISE GOLD CORP.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED APRIL 30, 2019
(Expressed in Canadian Dollars)

9.	CAPITAL STOCK AND ADDITIONAL PAID-IN-CAPITAL (continued)

Warrant transactions are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price

Balance, July 31, 2017	36,039,372	$0.39
Warrants issued	49,602,117	0.18
Warrants expired	(1,500,000)	(0.23)
Warrants exercised	(192,670)	(0.10)

Balance, July 31, 2018	83,948,819	0.27
Warrants issued	27,596,237	0.13
Warrants expired	(24,900,400)	(0.40)
Balance, April 30, 2019	86,644,656	$0.19

The following weighted average assumptions were used for the Black-Scholes pricing model valuation of finders’ warrants issued during the period ended April 30, 2019:

	2019	2018

Risk-free interest rate	1.65%	1.65%
Expected life of warrants	2.0 years	2.0 years
Expected annualized volatility	139.09%	139.09%
Dividend	Nil	Nil
Forfeiture rate	0%	0%

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

RISE GOLD CORP.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED APRIL 30, 2019
(Expressed in Canadian Dollars)

10.	SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

During the nine month periods ended April 30, 2019 and 2018, the Company had the following non-cash financing and investing activities:

For the period ended April 30, 2019:

a)	Issued 1,074,500 in finders’ warrants valued at $59,786 recorded as share issuance costs;

For the period ended April 30, 2018:

b)	Issued 396,460 finders’ warrants valued at $30,810 recorded as share issuance costs;

c)	Issued 417,184 units, each unit comprised of one share of common stock and one share purchase warrant, valued at $60,491, pursuant to a settlement of debt in relation to $95,952 in finders’ fees payable on the private placement which closed on May 5, 2017; and

c)       Accrued $7,100 in share issuance costs through accounts payable and accrued liabilities.

11.	SEGMENTED INFORMATION

A reporting segment is defined as a component of the Company that:

-	Engages in business activities from which it may earn revenues and incur expenses;
-	Operating results are reviewed regularly by the entity’s chief operating decision maker; and
-	Discrete financial information is available

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

On September 26, 2017, the Company completed the first tranche of a non-brokered private placement, issuing an aggregate of 7,077,140 units at a price of $0.15 per unit for gross proceeds of $1,061,570. Each unit consisted of one share of common stock and one non-transferable share purchase warrant exercisable into one share of common stock at a price of $0.25 for a period of two years from the date of issuance. In connection with the private placement, the Company paid finders’ fees and share issuance costs of $18,248, and issued a total of 3,600 finders’ warrants valued at $346 (discount rate – 1.59%, volatility – 150.97%, expected life – 2 years, dividend yield – 0%), exercisable into one share of common stock at a price of $0.25 for a period of two years from the date of issuance.

On December 27, 2017, the Company completed the second tranche of a non-brokered private placement, issuing an aggregate of 6,417,000 units at a price of $0.15 per unit for gross proceeds of $962,550. Each unit consisted of one share of common stock and one non-transferable share purchase warrant exercisable into one share of common stock at a price of $0.25 for a period of two years from the date of issuance. In connection with the private placement, the Company paid finders’ fees and share issuance costs of $60,279, and issued a total of 371,860 finders’ warrants valued at $28,997 (discount rate – 1.64%, volatility – 139.85%, expected life – 2 years, dividend yield – 0%), exercisable into one share of common stock at a price of $0.25 for a period of two years from the date of issuance.

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

On April 18, 2018, the Company completed a non-brokered private placement, issuing an aggregate of 35,161,000 units at a price of $0.10 per unit for gross proceeds of $3,516,100. Each unit consisted of one share of common stock and one non-transferable share purchase warrant exercisable into one share of common stock at a price of $0.15 for a period of three years from the date of issuance. In connection with the private placement, the Company paid finders’ fees and share issuance costs of $8,000, and issued a total of 21,000 finders’ warrants valued at $1,467 (discount rate – 1.88%, volatility – 123.60%, expected life – 2 years, dividend yield – 0%), exercisable into one share of common stock at a price of $0.15 for a period of two years from the date of issuance.

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

On October 16, 2018, the Company completed a strategic initial investment in a financing of $1,750,000 by issuing 17,500,000 units to Meridian, a wholly-owned subsidiary of Yamana. Each unit consists of one common stock at a price of $0.10 per unit and one-half of one share purchase warrant at a price of $0.13 exercisable until October 16, 2020. As a result of the investment, the investor owned approximately 12.6% of the Company’s issued and outstanding shares on a non-diluted basis. In conjunction with the investment, the Company issued 875,000 share purchase warrants valued at $48,686 (discount rate – 1.65%, volatility – 139.09%, expected life – 2 years, dividend yield – 0%) as a finder’s fee to Southern Arc Minerals Inc. (“Southern Arc”), which will be exercisable into one common stock at a price of $0.13 until October 16, 2020.

On November 5, 2018, the Company raised $750,000 through the sale of 7,500,000 units at $0.10 per unit where each unit consists of one share of common stock and one half of one share purchase warrant exercisable into one common stock at a price of $0.13 until November 5, 2020. All 7,500,000 units issued in the final tranche were acquired by Southern Arc.

On February 13, 2019, the Company entered into convertible debenture whereby it received $1,000,000 of principal amount (the “Debenture”) from Meridian, a wholly-owned subsidiary of Yamana. The Debenture has a term of six months and an annual interest rate of 12%, calculated and compounded monthly, payable in cash or units of the Company at Yamana’s option except as described below. The principal amount of the Debenture and any accrued interest thereon is convertible into units at a conversion price of C$0.10 per unit (the “Conversion Price”) at any time at the sole discretion of Meridian. In addition, the principal amount of the Debenture will automatically be converted into units at the Conversion Price if, during the term of the Debenture, Rise Gold is able to raise proceeds of C$800,000 under the Private Placement from investors other than Yamana in connection with the March 2019 private placement.

On March 1, 2019, the Company completed a non-brokered private placement for a total of $1,827,472 through the sale of 18,274,724 units at a price of $0.10 per unit where each unit consists of one share of common stock and one-half of one share purchase warrant. Each whole warrant is exercisable into one share of common stock at a price of $0.13 until March 1, 2021. In conjunction with the closing, a total of 10,049,724 units have been issued to Yamana, through its wholly-owned subsidiary, Meridian, upon conversion of the $1,000,000 principal amount and accrued interest of $4,972 of the Debenture. As at April 30, 2019, the Debenture has been fully converted. In connection with the private placement, the Company paid finders’ fees and share issuance costs of $101,951, and issued a total of 199,500 finders’ warrants valued at $11,100 (discount rate – 1.65%, volatility – 139.09%, expected life – 2 years, dividend yield – 0%), exercisable into one share of common stock at a price of $0.13 for a period of two years from the date of issuance.

Plan of Operations

As at April 30, 2019, the Company had a cash balance of $271,357, compared to a cash balance of $69,616 as of July 31, 2018.

Our plan of operations for the next 12 months is to continue our current diamond drilling exploration activities at the I-M Mine Property.

Rise has initiated but not yet completed an exploration drilling program on the I-M Mine Property to date. Up to April 30, 2019, Rise has completed seventeen drill holes, B-17-01, B-18-02 thru B-18-07, Z-18-08 & Z-18-09, I-18-10-I-18-12, I-19-13, I-1913A, I-19-12A, I-19-12B, & I-19-14. Drill hole I-19-14A was commenced on April 30th 2019.Total drilling completed to April 30, 2019 by Rise Gold is ~19,196 meters. Assay results for drill holes through I-19-13A have been released as at April 30, 2019.

Exploration drilling at the Brunswick portion of the Idaho-Maryland Gold project has been successful with numerous gold-bearing veins intersected and previously released in 2018 on January 3rd, June 28th, July 23rd, August 7th and December 13th and in 2019 on March 19, 2019 A summary of drill highlights for the program released through April 30th 2019 is presented in the table.

Drill Intercept Highlights Released to April 30th 2019
Hole	From (m)	To (m)	Gold (gpt)	Intercept Length (m)	Estimated True Width (m)	Vein

B-17-01	638.89	653.80	12.2	14.90	7.8	B1
Including	643.74	646.48	62.7	2.74		B1 Center
Including	644.96	645.57	266.0	0.61
B-17-01	1111.61	1126.85	4.5	15.24	?	?
Including	1112.06	1113.59	40.6	1.52
B-18-02	578.42	582.78	7.9	4.36	1.0 - 3.4	B116 or B1
B-18-03	516.64	518.62	6.0	1.98	1.7	B1 East
B-18-04	516.94	520.96	8.0	4.02	3.0	B32
Including	516.94	518.01	23.0	1.07
B-18-04	625.27	628.04	4.0	2.77	2.1	B10 HW
B-18-04	637.03	640.08	4.4	3.05	2.3	B10 FW
B-18-04	711.92	715.21	5.1	3.29	1.8	B18
B-18-05	667.88	671.38	5.9	3.51	2.0	B10 HW
Including	670.32	671.38	13.0	1.07
B-18-05	682.90	690.37	2.4	7.47	4.1	B10 FW
B-18-05	748.28	763.58	2.6	15.30	11.0	B41
B-18-05	899.59	905.53	2.5	5.94	3.4	B39
B-18-05	978.10	983.28	22.4	5.18	2.6	B40
Including	978.10	979.32	93.2	1.22
B-18-05	1590.14	1594.56	23.7	4.42	3.2	IB30
Including	1593.59	1594.01	230.0	0.43
B-18-05	1887.47	1890.43	10.9	2.96	2.0	IB50
Including	1889.36	1889.85	61.0	0.49
B-18-06	682.75	688.54	2.6	5.79	4.1	B10
B-18-06	766.54	775.50	4.9	8.96	8.2	B41
B-18-07	733.35	736.40	3.0	3.05	2.4	B6
B-18-07	746.49	750.14	4.0	3.66	2.8	B10 HW
B-18-07	756.97	760.78	1.9	3.81	5.4	B10 FW
Z-18-08	No Significant Intercepts
Z-18-09	309.68	316.38	3.3	6.71	?	Zebra
I-18-10	171.08	174.60	4.7	3.52	?	Zebra
I-18-10	958.02	965.61	1.8	7.59	?	52 HW
I-18-10	965.61	972.01	3.2	6.40	?	52
I-18-10	977.98	978.44	97.3	0.46	?	52 FW
I-18-10	987.77	994.58	149.3	6.81	?	52 FW
Including	993.42	993.88	2190.0	0.46
I-18-11	259.16	262.04	8.5	2.88	?	?
Including	261.14	262.04	18.8	0.90
I-18-11	975.50	976.70	19.2	1.20	?	52
I-18-11	992.25	993.88	15.4	1.63	?	52
Including	992.70	993.22	35.6	0.52
I-18-11	1046.17	1052.58	3.9	6.42	?	52
I-18-11	1142.33	1144.08	5.4	1.75	?	52
I-18-11	1381.86	1384.33	3.6	2.47	?	I1
I-18-12	950.50	960.49	2.6	9.98	?
I-19-13	1007.97	1013.09	5.5	5.12	?	I1
I-19-13A	1005.31	1009.57	90.4	4.27	?	I1
Including	1008.77	1009.57	458.0	0.81

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

Results of Operations

For the Periods Ended April 30, 2019 and 2018

The Company’s operating results for the periods ended April 30, 2019 and 2018 are summarized as follows:

FOR THE NINE MONTHS ENDED APRIL 30,	2019	2018

EXPENSES
Consulting	$57,100	$57,500
Depreciation (Note 5)	17,071	-
Directors’ fees	59,604	73,107
Filing and regulatory	37,897	71,780
Foreign exchange (gain) loss	41,691	(15,308)
Gain on settlement of debt	-	(37,068)
General and administrative	314,564	139,085
Geological, mineral, and prospect costs (Note 4)	2,925,001	1,150,292
Interest	23,688	-
Professional fees	391,863	352,028
Promotion and shareholder communication	472,704	323,809
Share-based compensation	173,762	673,360
Salaries	109,286	147,542
Net loss and comprehensive loss for the period	$4,624,231	$2,936,127

The Company’s operating expenses increased during the period ended April 30, 2019 compared to the prior period primarily as a result of increased exploration activities.

Liquidity and Capital Resources

Working Capital

	At April 30, 2019	At July 31, 2018	At July 31, 2017
Current Assets	$397,995	$619,064	$520,300
Current Liabilities	$953,480	$875,918	$334,871
Working Capital	$(555,485)	$(256,854)	$185,429

Cash Flows

	For the nine month period ended April 30, 2019	For the nine month period ended April 30, 2018
Net Cash used in Operating Activities	$(4,046,053)	$(2,653,796)
Net Cash used in Investing Activities	$(125,660)	$(1,138,443)
Net Cash provided by Financing Activities	$4,373,454	$5,190,320
Net Increase in Cash During the Period	$201,741	$1,398,081

As of April 30, 2019, the Company had $271,357 in cash, $397,995 in current assets, $6,727,514 in total assets, $953,480 in current liabilities and total liabilities, a working capital deficiency of $555,485 and an accumulated deficit of $15,246,018.

During the nine month period ended April 30, 2019, the Company used $4,046,053 (2018 - $2,653,796) in net cash on operating activities. The difference in net cash used in operating activities during the two periods was largely due to the increase in the Company’s net loss for the most recent period.

During the nine month period ended April 30, 2019, the Company used net cash of $125,660 (2018 - $1,138,443) in investing activities on an acquisition of equipment.

The Company received net cash of $4,373,454 (2018 - $5,190,320) from financing activities during the nine month period ended April 30, 2019. During the period ended April 30, 2019, the Company also repaid $10,000 in loans previously received from a related party.

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

As of the end of the period covered by this Report, management of the Company carried out an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on this evaluation, management concluded that the Company’s disclosure controls and procedures were not effective as of April 30, 2019 because a material weakness in internal control over financial reporting existed as of that date as a result of a lack of segregation of incompatible duties due to insufficient personnel.

A material weakness is a deficiency or a combination of control deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis.

Until the Company is able to have the proper staff in place, it likely will not be able to remediate this material weakness.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the period ended April 30, 2019 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

By:	/s/ Benjamin Mossman
Benjamin Mossman, Chief Executive Officer
Date:	June 13, 2019