Form 10-K
period 2019-07-31
Rise Gold Corp.
filed 2019-10-29
CIK 1424864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2019

Commission File Number: 000-53848

RISE GOLD CORP.

(Exact name of registrant as specified in its charter)

Nevada	30-0692325
(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)

650 – 669 Howe Street

Vancouver, British Columbia, Canada V6C 0B4

(Address of principal executive offices)

(604) 260-4577

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

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

☐ Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: US$6,708,488

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of October 25, 2019, the registrant had 220,459,647 shares of common stock issued and outstanding.

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

Our common stock is currently listed in Canada on the Canadian Securities Exchange (the “CSE”) under the symbol “RISE”. We are a reporting issuer in British Columbia, Alberta, and Ontario in Canada. Our common stock is also currently traded in the United States on the OTCQB Market under the symbol “RYES”. We are an SEC reporting company by virtue of our class of common stock being registered under Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Description of Business

We are a mineral exploration company and our primary asset is a major past producing high grade property near Grass Valley, California, United States, which we own outright. In the past, we have held several other potential mineral properties in British Columbia, Canada, which have been written off based on the strength of the I-M Mine Project.

Business Development

Developments in our Company’s business during the July 31, 2019 fiscal year covered by this report include the following:

On August 30, 2018, the Company completed a first tranche of a non-brokered private placement, issuing an aggregate of 2,881,250 units at a price of $0.08 per unit for gross proceeds of $230,500. Each unit consists of one share of common stock and one share purchase warrant exercisable into one share of common stock at a price of $0.12 for a period of three years from the date of issuance until August 30, 2021.

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

On October 16, 2018, the Company completed a strategic initial investment in a financing of $1,750,000 by issuing 17,500,000 units to Meridian Jerritt Canyon Corp. (“Meridian”), a wholly-owned subsidiary of Yamana Gold Inc. (“Yamana”). Each unit consists of one share of common stock at a price of $0.10 per unit and one-half of one share purchase warrant at a price of $0.13 exercisable until October 16, 2020. As a result of the investment, the investor owned approximately 12.6% of the Company’s issued and outstanding shares on a non-diluted basis. In conjunction with the investment, the Company issued 875,000 share purchase warrants valued at $48,686 (discount rate – 1.65%, volatility – 139.09%, expected life – 2 years, dividend yield – 0%) as a finder’s fee to Southern Arc Minerals Inc. (“Southern Arc”), which will be exercisable into one share of common stock at a price of $0.13 until October 16, 2020.

On November 5, 2018, the Company raised $750,000 through the sale of 7,500,000 units at $0.10 per unit where each unit consists of one share of common stock and one half of one share purchase warrant exercisable into one share of common stock at a price of $0.13 until November 5, 2020. All 7,500,000 units issued in the final tranche were acquired by Southern Arc.

On February 14, 2019, the Company entered into convertible debenture whereby it received $1,000,000 of principal amount (the “Debenture”) from Meridian, a wholly-owned subsidiary of Yamana. The Debenture has a term of six months and an annual interest rate of 12%, calculated and compounded monthly, payable in cash or units of the Company at Yamana’s option except as described below. The principal amount of the Debenture and any accrued interest thereon is convertible into units at a conversion price of C$0.10 per unit (the “Conversion Price”) at any time at the sole discretion of Meridian. In addition, the principal amount of the Debenture will automatically be converted into units at the Conversion Price if, during the term of the Debenture, Rise Gold is able to raise proceeds of C$800,000 under the Private Placement from investors other than Yamana in connection with the March 2019 private placement.

On March 1, 2019, the Company completed a non-brokered private placement for a total of $1,827,472 through the sale of 18,274,724 units at a price of $0.10 per unit where each unit consists of one share of common stock and one-half of one share purchase warrant. Each whole warrant is exercisable into one share of common stock at a price of $0.13 until March 1, 2021. Out of the 18,274,724 units issued as part of this private placement, 10,049,724 units were issued to Meridian, a wholly owned subsidiary of Yamana to settle convertible debt balance of $1,004,972. In connection with the private placement, the Company paid finders’ fees and share issuance costs of $107,299, and issued a total of 199,500 finders’ warrants valued at $11,100 (discount rate – 1.65%, volatility – 139.09%, expected life – 2 years, dividend yield – 0%), exercisable into one share of common stock at a price of $0.13 for a period of two years from the date of issuance.

On July 3, 2019, the Company completed the first tranche of a non-brokered private placement where it raised a total of $725,769 through the sale of 10,368,131 units at a price of $0.07 per unit where each unit consists of one share of common stock and one-half of one share purchase warrant. Each whole warrant is exercisable into one share of common stock at a price of $0.10 until July 3, 2022. Ben Mossman, a director and CEO of the Company, acquired 714,286 units, which constitutes as a related party transaction.

On August 19, 2019, the Company completed the second tranche of a non-brokered private placement for a total of $3,207,850 through the sale of 45,826,435 units at a price of $0.07 per unit where each unit consists of one share of common stock and one-half of one share purchase warrant. Each whole warrant is exercisable into one share of common stock at a price of $0.10 until August 19, 2022. The Company has paid finders fee of $7,837 and issued a total of 111,960 finder’s warrants entitling the holder to acquire one share of common stock at a price of $0.10 until August 19, 2022.

On September 9, 2019, the Company completed a debt financing with Eridanus Capital LLC (the “Lender”) for a US$1,000,000 loan (the “Loan”). The Loan has a term of 4 years and an annual interest rate of 10% for the first two years increasing to 20% in year 3 and to 25% in year 4. Interest will accrue and be paid along with the principal upon the maturity date. The Lender received 11,500,000 bonus share purchase warrants as additional consideration for advancing the Loan. Each warrant entitles the holder to acquire one share of common stock at an exercise price of $0.10 for a period of three years from the date of issuance. The Loan may be repaid prior to the maturity date, in whole or in part, provided that all accrued interest is paid. In addition, if total interest payments are less than $200,000, the difference will be paid to the Lender as prepayment compensation. The Loan is secured against the assets of the

Company and its subsidiary and will be used for permitting, engineering and working capital at the Company’s Idaho Maryland Gold Project.

Plan of Operations

As at July 31, 2019, we had a cash balance of $281,575, compared to a cash balance of $69,616 as of July 31, 2018.

Our plan of operations for the next 12 months is to prepare and apply for a Use Permit from Nevada County California, to re-open the Idaho-Maryland gold mine at the I-M Mine Property.

The Company has commenced engineering work to support an application for a Use Permit from Nevada County to allow the following activities:

1.	Dewatering of the underground mine workings.

2.	Underground exploration drilling.

3.	Full commercial mining with onsite mineral processing at the historic throughput of 1,000 tons per day.

Rise has completed an exploration drilling program on the I-M Mine Property in June of 2019. Up to July 31, 2019, Rise has completed seventeen drill holes totaling approximately 20,584 meters.

Employees

We currently have two full-time employees, which includes our Chief Executive Officer. Our other officers and directors provide services to us on an as-needed basis, and we plan to rely on their efforts, as well as those of a number of independent consultants, to manage our operations for the foreseeable future.

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

Our plan is to conduct our operations in a way that safeguards public health and the environment. We believe that our operations comply with applicable environmental laws and regulations in all material respects.

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

Paleozoic – Geological era that followed the Precambrian and during which began with the appearance of complex life, as indicated by fossils (from 245 to 570 millions of years ago).

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

Tertiary – Former term for the geologic period from 65 million to 2.6 million years ago, a timespan that occurs between the Cretaceous and the Quaternary.

thermal gradient – Rate of increasing temperature with respect to increasing depth in the Earth’s interior.

ton – A unit of mass equal to 2,000 pounds

tonne – A unit of mass equal to 1,000 kilograms

ultra-mafic – Igneous and meta-igneous rocks with a very low silica content, composed entirely or almost entirely of ferromagnesian minerals, and are composed of usually greater than 90% mafic minerals.

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

I-M Mine Project Location, Description and Access

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

Surface Rights

The I–M Mine Property surface rights include three parts of fee simple land, (1) Idaho land representing 56 acres (23 hectares), (2) Brunswick land representing 37 acres (15 hectares), and (3) the Mill Site property representing 82 acres (33 hectares) as displayed in Figure 3.

The I-M Mine Property consists of parcels of surface land located in portions of Section 26 and 36, Township 16 North – Range 8 East Mount Diablo Base and Meridian (MDM) and Section 31, Township 16 North – Range 9 East MDM as detailed in Table 1 and displayed in Figure 3.

Table 1: Idaho-Maryland Mine Property – Surface Land Legal Description

Parcel Number	Description	Lot Size
09-550-32	SEC 26, TWN 16N, RNG 8E, MDM, PTN N 1/2 26-16-8	20,908 SF (0.48 AC)
09-550-37	SEC 26, TWN 16N, RNG 8E, MDM, PTN NE 1/4 26-16-8	4.47 AC
09-550-38	SEC 26, TWN 16N, RNG 8E, MDM, PTN NE 1/4 26-16-8	40.1 AC
09-550-39	SEC 26, TWN 16N, RNG 8E, MDM, PTN NE 1/4 26-16-8	42,668 SF
	344 CENTENNIAL DRIVE GRASS VALLEY, CA 95945	(0.98 AC)
09-550-40	SEC 26, TWN 16N, RNG 8E, MDM, PTN NE 1/4 26-16-8	5,662 SF (0.13 AC)
09-560-36	SEC 26, TWN 16N, RNG 8E, MDM, PTN N 1/2 SE 1/4 26-16-8	10.25 AC
09-630-37	SEC 36, TWN 16N, RNG 8E, MDM, LOT 6 BET ACRES	21.8 AC
09-630-39	SEC 36, TWN 16N, RNG 8E, MDM & SEC 31, TWN 16N, RNG 9E, MDM, LOT 7 BET ACRES	15.07 AC
06-441-03	SEC 36, TWN 16N, RNG 8E, MDM & SEC 31, TWN 16N, RNG 9E	15.19 AC
06-441-04	SEC 36, TWN 16N, RNG 8E, MDM & SEC 31, TWN 16N, RNG 9E	0.85 AC
06-441-05	SEC 36, TWN 16N, RNG 8E, MDM & SEC 31, TWN 16N, RNG 9E	50.01 AC
06-441-34	SEC 36, TWN 16N, RNG 8E, MDM & SEC 31, TWN 16N, RNG 9E	16.01 AC

Figure 3:	Idaho-Maryland Mine Property, Surface and Mineral Land Holdings

Surface Land Obligations

Fee simple ownership entitles the owner to all rights of a property, which are only restricted by law or private restrictions, such as zone ordinances or covenants. Fee simple owners retain possession of their property permanently, assuming all obligations to the land are met.

The surface land is subject to a tax lien imposed by and payable to Nevada County. The parcels comprising the surface land are currently assessed by Nevada County at a total of US$4,018,791 and have a combined annual property tax of US$42,995.36 for the 2019 tax year. The total amount includes County taxes and Agency taxes. The I-M Mine Property remains in good standing with property taxes for the 2018 tax year paid in full. Property taxes for the 2019 tax year of $21,497.68 are due on Dec 10th 2019 and $21,497.68 due on April 10th 2020.

The Nevada Irrigation District supplies treated water to the I-M Mine Property. Water to the Brunswick land is delivered from the Loma Rica System, while water to the Idaho land is delivered from the E. George System. A nominal service fee is charged.

The secured loan from Eridanus Capital LLC is registered against the property by a Deed of Trust filed with the Nevada County Recorder. There are no further interests registered against the title of the surface rights.

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

The secured loan from Eridanus Capital LLC is registered against the property by a Deed of Trust filed with the Nevada County Recorder. There are no other interests registered against or obligations required of the mineral rights of the I-M Mine Property.

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

Agreements

Rise owns a 100% interest in the I-M Mine Property and there are no known royalties on future gold production. The secured loan from Eridanus Capital LLC is registered against the property by a Deed of Trust filed with the Nevada County Recorder. There are no other known agreements or encumbrances to which the I-M Mine Property is subject.

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

Mill Site Land

In 2006 a Phase II Environmental Site Assessment (ESA) for the Mill Site was completed by Geomatrix Consultants Inc. for Sierra Pacific Industries, Inc. Extensive reclamation and environmental work had previously taken place on the Mill Site. There is mine waste rock on the property which has elevated arsenic levels however Geomatrix concluded that this rock is not discharging elevated metals into the local watershed. Ground water samples taken on the site as part of the ESA had residual Volatile Organic Compounds (VOC). The evaluation concluded that the residual VOC contamination presents no threat to human health from vapor migration to indoor air. The property has a deed restriction which restricts the use of groundwater for any domestic purpose and the construction of wells for the purpose of extracting water unless expressly permitted by the Regional Water Board (Geomatrix, 2006).

Exploration Permits

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

Subsurface and Surface Mining Permits

Subsurface mining is allowed in the M1 District with approval of a Use Permit. (NCC § L-II 3.21.) Approval of a Use Permit for mining operations requires a noticed public hearing before the County Planning Commission, which decision may be appealed to the County Board of Supervisors. (NCC § L-II 5.6.) Use Permit approvals include conditions of approval, which are designed to minimize the impact of conditional uses on neighboring properties.

Subsurface mining, including ancillary surface uses, would require the following permits and approvals:

County Approvals

A.	Use Permit for surface and subsurface mining activities

B.	Reclamation Plan for surface disturbance

C.	Mitigated Negative Declaration or Environmental Impact Report in compliance with the California Environmental Quality Act (“CEQA”) to analyze and mitigate environmental impacts

D.	Water Well Permit by the County for the drilling of any well

E.	Building Permits for construction of any structures

F.	Spill Prevention Control and Countermeasures Plan for underground storage of more than 42,000 gallons of petroleum or above ground storage of more than 10,000 gallons of petroleum

The following permits and approvals may also be required depending on the configuration of the Project and the characteristics of the natural resources found in the Project-vicinity:

California Department of Fish and Wildlife (“CDFW”) Approvals

G.	Streambed Alteration Agreement

H.	Incidental Take Permit for take of any species listed under the California Endangered Species Act (“CESA”)

State Water Resources Control Board (“SWRCB”) and/or Central Valley Regional Water Quality Control Board (“RWQCB”) Approvals

I.	National Pollution Discharge Elimination System (“NPDES”) permit for discharges of stormwater

J.	Report of Waste Discharge for any discharges of water from mining processes

K.	Clean Water Act Section 401 Water Quality Certification from the RWQCB (only if a CWA Section 404 permit is required from the U.S. Army Corps of Engineers)

U.S. Army Corps of Engineers (“Corps”)

L.	Clean Water Act Section 404 permit for any discharge of dredge or fill material into the waters of the United States,

M.	Environmental Assessment compliant with the National Environmental Policy Act by either the Corps or the USFWS

United States Fish and Wildlife Service (“USFWS”)

N.	Issuance of a Biological Opinion and Incidental Take Statement for take of any species listed under the Endangered Species Act

Northern Sierra Air Quality Management District (“AQMD”)

O.	Authority to Construct and Permit to Operate for any regulated air pollutant emitting sources such as diesel generators

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

Based on available historic records, 883 exploratory holes totaling approximately 234,100 ft (71,354 m) were diamond drilled at a diameter of 7/8” (EX-size). Historic drill logs were not available for review and no historic drill core was preserved from past mining operations at the I-M Mine.

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

Emgold completed an exploration program on the I-M Mine Property in 2003 and 2004. Gold exploration consisted of 31 diamond drill holes totaling 21,335 ft (6,502 m) and 7 drill holes totaling 3,537 ft (1,078 m) were completed for geotechnical and ceramics feedstock work.

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

Mineral Deposit Type

The Idaho System deposits on the I-M Mine Property can be described as an orogenic gold deposit. Orogenic gold deposits encompass a broad range of depth of formation and different host lithologies; however, common to orogenic gold deposits is a spatial association with compressional to transpressional deformation processes at convergent plate margins in accretionary and collisional orogens. Most ores are post-orogenic with respect to tectonism of their immediate host rocks but are simultaneously syn-orogenic with respect to ongoing deep-crustal, subduction-related thermal gradient. Depth of formation of orogenic deposits are best subdivided into epizonal (<6 km / <3.7 mi), mesozonal (6–12 km / 3.7-7.5 mi), and hypozonal (>12 km / >7.5 mi).

The gold deposits on the I-M Mine Property have been classified as Mesothermal Quartz Veins (Lindgren, 1894), are also known as and are type-examples of low-sulfide Au-quartz vein deposits (Berger, 1986), and gold quartz vein deposits (Ash, 2001). These classifications are sub-groups of orogenic gold deposit type.

Exploration

Rise has completed an exploration drilling program on the I-M Mine Property in June of 2019. Up to July 31, 2019, Rise has completed seventeen drill holes, B-17-01, B-18-02 thru B-18-07, Z-18-08 & Z-18-09, I-18-10-I-18-12, I-19-13, I-1913A, I-19-12A, I-19-12B, I-19-14, & I-19-14A. Total drilling completed to July 31, 2019 by Rise Gold is ~20,584 meters. Assay results for all drill holes have been released as at July 31, 2019.

Exploration drilling at the Brunswick portion of the Idaho-Maryland Gold project has been successful with numerous gold-bearing veins intersected and previously released in 2018 on January 3rd, June 28th, July 23rd, August 7th and December 13th and in 2019 on March 19, May 21st, and June 28th 2019. A summary of drill highlights for the program released through July 31th 2019 is presented in the table.

Drill Intercept Highlights Released to July 30th 2019
Hole	From (m)	To (m)	Gold (gpt)	Intercept Length (m)	Estimated True Width (m)	Vein
B-17-01	638.89	653.80	12.2	14.90	7.8	B1
Including	643.74	646.48	62.7	2.74		B1 Center
Including	644.96	645.57	266.0	0.61
B-17-01	1111.61	1126.85	4.5	15.24	?	?
Including	1112.06	1113.59	40.6	1.52
B-18-02	578.42	582.78	7.9	4.36	1.0 - 3.4	B116 or B1
B-18-03	516.64	518.62	6.0	1.98	1.7	B1 East
B-18-04	516.94	520.96	8.0	4.02	3.0	B32
Including	516.94	518.01	23.0	1.07
B-18-04	625.27	628.04	4.0	2.77	2.1	B10 HW
B-18-04	637.03	640.08	4.4	3.05	2.3	B10 FW
B-18-04	711.92	715.21	5.1	3.29	1.8	B18
B-18-05	667.88	671.38	5.9	3.51	2.0	B10 HW
Including	670.32	671.38	13.0	1.07
B-18-05	682.90	690.37	2.4	7.47	4.1	B10 FW
B-18-05	748.28	763.58	2.6	15.30	11.0	B41
B-18-05	899.59	905.53	2.5	5.94	3.4	B39
B-18-05	978.10	983.28	22.4	5.18	2.6	B40
Including	978.10	979.32	93.2	1.22
B-18-05	1590.14	1594.56	23.7	4.42	3.2	IB30
Including	1593.59	1594.01	230.0	0.43
B-18-05	1887.47	1890.43	10.9	2.96	2.0	IB50
Including	1889.36	1889.85	61.0	0.49
B-18-06	682.75	688.54	2.6	5.79	4.1	B10
B-18-06	766.54	775.50	4.9	8.96	8.2	B41
B-18-07	733.35	736.40	3.0	3.05	2.4	B6
B-18-07	746.49	750.14	4.0	3.66	2.8	B10 HW
B-18-07	756.97	760.78	1.9	3.81	5.4	B10 FW
Z-18-08	No Significant Intercepts
Z-18-09	309.68	316.38	3.3	6.71	?	Zebra
I-18-10	171.08	174.60	4.7	3.52	?	Zebra
I-18-10	958.02	965.61	1.8	7.59	?	52 HW
I-18-10	965.61	972.01	3.2	6.40	?	52
I-18-10	977.98	978.44	97.3	0.46	?	52 FW
I-18-10	987.77	994.58	149.3	6.81	?	52 FW
Including	993.42	993.88	2190.0	0.46
I-18-11	259.16	262.04	8.5	2.88	?	?
Including	261.14	262.04	18.8	0.90
I-18-11	975.50	976.70	19.2	1.20	?	52
I-18-11	992.25	993.88	15.4	1.63	?	52
Including	992.70	993.22	35.6	0.52
I-18-11	1046.17	1052.58	3.9	6.42	?	52
I-18-11	1142.33	1144.08	5.4	1.75	?	52
I-18-11	1381.86	1384.33	3.6	2.47	?	I1
I-18-12	950.50	960.49	2.6	9.98	?
I-19-12B	1367.27	1373.22	9.4	5.94	?	I1
Including	1367.27	1370.11	18.5	2.83	?	I1
Including	1369.04	1370.11	46.3	1.07	?	I1
Including	1369.74	1370.11	111.5	0.37	?	I1
I-19-13	1007.97	1013.09	5.5	5.12	?	I1
I-19-13A	1005.31	1009.57	90.4	4.27	?	I1
Including	1008.77	1009.57	458.0	0.81
I-19-14A	1014.42	1029.31	1.4	14.9	13.59	I2
Including	1014.42	1016.36	6.2	1.9	1.77	I2

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

Mineral Resource and Mineral Reserve Estimates

No estimates of mineral resources have been prepared for the I-M Mine Property. We are not treating historical mineral resource estimated as a current mineral resource estimate. In addition, there are no mineral reserves estimates for the I-M Mine Project.

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

Market Information

Our common stock is listed for trading in Canada on the CSE under the symbol “RISE” and is quoted in the United States on the OTCQB Market under the symbol “RYES”.

Holders

As of the date of this Report, there are approximately 141 registered holders of our common stock.

Recent Sales of Unregistered Securities

Other than as disclosed in previous quarterly reports on Form 10-Q or current reports on Form 8-K, we have not offered and sold any equity securities that were not registered under the Securities Act during the fiscal year ended July 31, 2019.

Item 6.	Selected Financial Data.

Not required.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion provides information regarding the results of operations for the years ended July 31, 2019 and 2018 and our financial condition, liquidity and capital resources as of July 31, 2019 and July 31, 2018.

The following discussion and analysis should be read in conjunction with the information set forth in our audited financial statements and the notes thereto as of and for the years ended July 31, 2019 and July 31, 2018.

Results of Operations

For the Years Ended July 31, 2019 and 2018

Our operating results for the years ended July 31, 2019 and 2018 are summarized as follows:

	For the year ended July 31, 2019 (in $)	For the year ended July 31, 2018 (in $)
Consulting	87,100	78,500
Directors fees	72,927	99,571
Filing and regulatory	60,791	87,395
Foreign exchange	44,657	(14,749)
Gain on settlement of payables	-	(37,068)
General and administrative	345,120	287,052
Mineral exploration	3,770,791	2,060,183
Interest expense	28,028	2,602
Professional fees	523,358	562,694
Promotion and shareholder communication	548,339	443,696
Other income	(66,620)	-
Salaries	184,286	350,627
Share-based payments	173,762	673,360
Net loss	5,772,539	4,593,863

Our operating expenses increased during the year ended July 31, 2019 compared to the prior year primarily as a result of increased costs as a result of increased activities by our company. These include salaries, filing and regulatory, general and administrative, professional fees, driven by the need for expenses related to planning and researching our mineral properties, and activity involved in raising funds in the recent private placements.

As a result of the increased activity, significant expenses during the year ended July 31, 2019 include:

●	Increase in mineral exploration costs to $3,770,791(2018 - $2,060,183) related to exploration work on the I-M Mine Property during the year;
●	Decrease in share-based payments to $173,762 (2018 - $673,360) for the grant of options pursuant to our stock option plan to incentivize management and certain consultants;
●	Decrease in professional fees to $523,358 (2018 - $562,694) related to a decrease in legal and regulatory items pertaining to operating in Canada and the United States; and
●	Increase in promotion and shareholder communication to $548,339 (2018 - $443,696) as there were more activities compared to the previous year.

Liquidity and Capital Resources

As of July 31, 2019, we had $281,575 in cash, $547,705 in current assets, $6,807,618 in total assets, $1,213,759 in current and total liabilities, working capital deficiency of $666,054 and an accumulated deficit of $16,394,326

During the year ended July 31, 2019, we used $4,922,714 in net cash on operating activities, compared to $3,895,524 in net cash on operating activities during the prior year. The difference in net cash used in operating activities during the year was largely due to the increase in our net loss for the most recent year, as we incurred expenses relating to mineral exploration within the I-M Mine Project.

During the year ended July 31, 2019, we used net cash of $125,660 (2018 - $1,747,033) in investing activities for the acquisition of the I-M Mine Property, related transaction costs, and the recent option agreement to increase the holdings of the I-M Mine Property.

During the year ended July 31, 219, we generated net cash from financing activities of $5,260,333 (2018 - $5,375,074). There were warrants exercised during the year for the total proceeds of $Nil (2018 - $19,267). In the current year, we received gross proceeds of $4,381,518 (2018 - $5,560,220 offset by $189,619 in share issuance costs) from private placements. We also received gross proceeds of $1,000,000 from issuance of convertible debt.

We expect to operate at a loss for at least the next 12 months. We have received additional financing since the end of the July 31, 2019 fiscal year through private placements for a total of $3,207,850 in gross proceeds as well as a US$1,000,000 debt financing, but we cannot provide any assurance that additional funding will be available to finance our operations on acceptable terms in order to enable us to carry out our business plan. There are no assurances that we will be able to complete further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to carry out any further exploration work on the I-M Mine Property or the other properties in which we own an interest and our business may fail.

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

FOR THE YEAR ENDED JULY 31, 2019

Report of Independent Registered Public Accounting Firm

To the Shareholders and Directors of
Rise Gold Corp.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Rise Gold Corp. (the “Company”), as of July 31, 2019 and 2018, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the years ended July 31, 2019 and 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Rise Gold Corp. as of July 31, 2019 and 2018, and the results of its operations and its cash flows for the years ended July 31, 2019 and 2018 in conformity with accounting principles generally accepted in the United States of America.

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

October 25, 2019

RISE GOLD CORP.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
(Expressed in Canadian Dollars)

AS AT
	July 31,	July 31,
	2019	2018

ASSETS
Current
Cash	$281,575	$69,616
Receivables	16,269	17,059
Prepaid expenses (Note 4)	249,861	532,389
Total current assets	547,705	619,064

Mineral property interests (Note 5)	5,447,674	5,447,674
Equipment (Note 6)	812,239	711,366
Total assets	$6,807,618	$6,778,104
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current
Accounts payable and accrued liabilities	$616,116	$521,058
Payable to related parties (Note 9)	170,448	49,150
Advance (Note 5)	133,240	-
Current portion of equipment loan (Note 6)	293,955	305,710
Total current liabilities	1,213,759	875,918
Equipment loan (Note 6)	-	293,955
Total liabilities	1,213,759	1,169,873
Stockholders’ equity

Capital stock, $0.001 par value, 400,000,000 shares authorized; 174,633,212 (July 31, 2018 – 116,105,982) shares issued and outstanding (Note 10)	174,633	116,106
Shares subscribed	247,714	-
Additional paid-in capital (Note 10)	21,732,501	16,280,575
Cumulative translation adjustment	(166,663)	(166,663)
Deficit	(16,394,326)	(10,621,787)
Total stockholders’ equity	5,593,859	5,608,231

Total liabilities and stockholders’ equity	$6,807,618	$6,778,104

Nature and continuance of operations (Note 1)
Subsequent events (Note 14)
Approved and authorized by the Board on October 25, 2019.

“Benjamin Mossman”	Director	“Murray Flanigan”	Director
Benjamin Mossman		Murray Flanigan

The accompanying notes are an integral part of these consolidated financial statements.

RISE GOLD CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
(Expressed in Canadian Dollars)

FOR THE YEAR ENDED JULY 31,	2019	2018

EXPENSES
Consulting	$87,100	$78,500
Directors’ fees	72,927	99,571
Filing and regulatory	60,791	87,395
Foreign exchange	44,657	(14,749)
Gain on settlement of debt (Note 10)	-	(37,068)
General and administrative	345,120	287,052
Geological, mineral, and prospect costs (Note 5)	3,770,791	2,060,183
Interest expense (Note 6, 8)	28,028	2,602
Professional fees	523,358	562,694
Promotion and shareholder communication	548,339	443,696
Salaries	184,286	350,627
Share-based payments (Note 10)	173,762	673,360
Loss before other items	$5,839,159	$4,593,863
Other income (Note 5)	(66,620)	-
Net loss and comprehensive loss for the year	5,772,539	4,593,863
Basic and diluted loss per common share	$(0.04)	$(0.05)

Weighted average number of common shares outstanding (basic and diluted)	147,955,157	87,171,446

The accompanying notes are an integral part of these consolidated financial statements.

RISE GOLD CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF CASH FLOWS
(Expressed in Canadian Dollars)

FOR THE YEAR ENDED JULY 31,	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES
Loss for the year	$(5,772,539)	$(4,593,863)
Items not involving cash
Interest expense	28,012	-
Depreciation	24,787	2,306
Gain on settlement of debt	-	(37,068)
Share-based payments	173,762	673,360
Unrealized loss (gain) on foreign exchange	951	6,117
Non-cash working capital item changes:
Receivables	790	1,024
Prepaid expenses	282,528	(367,271)
Accounts payables and accrued liabilities	75,408	419,871
Payable to related parties	130,347	-
Advance	133,240	-
Net cash used in operating activities	(4,922,714)	(3,895,524)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(125,660)	(89,213)
Mineral property	-	(1,657,820)
Net cash used in investing activities	(125,660)	(1,747,033)
CASH FLOWS FROM FINANCING ACTIVITIES
Private placement	4,381,518	5,560,220
Convertible debt	1,000,000	-
Subscriptions received in advance	247,714	-
Warrants exercised	-	19,267
Share issuance costs	(57,544)	(189,619)
Repayment of equipment loan	(301,355)	(24,794)
Loans from related parties	88,000	10,000
Repayment of loans from related parties	(98,000)	-
Net cash provided by financing activities	5,260,333	5,375,074

Change in cash for the year	211,959	(267,483)
Cash, beginning of year	69,616	337,099
Cash, end of year	$281,575	$69,616

Supplemental disclosure with respect to cash flows (Note 12)

The accompanying notes are an integral part of these consolidated financial statements.

RISE GOLD CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Expressed in Canadian Dollars)

	Capital Stock
			Additional		Cumulative
			Paid-in	Shares	Translation
	Number	Amount	Capital	subscribed	Adjustment	Equity	Total

Balance as at July 31, 2017	66,707,655	$66,708	$10,103,162	$-	$(166,663)	$(6,027,924)	$3,975,283
Shares issued for cash	48,788,473	48,788	5,511,432	-	-	-	5,560,220
Shares issued for debt	417,184	417	60,074	-	-	-	60,491
Warrants exercised	192,670	193	19,074	-	-	-	19,267
Share issuance costs	-	-	(86,527)	-	-	-	(86,527)
Share-based payments	-	-	673,360	-	-	-	673,360
Loss for the year	-	-	-	-	-	(4,593,863)	(4,593,863)
Balance as at July 31, 2018	116,105,982	$116,106	$16,280,575	$-	$(166,663)	$(10,621,787)	$5,608,231
Shares issued for cash	48,477,506	48,477	4,390,541	-	-	-	4,439,018
Shares issued for conversion of debt	10,049,724	10,050	994,922	-	-	-	1,004,972
Share issuance costs	-	-	(107,299)	-	-	-	(107,299)
Share-based payments	-	-	173,762	-	-	-	173,762
Shares subscribed	-	-	-	247,714	-	-	247,714
Loss for the year	-	-	-	-	-	(5,772,539)	(5,772,539)
Balance as at July 31, 2019	174,633,212	$174,633	$21,732,501	$247,714	$(166,663)	$(16,394,326)	$5,593,859

The accompanying notes are an integral part of these consolidated financial statements.

RISE GOLD CORP.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED JULY 31, 2019

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

On April 9, 2015, the Company increased its authorized capital from 21,000,000 shares to 400,000,000 shares.

On January 29, 2016, the Company completed an initial public offering in Canada and began trading on the Canadian Securities Exchange (“CSE”) on February 1, 2016.

The Company is in the early stages of exploration and as is common with any exploration company, it raises financing for its acquisition activities. The accompanying consolidated financial statements have been prepared on the going concern basis, which presumes that the Company will continue operations for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of business. The Company has incurred a loss of $5,772,539 for the year ended July 31, 2019 and has accumulated a deficit of $16,394,326. The ability of the Company to continue as a going concern is dependent on the Company’s ability to maintain continued support from its shareholders and creditors and to raise additional capital and implement its business plan. There is no assurance that the Company will be able to obtain adequate financing in the future or that such financing will be on terms advantageous to the Company. However, management believes that the Company has sufficient working capital to meet its projected minimum financial obligations for the next fiscal year. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

At July 31, 2019, the Company had working capital deficiency of $666,054 (2018 - $256,854).

2.	BASIS OF PREPARATION

Generally accepted accounting principles

These consolidated financial statements have been prepared in conformity with generally accepted accounting principles of the United States of America (“US GAAP”) for financial information with the instructions to Form 10-K and Regulation S-K.

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Rise Grass Valley Inc. All significant intercompany accounts and transactions have been eliminated on consolidation.

Certain of the prior year comparative figures have been reclassified to conform to the presentation adopted in the current year.

RISE GOLD CORP.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED JULY 31, 2019

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

FOR THE YEAR ENDED JULY 31, 2019

(Expressed in Canadian Dollars)

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

Loss per share

Basic loss per common share is computed using the weighted average number of common shares outstanding during the year. To calculate diluted loss per share, the Company adjusts net income (loss) attributable to common shareholders and the weighted average number of common shares outstanding for the effects of all dilutive potential common shares such as stock options and warrants. As at July 31, 2019, 14,510,142 outstanding options and 81,965,236 outstanding warrants were excluded from the diluted calculation.

Financial instruments

The Company’s financial instruments consist of cash, receivables, accounts payable and accrued liabilities, and payable to related parties and equipment loan. It is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from its financial instruments. The fair values of these financial instruments approximate their carrying values unless otherwise noted.

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

RISE GOLD CORP.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED JULY 31, 2019

(Expressed in Canadian Dollars)

3.	SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Cash is considered level 1 and classified as cash on hand and held at banks.

Financial instruments, including payable to related parties, accounts payable and accrued liabilities and equipment loan are classified as other financial liabilities and are carried at cost, which management believes approximates fair value due to the short term nature of these instruments.

Concentration of credit risk

The financial instrument which potentially subjects the Company to concentration of credit risk is cash. The Company maintains cash in bank accounts that, at times, may exceed federally insured limits. As of July 31, 2019 and 2018, the Company has not exceeded the federally insured limit. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

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

FOR THE YEAR ENDED JULY 31, 2019

(Expressed in Canadian Dollars)

3.	SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Recently adopted and recently issued accounting standards

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Liabilities”. This ASU amendment addresses aspects of recognition, measurement, presentation and disclosure of financial instruments. It affects investments in equity securities and the presentation of certain fair value changes for financial liabilities measured at fair value, and simplifies the impairment assessment of equity investments without a readily determinable fair value by requiring a qualitative assessment. The ASU applies to all entities and is effective for annual periods beginning after December 15, 2017, and interim periods thereafter, with early adoption permitted. The Company’s adoption of this standard did not have an impact on its consolidated financials statements.

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

4.	PREPAID EXPENSES

	July 31, 2019	July 31, 2018
Promotion and shareholder communication	$52,407	$429,166
Rent	8,799	-
Insurance	44,384	102,723
Deposits	143,771	-
Other	500	500
	$249,861	$532,389

Included in deposits disclosed above are $81,881 paid to California Department of Toxic Substance Control as part of a voluntarily clean up agreement required to obtain a mining permit. The remaining $61,890 relates to security deposits for Corporate credit card.

RISE GOLD CORP.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED JULY 31, 2019

(Expressed in Canadian Dollars)

5.	MINERAL PROPERTY INTERESTS

The Company’s mineral properties balance consists of:

Idaho-Maryland, California
Beginning balance, July 31, 2017	3,789,854
Additions	1,657,820
Ending balance, July 31, 2018 and 2019	$5,447,674

Title to mineral properties

Title to mineral properties involves certain inherent risks due to the difficulties of determining the validity of certain mineral titles as well as the potential for problems arising from the frequently ambiguous conveying history characteristic of many mineral properties. As at July 31, 2019, the Company holds title to the Idaho-Maryland Gold Mine Property.

As of July 31, 2019, based on management’s review of the carrying value of mineral rights, management determined that there is no evidence that the cost of these acquired mineral rights will not be fully recovered and accordingly, the Company determined that no adjustment to the carrying value of mineral rights was required. As of the date of these consolidated financial statements, the Company has not established any proven or probable reserves on its mineral properties and has incurred only acquisition and exploration costs.

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

RISE GOLD CORP.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED JULY 31, 2019

(Expressed in Canadian Dollars)

5.	MINERAL PROPERTY INTERESTS (cont’d…)

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

On June 13, 2019, the Company received $199,860 (US$150,000) from a third party as a prepayment to use the Company’s property for a period of six months. As at July 31, 2019, $66,620 of this amount has been recognized as other income with the balance of $133,240 remaining as an advance.

As at July 31, 2019, the Company has incurred cumulative property investigation costs of $55,253 and cumulative exploration expenditures of $6,204,648 on the Idaho-Maryland Gold Mine property as follows:

	Year ended July 31, 2019	Year ended July 31, 2018

Idaho-Maryland Gold Mine expenditures:
Opening balance	$2,436,163	$375,980

Consulting	709,626	352,988
Exploration	2,184,437	1,030,710
Rent	124,176	32,380
Supplies	200,579	246,656
Sampling	313,858	278,344
Travel	213,328	116,799
Depreciation	24,787	2,306
Total expenditures for the year	3,770,791	2,060,183

Closing balance	$6,204,648	$2,436,163

RISE GOLD CORP.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED JULY 31, 2019

(Expressed in Canadian Dollars)

6.	EQUIPMENT AND EQUIPMENT LOAN

On June 7, 2018, the Company purchased two diamond core drilling rigs for exploration at the Idaho-Maryland Gold Project for a total purchase price of $624,459. The purchase is financed and will be paid in equal monthly instalments of $27,396 including interest per month over a 24-month period with an interest rate of 5% per annum. Interest expense incurred for the equipment purchase for the year ended July 31, 2019 is $23,040 (2018 - $2,602). During the year ended July 31, 2019, the company recorded depreciation of $24,787 (2018 - $2,306) on this equipment.

During the year ended July 31, 2019, the Company also purchased additional drilling equipment for a total of $125,660 (2018 - $89,213).

Cost	Drilling equipment
At July 31, 2017	$-
Purchases	713,672
At July 31, 2018	$713,672
Purchases	125,660
At July 31, 2019	$839,332

Accumulated depreciation
At July 31, 2017	$-
Depreciation	2,306
At July 31, 2018	$2,306
Depreciation	24,787
At July 31, 2019	$27,093

Total carrying value, July 31, 2018	$711,366
Total carrying value, July 31, 2019	$812,239

During the year ended July 31, 2018, the Company recorded an equipment loan of $624,459 in connection with the two diamond core drilling rigs purchased. The Company paid $278,314 (2018 - $27,396) including $23,040 (2018 - $2,602) of interest towards this loan during the year ended July 31, 2019. The Company also reclassified $27,395 of this loan to accounts payable and accrued liabilities. As at July 31, 2019, the outstanding balance on this loan was $293,955 (2018 - $599,665) which has been classified as the current portion (2018 - $305,710).

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

FOR THE YEAR ENDED JULY 31, 2019

(Expressed in Canadian Dollars)

conspiracy to cause economic harm.  None of the allegations contained in the Claim have been proven in court. Management has determined that the probability of the Claim resulting in an unfavourable outcome and financial loss to the Company is unlikely.

8.	CONVERTIBLE DEBENTURE

On February 13, 2019, the Company entered into convertible debenture whereby it received $1,000,000 of principal amount (the “Debenture”) from Meridian Jerritt Canyon Corp. (“Meridian”), a wholly-owned subsidiary of Yamana Gold Inc. (“Yamana”). The Debenture has a term of six months and an annual interest rate of 12%, calculated and compounded monthly, payable in cash or units of the Company at Yamana’s option except as described below. The principal amount of the Debenture and any accrued interest thereon is convertible into units at a conversion price of $0.10 per unit (the “Conversion Price”) at any time at the sole discretion of Meridian. In addition, the principal amount of the Debenture will automatically be converted into units at the Conversion Price if, during the term of the Debenture, Rise Gold is able to raise proceeds of $800,000 under the Private Placement from investors other than Yamana in connection with the March 2019 private placement.

On March 1, 2019, the Company completed a non-brokered private placement for a total of $1,827,472. In conjunction with the closing, a total of 10,049,724 units have been issued to Yamana, through its wholly-owned subsidiary, Meridian, upon conversion of the $1,000,000 principal amount and accrued interest of $4,972 of the Debenture. As at July 31, 2019, the Debenture has been fully converted.

9.	RELATED PARTY TRANSACTIONS

Key management personnel consist of the Chief Executive Officer, Chief Financial Officer, and the directors of the Company. The remuneration of the key management personnel is as follows:

a)	Salaries of $180,000 (2018 - $180,000) were paid or accrued to the CEO of the Company.

b)	Consulting fees of $20,000 (2018 - $51,000) were paid or accrued to the former CFO of the Company and consulting fees of $5,800 (2018 - $27,500) to a company in which the former CFO and a former director held a 50% interest.

c)	Directors fees of $72,926 (2018 - $99,571) to directors of the Company.

d)	During the year ended July 31, 2019, the Company paid $160,000 (2018 - $Nil) in professional fees to a company controlled by a director of the Company.

e)	During the year ended July 31, 2019, the Company received and fully repaid $88,000 in loans from the CEO of the Company.

f)	Share-based compensation of $167,770 (2018 - $631,150) for options granted during the year ended July 31, 2019.

g)	Rent of $Nil (2018 - $10,800) to a company in which the former CFO and a former director held a 50% interest.

As at July 31, 2019, the Company has recorded loans from related parties of $Nil (July 31, 2018 - $10,000) and $40,101 (US$30,500) (July 31, 2018 - $39,150 (US$30,500)) representing advances made by a director and two former directors. The advances are due on demand without interest.

As at July 31, 2019, included in payable to related parties is $130,347 (July 31, 2018 - $68,521) owing to current and former related parties.

RISE GOLD CORP.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED JULY 31, 2019

(Expressed in Canadian Dollars)

10.	CAPITAL STOCK AND ADDITIONAL PAID-IN CAPITAL

Issued Capital Stock

On August 9, 2017, the Company issued 417,184 units to a third party pursuant to a debt conversion by the third party in the amount of $95,952, representing finders’ fees payable on the private placement which closed May 5, 2017. Each unit consists of one share of common stock and one transferable share purchase warrant exercisable into one share of common stock at a price of $0.40 for a period of two years from the date of issuance. At the time of issuance, the units had a fair value of $60,491 ($0.145 per unit); accordingly, the Company recognized a gain on settlement of debt of $37,068.

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

On August 30, 2018, the Company completed a first tranche of a non-brokered private placement, issuing an aggregate of 2,881,250 units at a price of $0.08 per unit for gross proceeds of $230,500. Each unit consists of one share of common stock and one share purchase warrant exercisable into one share of common stock at a price of $0.12 for a period of three years from the date of issuance until August 31, 2021.

RISE GOLD CORP.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED JULY 31, 2019

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

On October 16, 2018, the Company completed a strategic initial investment in a financing of $1,750,000 by issuing 17,500,000 units to Meridian, a wholly-owned subsidiary of Yamana. Each unit consists of one share of common stock at a price of $0.10 per unit and one-half of one share purchase warrant at a price of $0.13 exercisable until October 16, 2020. As a result of the investment, the investor owned approximately 12.6% of the Company’s issued and outstanding shares on a non-diluted basis. In conjunction with the investment, the Company issued 875,000 share purchase warrants valued at $48,686 (discount rate – 1.65%, volatility – 139.09%, expected life – 2 years, dividend yield – 0%) as a finder’s fee to Southern Arc Minerals Inc. (“Southern Arc”), which will be exercisable into one share of common stock at a price of $0.13 until October 16, 2020.

On November 5, 2018, the Company raised $750,000 through the sale of 7,500,000 units at $0.10 per unit where each unit consists of one share of common stock and one half of one share purchase warrant exercisable into one share of common stock at a price of $0.13 until November 5, 2020. All 7,500,000 units issued in the final tranche were acquired by Southern Arc.

On March 1, 2019, the Company completed a non-brokered private placement for a total of $1,827,472 through the sale of 18,274,724 units at a price of $0.10 per unit where each unit consists of one share of common stock and one-half of one share purchase warrant. Each whole warrant is exercisable into one share of common stock at a price of $0.13 until March 1, 2021. Out of the 18,274,724 units issued as part of this private placement, 10,049,724 units were issued to Meridian, a wholly owned subsidiary of Yamana to settle convertible debt balance of $1,004,972. In connection with the private placement, the Company incurred finders’ fees and share issuance costs of $107,299, and issued a total of 199,500 finders’ warrants valued at $11,100 (discount rate – 1.65%, volatility – 139.09%, expected life – 2 years, dividend yield – 0%), exercisable into one share of common stock at a price of $0.13 for a period of two years from the date of issuance.

On July 3, 2019, the Company completed the first tranche of a non-brokered private placement. The Company raised a total of $725,769 through the sale of 10,368,131 units at a price of $0.07 per unit where each unit consists of one share of common stock and one-half of one share purchase warrant. Each whole warrant entitles the holder to acquire one additional share at an exercise price of $0.10 until July 3, 2022.

Stock Options

On November 30, 2018, the Company granted 2,900,000 stock options with a fair value of $173,762 to employees and directors of the Company. The options are exercisable at $0.10 per share for a period of five years and expire on November 30, 2023.

During the year ended July 31, 2018, the Company granted a total of 6,381,000 stock options with a fair value of $673,360 to employees, officers, directors, and consultants of the Company, exercisable at a weighted average price of $0.12 per share for a period of five years.

RISE GOLD CORP.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED JULY 31, 2019

(Expressed in Canadian Dollars)

10.	CAPITAL STOCK AND ADDITIONAL PAID-IN CAPITAL (cont’d…)

The following incentive stock options were outstanding at July 31, 2019:

Number of Options	Exercise Price	Expiry Date

1,100,000	$0.15	March 22, 2021
586,600	0.20	August 8, 2021
2,142,542	0.24	December 27, 2021
500,000	0.27	April 3, 2022
900,000	0.28	April 20, 2020
6,381,000	0.12	April 19, 2023
2,900,000	0.10	November 30, 2023
14,510,142	$0.15

Stock option transactions are summarized as follows:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value

Balance, July 31, 2017	5,729,142	$0.24	$	Nil
Options granted	6,381,000	0.12		Nil
Options expired/forfeited	(500,000)	(0.33)		Nil
Balance, July 31, 2018	11,610,142	0.17		Nil
Options granted	2,900,000	0.10		Nil
Balance, July 31, 2019	14,510,142	$0.15	$	Nil

The following weighted average assumptions were used for the Black-Scholes pricing model valuation of stock options issued during the year ended July 31:

	2019	2018

Risk-free interest rate	2.12%	2.12%
Expected life of stock options	5.0 years	5.0 years
Expected annualized volatility	136.38%	136.38%
Dividend	Nil	Nil
Forfeiture rate	0%	0%

RISE GOLD CORP.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED JULY 31, 2019

(Expressed in Canadian Dollars)

10.	CAPITAL STOCK AND ADDITIONAL PAID-IN CAPITAL (cont’d…)

Warrants

The following warrants were outstanding at July 31, 2019:

Number of Warrants	Exercise Price	Expiry Date
7,080,740	$0.25	September 25, 2019
6,788,860	0.25	December 27, 2019
133,333	0.25	January 3, 2020
21,000	0.15	April 18, 2020
35,161,000	0.15	April 18, 2021
2,881,250	0.12	August 31, 2021
2,003,125	0.12	September 17, 2021
9,625,000	0.13	October 16, 2020
3,750,000	0.13	November 5, 2020
9,336,862	0.13	March 1, 2021
5,184,066	0.10	July 3, 2022
81,965,236	$0.16

Warrant transactions are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price

Balance, July 31, 2017	36,039,372	$0.39
Warrants issued	49,602,117	0.18
Warrants expired	(1,500,000)	(0.23)
Warrants exercised	(192,670)	(0.10)
Balance, July 31, 2018	83,948,819	0.27
Warrants issued	32,780,303	0.12
Warrants expired	(34,763,886)	(0.40)
Balance, July 31, 2019	81,965,236	$0.16

RISE GOLD CORP.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED JULY 31, 2019

(Expressed in Canadian Dollars)

10.	CAPITAL STOCK AND ADDITIONAL PAID-IN CAPITAL (cont’d…)

The following weighted average assumptions were used for the Black-Scholes pricing model valuation of finders’ warrants issued during the year ended July 31:

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

RISE GOLD CORP.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED JULY 31, 2019

(Expressed in Canadian Dollars)

11.	INCOME TAXES

A reconciliation of income taxes (recovery) at statutory rates with the reported taxes is as follows:

	2019	2018

Loss before income taxes	$(5,772,539)	$(4,593,863)

Expected income tax (recovery) at statutory tax rates	$(1,212,000)	$(1,366,000)
Change in statutory, foreign tax, foreign exchange rates and other	(243,000)	798,000
Permanent differences	37,000	180,000
Adjustment to prior years provision versus statutory tax returns and expiry of non-capital losses	339,000	(48,000)
Change in unrecognized deductible temporary difference	1,079,000	436,000

Income tax recovery	$-	$-

Significant components of deferred tax assets (liabilities) that have not been included on the Company’s consolidated balance sheet are as follows:

	2019	2018

Deferred tax assets (liabilities):
Mineral property interest	$1,501,000	$525,000
Equipment	(82,000)	(19,000)
Net operating loss carry-forwards	2,011,000	1,845,000

Unrecognized deferred tax assets	(3,430,000)	(2,351,000)
Net deferred tax assets	$-	$-

The Company has approximately $11,478,000 (2018 - $8,136,000) in net operating losses which may be carried forward and applied against taxable income in future years.

The significant components of the Company’s temporary differences, unused tax credits and unused tax losses that have not been included on the consolidated statement of financial position are as follows:

	2019	Expiry Date Range	2018	Expiry Date Range
Temporary Differences
Exploration and evaluation assets	$5,362,000	No expiry date	$1,881,000	No expiry date
Non-capital losses available for future period	8,970,000	2027 to Indefinite	8,067,000	2027 to Indefinite
USA	8,970,000	2027 to Indefinite	8,067,000	2027 to Indefinite

Tax attributes are subject to review and potential adjustments by tax authorities.

RISE GOLD CORP.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED JULY 31, 2019

(Expressed in Canadian Dollars)

12.	SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

During the years ended July 31, 2019 and 2018, the Company had the following non-cash financing and investing activities:

For the year ended July 31, 2019:

a)	Issued 1,074,500 in finders’ warrants valued at $59,786 recorded as share issuance costs (Note 10);

b)	As at July 31, 2019, accounts payable and accrued liabilities include $27,395 relating to the July 2019 instalment of the equipment loan;

c)	During the year ended July 31, 2019, the Company issued 625,000 units at $0.08 per unit to settle $50,000 in accounts payable. The Company also issued 75,000 units at $0.10 a unit to settle $7,500 in accounts payable; and

d)	As at July 31, 2019, the Company has $49,755 of share issuance costs included in accounts payable and accrued liabilities.

For the year ended July 31, 2018:

e)	Issued 417,184 units, each unit comprised of one share of common stock and one share purchase warrant, valued at $60,491, pursuant to a settlement of debt in relation to $95,952 in finders’ fees payable on the private placement which closed on May 5, 2017 (Note 10);

f)	As at July 31, 2018, $713,672 of equipment costs is included in equipment loan payable (Note 6); and

g)	Issued 396,460 finders’ warrants valued at $30,810 (Note 10).

13.	SEGMENTED INFORMATION

A reporting segment is defined as a component of the Company that:

-	Engages in business activities from which it may earn revenues and incur expenses;
-	Operating results are reviewed regularly by the entity’s chief operating decision maker; and
-	Discrete financial information is available

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

On August 19, 2019, the Company completed the second tranche of a non-brokered private placement for a total of $3,207,850 through the sale of 45,826,435 units at a price of $0.07 per unit where each unit consists of one share of common stock and one-half of one share purchase warrant. Each whole warrant is exercisable into one share of common stock at a price of $0.10 until August 19, 2022. The Company has paid finders’ fees of $7,837 and issued a total of 111,960 finder’s warrants entitling the holder to acquire one share at a price of $0.10 until August 19, 2022.

On August 21, 2019, the Company granted 7,512,840 stock options to employees and directors of the Company pursuant to the terms of the Company’s Stock Option Plan. The options are exercisable at $0.07 per share for a period of five years and expire on August 21, 2024.

On September 3, 2019, the Company also has completed a debt financing with Eridanus Capital LLC (the “Lender”) for a US$1,000,000 loan (the “Loan”). The Loan has a term of 4 years and an annual interest rate of 10% for the first two years increasing to 20% in year 3 and to 25% in year 4. Interest will accrue and be paid along with the principal upon the maturity date. The Lender received 11,500,000 bonus share purchase warrants as additional consideration for advancing the Loan. Each warrant entitles the holder to acquire one share of common stock at an exercise price of $0.10 for a period of three years from the date of issuance. The Loan may be repaid prior to the maturity date, in whole or in part, provided that all accrued interest is paid. In addition, if total interest payments are less than $200,000, the difference will be paid to the Lender as prepayment compensation. The Loan is secured against the assets of the Company and its subsidiary and will be used for permitting, engineering and working capital at the Company’s Idaho Maryland Gold Project.

On September 25, 2019, 7,080,740 warrants expired without exercise.

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

As of the end of the period covered by this Report, our management carried out an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, management concluded that our disclosure controls and procedures were not effective as of July 31, 2019 because of a material weakness in internal control over financial reporting that existed as of that date, as more fully described below.

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

We carried out an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its internal control over financial reporting as of July 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated 2013 Framework. Management concluded that our company’s internal control over financial reporting was not effective as of July 31, 2019 because a material weakness in internal control over financial reporting existed as of that date as a result of a lack of segregation of incompatible duties due to insufficient personnel. A material weakness is a deficiency or a combination of control deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Control over Financial Reporting

There were no changes in our company’s internal control over financial reporting during the period ended July 31, 2019 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The names, ages and titles of the members of our Board of Directors and our executive officers are as follows:

Name	Age	Position
Benjamin W. Mossman	42	Chief Executive Officer, President, Director
Vince W. Boon	38	Chief Financial Officer, Treasurer
Murray Flanigan	53	Director
John G. Proust	60	Director
Thomas I. Vehrs	72	Director
Lawrence Lepard	62	Director

Directors serve as such until our next annual stockholder meeting, or until their successors are elected and qualified. Officers hold their positions at the will of the Board of Directors. As of July 31, 2019, there were no arrangements, agreements or understandings between non-management security holders and management under which non-management security holders may directly or indirectly participate in or influence the management of our company’s affairs other than as disclosed in this Report.

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

Vince Boon, Chief Financial Officer, Treasurer

Vince Boon was appointed as our Chief Financial Officer on May 1, 2018 and Treasurer on May 16, 2018. Mr. Boon is a chartered accountant with over ten years of professional accounting experience with private and public companies focusing on financial reporting, regulatory compliance, internal control and corporate finance activities. Mr. Boon’s experience includes financial reporting for both Canadian and U.S. listed companies with international subsidiaries, strategic planning, tax planning, corporate governance, equity financings and due diligence for acquisitions. Mr. Boon is currently the

CFO/Corporate Secretary of Japan Gold Corp., and the CFO of Southern Arc Minerals Inc., Canada Energy Partners Inc. and Lincoln Ventures Ltd. Mr. Boon holds a Bachelor of Science degree from the University of British Columbia and is a Chartered Professional Accountant, CPA, CA.

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

Murray Flanigan, Director

Murray Flanigan was elected to our Board of Directors on June 27, 2019. Mr. Flanigan is a management consultant providing financial advisory services to a number of public and private oil and gas and technology companies in North America and abroad. Mr. Flanigan is a Chartered Professional Accountant and a Chartered Financial Analyst with expertise in corporate finance, mergers and acquisitions, international taxation, risk management, banking, treasury, corporate restructuring and accounting, and has served as Chief Financial Officer for various public and private companies. Mr. Flanigan is currently a Managing Principal and the CFO of Kepis & Pobe Financial Group Inc., where he is responsible for all aspects of the company’s accounting, financing, treasury, tax, and legal affairs including overseeing the company’s corporate development activities. Mr. Flanigan is also the Chief Financial Officer of Bankers Cobalt Corporation, a publicly traded mining and exploration company developing copper and cobalt resources in the Democratic Republic of the Congo. Prior to founding his own consulting company, Mr. Flanigan served as Senior Vice President, Corporate Development and CFO of Qwest Investment Management Corp., where he was responsible for regulatory reporting and corporate filings for over 15 private and publicly listed companies and limited partnerships in Qwest’s portfolio, as well as arranging and closing numerous equity and debt financings. Mr. Flanigan also served as VP Corporate Development for Adelphia Communications Corporation, overseeing the company’s financial restructuring and ultimate sale to Time Warner Inc. and Comcast Corporation for approximately US$18 billion.

Lawrence Lepard, Director

Lawrence Lepard was appointed to our Board of Directors on August 22, 2019. Mr. Lepard runs Equity Management Associates, LLC, an investment partnership which has focused on investing in precious metals since 2008. Prior to EMA, Mr. Lepard spent 25 years as a professional investor and venture capitalist. From 1991 to 2004 he was one of two Managing Partners at Geocapital Partners in New Jersey which managed six venture capital partnerships, the last of which was $250 million. Geocapital was very active in technology, software and computer investing and invested heavily in the internet starting in 1993. Geocapital was the lead investor in Netcom, Inc., the first internet service provider to complete an IPO in 1996. Prior to Geocapital Mr. Lepard spent 7 years as a General Partner at Summit Partners in Boston, MA. Summit is a large venture capital and private equity firm. He was employee number 4, joining 1 year after Summit was launched. Mr. Lepard holds an MBA with Academic Distinction from Harvard Business School and a BA in Economics from Colgate University.

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

Benjamin W. Mossman was a director and officer of Banks Island Gold Ltd. (“Banks”) during the time it assigned itself into bankruptcy on January 7, 2016. Banks appointed D. Manning & Associates as trustee in the bankruptcy proceedings. Subsequent to the bankruptcy, a Receiver, FTI Consulting, was appointed as receiver by a major secured creditor. On April 4, 2018, the Trustee was discharged. All of the property and assets of Banks Island Gold were sold to MCC Canadian Gold Ventures Inc. in 2018 and approved by the court on December 6 ,2018. To date, Banks remains undischarged from the bankruptcy proceeding.

Benjamin W. Mossman, along with two other former employees of Banks and Banks itself are subject to summary conviction proceedings commenced in August 2016 for alleged violations of the British Columbia provincial Environmental Management Act, the Provincial Water Act, and the federal Fisheries Act. Banks was a company listed on the TSX Venture Exchange at the time of the alleged infractions and traded under the symbol “BOZ”. The charges are related to the active mining operations conducted by

Banks at and on Banks Island, BC during the period from 2014 to 2016. The court found Mr. Mossman not guilty, and acquitted of all charges, specifically the charges related to alleged pollution, under the Fisheries and Water Act.  He was acquitted of all but two minor offences under the Environmental Management Act and fined $15,000. All charges were dropped against one former employee and the court dismissed all charges against the other former employee. Appeals were filed by both the Crown and defense and were heard in 2019 and will be decided in late 2019 or 2020. In March 2019, the Provincial Court of B.C. acquitted Mr. Mossman of a single charge of obstruction of justice under the BC Mines Act.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires a company’s directors and officers, and persons who own more than 10% of any class of a company’s equity securities which are registered under Section 12 of the Exchange Act, to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5, respectively. Such officers, directors and 10% stockholders are also required to furnish the company with copies of all Section 16(a) reports they file. Based solely on our review of the copies of such forms received by it, or written representations from the reporting persons as of the date of this Report, it believes that all Section 16(a) filing requirement applicable to its directors, officers and 10% stockholders with respect to the fiscal year ended July 31, 2019 have been fulfilled with the following exceptions:

During the fiscal year ended July 31, 2019, the number of late filings and number of transactions not reported on a timely basis for each named person or entity was as follows: Benjamin Mossman, 1 report and 2 transactions; John Anderson, 4 reports and 3 transactions; and Southern Arc Minerals Inc., 1 report and 1 transaction.

Audit Committee Financial Expert

Murray Flanigan is an “audit committee financial expert” within the meaning of Item 401(h)(1) of Regulation S-K. In general, an “audit committee financial expert” is an individual member of the audit committee who (a) understands generally accepted accounting principles and financial statements, (b) is able to assess the general application of such principles in connection with the accounting for estimates, reserves and accruals, (c) has experience preparing, auditing, analyzing or evaluating financial statements comparable to the breadth and complexity of issues that can reasonably be expected to be raised by a company’s financial statements, (d) understands internal controls over financial reporting, and (e) understands audit committee functions. We have determined that Mr. Flanigan is an independent director as defined in Nasdaq Listing Rule 5605(a)(2).

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

The following table sets forth information with respect to the compensation awarded or paid to Benjamin W. Mossman, our Chief Executive Officer, President and a director (the “Named Executive Officer”), for all services rendered in all capacities to our company during the past two fiscal years. As of July 31, 2019, we did not have any other executive officers or former executive officers who had received total compensation in excess of US$100,000 during the fiscal year ended July 31, 2019. Pursuant to Item 402(m)(4) of Regulation S-K, we have omitted certain columns from the table since there was no compensation awarded to, earned by or paid to the Named Executive Officer that was required to be reported in such columns in either year.

Summary Compensation Table
Name and Principal Position	Year Ended July 31	Salary ($)	Stock Awards ($)	Option Awards ($) (1)	Total ($)
Benjamin W. Mossman, Chief Executive Officer (2)	2019	180,000	-	59,918	239,918
	2018	180,000	-	277,638 (3)	457,638

(1)	See Note 10 of the notes to our audited financial statements included in this Report for a description of the assumptions made in the valuation of option awards.

(2)	Represents share-based payments related to options vesting during the years presented.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information relating to the options held by the Named Executive Officers as of July 31, 2019:

Outstanding Equity Awards at Fiscal Year-End
Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares That Have Not Vested (#)	Market Value of Shares That Have Not Vested ($)
Benjamin W. Mossman	4,612,840 1,000,000 2,631,000 586,600 2,142,542	0.07 0.10 0.12 0.20 0.24	August 21, 2024 November 29, 2023 April 23, 2023 August 8, 2021 December 27, 2021	Nil	Nil

Employment Agreements

On April 19, 2017, we entered into an executive employment agreement with Benjamin W. Mossman, which was amended on April 16, 2018 (the “Executive Employment Agreement”). The Executive Employment Agreement, which commenced on May 1, 2017, provides for an annual salary of $180,000 per year and that Mr. Mossman will, subject to the terms of the stock option plan and exchange policies, be granted options from time to time to maintain his right to purchase 5% of our issued and outstanding common stock. To date, Mr. Mossman has been granted options to acquire 10,972,982 shares of common stock pursuant to the terms of his Executive Employment Agreement.

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

Director Compensation

Our directors are compensated for serving on the Board of Directors. Management directors are not paid fees for services as a director; however, they may receive compensation for their services as employees or consultants.

The following table sets out compensation for the year ended July 31, 2019 of those individuals who served as directors during that year but did not qualify as Named Executive Officers.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)	Total ($)
Murray Flanigan (2)	Nil (4)	Nil	Nil
Thomas I. Vehrs	26,608 (4)	11,984 (6)	41,587
John G. Proust	26,521	89,877 (6)	98,422
Lawrence Lepard (3)	Nil	Nil	Nil
John D. Anderson (5) (Former Director and Chairman)	19,798 (4)	5,992 (6)	34,777

(1)	See Note 10 of the notes to our audited financial statements included in this Report for a description of the assumptions made in the valuation of option awards.
(2)	Mr. Flanigan was elected a director on June 27, 2019.
(3)	Mr. Lepard was appointed a director on August 22, 2019.
(4)	Represents directors’ fees.
(5)	Mr. Anderson did not stand for re-election on June 27, 2019.
(6)	Represents share-based payments related to options granted during the year ended July 31, 2019.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of October 25, 2019, we had 220,459,647 shares of common stock issued and outstanding. The following table sets forth the beneficial ownership of our common stock as of October 25, 2019 by (a) each person who serves as a director and/or is identified as a “Named Executive Officer” of Rise in Item 11, “Executive Compensation,” above, and by all of our current directors and executive officers as a group, and (b) each person known by us to beneficially own more than 5.0% of any class of our voting securities.

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

For the purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of our common stock that such person or group of persons has the right to acquire within 60 days. For the purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named below, any shares that such person or group of persons has the right to acquire within 60 days of October 25, 2019 is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)
Named Executive Officer and Directors

Benjamin W. Mossman	13,058,411 (2)	5.6%

Murray Flanigan	400,000 (3)	*

John G. Proust	55,575,000 (4)(8)	22.4%

Thomas I. Vehrs	1,250,000 (5)	*

Lawrence Lepard	21,707,500 (6)	9.5%

Executive Officers and Directors as a Group (6 persons)	92,390,911 (2)(3)(4)(5)(6)(7)(8)(9)	34.2%

5% Owners

Southern Arc Minerals Inc. Suite 650, 669 Howe Street Vancouver, BC V6C 0B4	52,125,000 (8)	21.3%

EMA GARP FUND, LLP 211 Grove Street Wellesley, Massachusetts 02482	11,620,000 (9)	5.2%
Yamana Gold Inc.
Royal Bank Plaza, North Tower 200 Bay Street, Suite 2200 Toronto, Ontario M5J 2J3	41,324,586 (10)	17.6%

(1)	Based on 220,459,647 shares of common stock issued and outstanding as of October 25, 2019.
(2)	Benjamin W. Mossman, our Chief Executive Officer, President and a director, holds 1,628,286 shares of common stock, 457,143 warrants, 100,000 of which are exercisable into common stock at a price of $0.13 per share until March 1, 2021 and 357,143 of which are exercisable into common stock at a price of $0.10 per share until July 3, 2022, and 10,972,982 stock options, 586,600 of which are exercisable into common stock at a price of $0.20 per share until August 8, 2021, 2,142,542 of which are exercisable into common stock at a price of $0.24 per share until December 27, 2021, 2,631,000 of which are exercisable into common stock at a price of $0.12 per share until April 18, 2023, 1,000,000 of which are exercisable into common stock at a price of $0.10 per share until November 29, 2023 and 4,612,840 of which are exercisable into common stock at a price of $0.07 per share until August 21, 2024.
(3)	Murray Flanigan, a director, holds 400,000 stock options, each of which is exercisable into common stock at a price of $0.07 per share until August 21, 2024.

(4)	John G. Proust, a director, holds 3,450,000 stock options, 1,200,000 of which are exercisable into common stock at a price of $0.12 per share until April 18, 2023, 1,500,000 of which are exercisable into common stock at a price of $0.09 per share until November 29, 2023 and 750,000 of which are exercisable into common stock at a price of $0.07 per share until August 21, 2024. Mr. Proust is the Chairman and CEO and a director of Southern Arc Minerals Inc. See note (8).
(5)	Thomas I. Vehrs, a director, holds 1,250,000 stock options, 400,000 of which are exercisable into common stock at a price of $0.28 per share until April 20, 2020, 250,000 of which are exercisable into common stock at a price of $0.12 per share until April 18, 2023, 200,000 of which are exercisable into common stock at a price of $0.10 per share until November 29, 2023 and 400,000 of which are exercisable into common stock at a price of $0.07 per share until August 21, 2024.
(6)	Lawrence Lepard, a director, holds 4,918,750 shares of common stock and indirectly beneficially owns an additional 1,350,000 shares of common stock through his children. Mr. Lepard also holds 1,000,000 stock options, each of which is exercisable into common stock at a price of $0.07 per share until August 21, 2024, and 2,818,750 warrants, 818,750 of which are exercisable into common stock at a price of $0.12 per share until September 17, 2021 and 2,000,000 of which are exercisable into common stock at a price of $0.10 per share until August 19, 2022. Mr. Lepard is the sole member and manager of EMA GARP GP, LLC, which is the general partner of EMA GARP FUND, LP. See note (9).
(7)	Includes 400,000 stock options held by Vince Boon, our Chief Financial Officer and Treasurer, 300,000 of which are exercisable into common stock at a price of $0.12 per share until April 18, 2023 and 100,000 of which are exercisable into common stock at a price of $0.07 per share until August 21, 2024.
(8)	Southern Arc Minerals Inc. holds 27,500,000 shares of common stock and 24,625,000 warrants, 20,000,000 of which are exercisable into common stock at a price of $0.15 per share until April 18, 2021, 875,000 of which are exercisable into common stock at a price of $0.13 per share until October 15, 2020 and 3,750,000 of which are exercisable into common stock at a price of $0.10 per share until November 5, 2020. John G. Proust, one of our directors, is also the Chairman and CEO and a director of Southern Arc Minerals Inc. See note (4).
(9)	EMA GARP FUND, LLP holds 7,320,000 shares of common stock and 4,300,000 warrants, 1,300,000 of which are exercisable into common stock at a price of $0.15 per share until April 18, 2021, 500,000 of which are exercisable into common stock at a price of $0.10 per share until July 3, 2022 and 2,500,000 of which are exercisable into common stock at a price of $0.10 per share until August 19, 2022. EMA GARP GP, LLC is the general partner of the EMA GARP FUND, LLP. Lawrence Lepard, one of our directors, is the sole member and manager of EMA GARP GP, LLC. See note (6).
(10)	Beneficially owned through Meridian Jerritt Canyon Corp., a wholly owned subsidiary of Yamana Gold Inc. Includes 27,549,724 shares of common stock and 13,774,862 warrants, 8,750,000 of which are exercisable into common stock at a price of $0.13 per share until October 16, 2020 and 5,024,862 of which are exercisable into common stock at a price of $0.13 per share until March 1, 2021.
*	Less than 1%.

Changes in Control

We are not aware of any arrangements, including any pledge by any person of its securities, the operation of which may at a subsequent date result in a change in control of our company.

Securities Authorized for Issuance Under Equity Compensation Plans

On March 23, 2016, the Board of Directors approved the adoption of an incentive stock option plan that provides for the granting of options representing up to 10% of our common stock to its directors, officers, employees and consultants (the “Plan”). As of July 31, 2019, options to purchase 14,510,142 shares at prices of between $0.10 and $0.28 per share are outstanding to 15 persons under the Plan.

We do not have any other compensation plans under which our equity securities are authorized for issuance.

Equity Compensation Plan Information

As of July 31, 2019

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by shareholders	Nil	Nil	Nil
Equity compensation plans not approved by shareholders	14,510,142	$0.15	7,535,822
Total	14,510,142	$0.15	7,535,822

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

On April 17, 2018, we entered into a consulting agreement with J. Proust & Associates Inc. (“JPA”), a management services company owned by one of our directors, John Proust. JPA agreed to provide the Company with such business advisory, finance, accounting and corporate administrative services as may be requested by the Company, including a Chief Financial Officer, a Controller and Corporate Secretary, plus use of a fully furnished office, for a monthly fee of $7,100, or $85,200 on an annualized basis. The agreement provides that the Company may grant stock options to JPA or its employees, as determined by the Board of Directors from time to time. The agreement had a one-year term that commenced on April 17, 2018. On December 13, 2018, the parties amended the agreement to increase the compensation to $15,000 per month, or $180,000 on an annualized basis, and to revise the term of the agreement, with a new one-year term commencing on January 1, 2019 that continues thereafter on a month-to-month basis, unless the agreement is terminated by the parties in accordance with its terms.

On October 16, 2018, we entered into an agreement with Meridian Jerritt Canyon Corp. (“Meridian”), a wholly-owned subsidiary of Yamana Gold Inc., pursuant to which Meridian completed a strategic initial investment in our company of $1.75 million through the purchase of 17,500,000 units (the “Agreement”).  Under the Agreement, Meridian has the right, for as long as it owns 5% or more of our outstanding shares of common stock, to participate in any of our future equity financings in order to maintain its percentage equity interest or to increase its equity ownership up to 19.9% of our issued and outstanding shares. In addition, Meridian will be permitted to nominate one individual to our Board of Directors and to appoint two members to our advisory committee. The Agreement also granted Meridian an exclusive right of first offer and first refusal for a period of six months following the closing of the financing, in respect of any proposed transfer or sale by us of any interest, including a joint venture interest, in all or any part of the I-M Mine Project, on terms and conditions to be agreed upon by the parties. The right of first offer has expired.

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

We have determined that Murray Flanigan, Lawrence Lepard, John Proust, and Thomas Vehrs meet this definition of independence.

Item 14.	Principal Accounting Fees and Services.

The following table shows the fees billed by our company’s auditor, Davidson & Company LLP Chartered Accountants, for the fiscal years ended July 31, 2019 and 2018, and a summary of the services provided under each category follows the table:

	July 31, 2019 ($)	July 31, 2018 ($)
Audit Fees	30,000	28,560
Audit-Related Fees	29,937	17,850
Tax Fees	-	32,800
All Other Fees	-	-

Audit Fees consist of fees billed for professional services rendered for the audit of the consolidated financial statements and review of the quarterly interim consolidated financial statements.

Audit-Related fees consist of the review of SEC comment letters and management responses.

Tax Fees consist of tax compliance fees and other tax planning advisory services.

All Other Fees: There were no fees billed by Davidson & Company for professional services rendered for other compliance purposes for the years ended July 31, 2019 and 2018.

Our Board of Directors has established pre-approval policies and procedures, pursuant to which the Board approved the foregoing audit and audit-related services provided by Davidson & Company in 2018 and 2017 consistent with the Board’s responsibility for engaging our company’s independent auditors. The Board also considered whether the non-audit services rendered by our independent registered public accounting firm are compatible with an auditor maintaining independence. The Board has determined that the rendering of such services is compatible with Davidson & Company maintaining its independence.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	The following financial statements are being filed as part of this Report:

Consolidated Financial Statements of Rise Gold Corp.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of July 31, 2019 and 2018

Consolidated Statement of Operations and Comprehensive Loss for the years ended July 31, 2019 and 2018

Consolidated Statement of Cash Flows for the years ended July 31, 2019 and 2018

Consolidated Statement of Stockholders’ Equity (Deficit) for the years ended July 31, 2019 and 2018

Notes to the Consolidated Financial Statements

(b)	The following exhibits are being filed as part of this Report:

Number	Exhibit Description

3.1	Articles of Incorporation, as amended to date (1)

3.2	Bylaws (2)

4.1	Description of Capital Stock

10.1	Incentive Stock Option Plan dated March 23, 2016 (1)

10.2	Employment Agreement with Benjamin Mossman dated as of April 19, 2017 (1)

10.3	April 16, 2018 Amendment to the Employment Agreement with Benjamin Mossman dated as of April 19, 2017 (3)

10.4	Geological Consulting Services Agreement with Fred Tejada effective as of April 20, 2017 (1)

10.5	Consulting Services Agreement dated May 1, 2018 with Cale Thomas (3)

10.6	Form of Subscription Agreement with Meridian Jerritt Canyon Corp., a wholly-owned subsidiary of Yamana Gold Inc., dated October 16, 2018 (4)

10.7	Consulting Agreement with J. Proust & Associates Inc., as amended, dated December 13, 2018 (5)

10.8	Convertible Debenture issued to Meridian Jerritt Canyon Corp., dated as of February 14, 2019 (6)

10.9	Guarantee of Convertible Debenture made by Rise Grass Valley Inc. in favor of Meridian Jerritt Canyon Corp., dated as of February 14, 2019 (6)

10.10	Collateral Agreement in favor of Meridian Jerritt Canyon Corp., dated as of February 14, 2019 (6)

10.11	Loan Agreement between Rise Grass Valley Inc. and Eridanus Capital, LLC dated August 30, 2019

10.12	Collateral Agreement in favor of Eridanus Capital, LLC, dated August 30, 2019

10.13	Deed of Trust in favor of Jeremy A. M. Evans, as trustee, for the benefit of Eridanus Capital, LLC dated August 30, 2019

14.1	Code of Ethics (7)

14.1	Subsidiaries of the registrant (1)

23.1	Consent of Davidson & Company

31.1	Certificate of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance File

101.SCH	XBRL Taxonomy Schema Linkbase Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Included as an exhibit to our registration statement on Form S-1 filed on September 5, 2017 and incorporated herein by reference.

(2)	Included as an exhibit to our registration statement on Form S-1 filed on February 19, 2008 and incorporated herein by reference.

(3)	Included as an exhibit to our registration statement on Form S-1 filed on May 29, 2018 and incorporated herein by reference.

(4)	Included as an exhibit to post-effective Amendment No. 1 to our Form S-1 registration statement filed on November 26, 2018 and incorporated by reference.

(5)	Included as an exhibit to our Form S-1 registration statement filed on January 17, 2019 and incorporated herein by reference.

(6)	Included as an exhibit to our Form S-1 registration statement filed on April 17, 2019 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 25, 2019

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

October 25, 2019

/s/ Vince Boon

Vincent Boon

Chief Financial Officer, Treasurer

(Principal Financial and Accounting Officer)

October 25, 2019

/s/ Murray Flanigan

Murray Flanigan

Director

October 25, 2019

/s/ John Proust

John Proust

Director

October 25, 2019

/s/ Thomas Vehrs

Dr. Thomas Vehrs

Director

October 25, 2019

/s/ Lawrence Lepard

Lawrence Lepard

Director

October 25, 2019