Form 10-K/A
period 2019-07-31
Rise Gold Corp.
filed 2019-11-07
CIK 1424864

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

EXPLANATORY NOTE

Rise Gold Corp. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend its Annual Report on Form 10-K for the year ended July 31, 2019, which was originally filed with the Securities and Exchange Commission on October 29, 2019. The sole purpose for filing this Amendment is to make minor corrections to the list of exhibits in Item 15(b) and to add three exhibit documents (Exhibits 10.11, 10.12 and 10.13) that were listed as exhibits in Item 15(b) in the original filing but were inadvertently omitted from that filing. Those three exhibits are incorporated herein by reference as indicated below.

This Amendment No. 1 does not reflect any events occurring after the filing of the Original Filing and does not modify or update the disclosures therein in any way other than as described in the paragraph above.

PART IV

Item 15.

Exhibits, Financial Statement Schedules.

(b)

The following exhibits are being filed as part of this Report:

Number

Exhibit Description

3.1

Articles of Incorporation, as amended to date (1)

3.2

Bylaws (2)

4.1

Description of Capital Stock (8)

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

10.9

Guarantee of Convertible Debenture made by Rise Grass Valley Inc. in favor of Meridian Jerritt Canyon Corp., dated as of February 14, 2019 (6)

10.10

Collateral Agreement in favor of Meridian Jerritt Canyon Corp., dated as of February 14, 2019 (6)

10.11

Loan Agreement between Rise Grass Valley Inc. and Eridanus Capital, LLC dated August 30, 2019 (9)

10.12

Collateral Agreement in favor of Eridanus Capital, LLC, dated August 30, 2019 (9)

10.13

Deed of Trust in favor of Jeremy A. M. Evans, as trustee, for the benefit of Eridanus Capital, LLC dated August 30, 2019 (9)

14.1

Code of Ethics (7)

14.1

Subsidiaries of the registrant (1)

23.1

Consent of Davidson & Company (8)

31.1

Certificate of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2

Certificate of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1

Certificate of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (8)

32.2

Certificate of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (8)

101.INS

XBRL Instance File (8)

101.SCH

XBRL Taxonomy Schema Linkbase Document (8)

101.CAL

XBRL Taxonomy Extension Calculation Linkbase Document (8)

101.DEF

XBRL Taxonomy Extension Definition Linkbase Document (8)

101.LAB

XBRL Taxonomy Extension Label Linkbase Document (8)

101.PRE

XBRL Taxonomy Extension Presentation Linkbase Document (8)

_____________________

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

(7)

Included as an exhibit to Amendment No. 1 to our annual report on Form 10-K filed on October 30, 2008 and incorporated herein by reference.

(8)

Included as an exhibit to our annual report on Form 10-K filed on October 29, 2019 and incorporated herein by reference.

(9)

Included as an exhibit to our Form S-1 registration statement filed on October 31, 2019 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  November 7, 2019

RISE GOLD CORP.

/s/ Benjamin Mossman

Benjamin Mossman

Chief Executive Officer and Director