Form 10-Q
period 2019-10-31
Rise Gold Corp.
filed 2019-12-16
CIK 1424864

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2019

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
N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
None	None	None

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

As of December 11, 2019, the registrant had 22,045,965 shares of common stock issued and outstanding

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

The condensed consolidated interim financial statements of Rise Gold Corp. (“we”, “us”, “our”, the “Company”, or the “registrant”), a Nevada corporation, included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission. Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, the condensed consolidated interim financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company in the Company’s Form 10-K for the fiscal year ended July 31, 2019.

RISE GOLD CORP.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
PERIOD ENDED OCTOBER 31, 2019

RISE GOLD CORP.
(An Exploration Stage Company)
CONDENSED CONSOLIDATED INTERIM STATEMENT OF FINANCIAL POSITION
(Expressed in United States Dollars)
(Unaudited)

AS AT		Recast (Note 2)
	October 31, 2019	July 31, 2019
ASSETS
Current
Cash	$2,320,696	$214,158
Receivables	16,513	12,373
Prepaid expenses (Note 3)	162,389	188,696
Total current assets	2,499,598	415,227

Non-current
Mineral property interests (Note 4)	4,149,053	4,149,053
Equipment (Note 5)	618,516	624,346
Total assets	$7,267,167	$5,188,626

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current
Accounts payable and accrued liabilities	$199,560	$468,601
Payable to related parties (Note 7)	5,000	129,638
Advance (Note 4)	25,000	101,339
Equipment loan (Note 5)	163,461	223,574
Total current liabilities	393,021	923,152

Non-current
Loan payable (Note 8)	555,688	-
Derivative liability (Note 9)	1,744,179	-
Total liabilities	2,692,888	923,152

Stockholders’ equity
Capital stock, $0.001 par value, 40,000,000 shares authorized; 22,045,965 (July 31, 2019 – 17,463,321) shares issued and outstanding (Note 10)	22,046	17,463
Additional paid-in capital (Note 10)	19,977,760	16,801,864
Shares subscribed	-	186,025
Cumulative translation adjustment	96,449	84,715
Deficit	(15,521,976)	(12,824,593)
Total stockholders’ equity	4,574,279	4,265,474

Total liabilities and stockholders’ equity	$7,267,167	$5,188,626

Nature and continuance of operations (Note 1)
Contingency (Note 6)
Subsequent events (Note 13)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

RISE GOLD CORP.
(An Exploration Stage Company)
CONDENSED CONSOLIDATED INTERIM STATEMENT OF LOSS AND COMPREHENSIVE LOSS
(Expressed in United States Dollars)
(Unaudited)

		Recast (Note 2)
FOR THE THREE MONTHS ENDED OCTOBER 31,	2019	2018

EXPENSES
Consulting	$22,667	$19,802
Directors’ fees	19,156	15,008
Filing and regulatory	14,650	10,706
Foreign exchange (gain) loss	46,773	(31,808)
General and administrative	52,937	45,658
Geological, mineral, and prospect costs (Note 4)	350,123	777,459
Interest expense (Note 5 and 8)	15,630	5,514
Professional fees	87,660	132,995
Promotion and shareholder communication	48,057	134,100
Share-based compensation (Note 10)	331,966	-
Salaries	38,585	34,539
Loss before other items	$1,028,204	$1,143,973
Loss on fair value adjustment on derivative liability (Note 9)	1,744,179	-
Other income (Note 4)	(75,000)	-
Net loss for the period	$2,697,383	$1,143,973
Foreign exchange translation adjustment arising from change in functional currency	$(11,734)	$-
Net comprehensive loss for the period	$2,685,649	$1,143,973
Basic and diluted loss per common share	$(0.13)	$(0.09)
Weighted average number of common shares outstanding (basic and diluted)	21,099,549	12,116,461

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

RISE GOLD CORP.
(An Exploration Stage Company)
CONDENSED CONSOLIDATED INTERIM STATEMENT OF CASH FLOWS
(Expressed in United States Dollars)
(Unaudited)

		Recast (Note 2)
FOR THE THREE MONTHS ENDED OCTOBER 31,	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES

Loss for the period	$(2,697,383)	$(1,143,973)
Items not involving cash
Depreciation	5,830	3,511
Interest expense	15,630	-
Share-based payment	331,966	-
Financing expense	(15,000)	-
Loss on fair value adjustment on derivative liability	1,744,179	-
Unrealized loss on foreign exchange	10,025	(16,359)
Non-cash working capital item changes:
Receivables	(4,139)	(5,315)
Prepaid expenses	26,307	142,484
Advances	(76,339)	-
Accounts payables and accrued liabilities	(294,541)	87,358
Related party payables	(99,138)	-
Net cash used in operating activities	(1,052,603)	(932,294)

CASH FLOWS FROM FINANCING ACTIVITIES
Private placement, net of issuance cost	2,219,254	1,653,275
Loan	1,000,000	-
Repayment of equipment loan	(60,113)	(57,567)
Loan from related parties	-	38,270
Net cash provided by financing activities	3,159,141	1,633,978

Change in cash for the period	2,106,538	701,684
Cash, beginning of period	214,158	53,481
Cash, end of period	$2,320,696	$755,165

Supplemental cash flow information (Note 11)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

RISE GOLD CORP.
(An Exploration Stage Company)
CONDENSED CONSOLIDATED INTERIM STATEMENT OF STOCKHOLDERS’ EQUITY
(Expressed in United States Dollars)
(Unaudited)

	Capital Stock				Cumulative
			Additional Paid-	Subscription	Translation
	Number	Amount	in Capital	Receivable	Adjustment	Deficit	Total
Recast (Note 2)
Balance as at July 31, 2018	11,610,598	$11,611	$12,601,183	$-	$(125,506)	$(8,462,693)	$4,024,595
Shares issued for cash	2,238,438	2,238	1,651,037	-	-	-	1,653,275
Loss for the period	-	-	-	-	-	(1,143,973)	(1,143,973)
Balance as at October 31, 2018	13,849,036	$13,849	$14,252,220	$-	$(125,506)	$(9,606,666)	$4,533,897

Balance as at July 31, 2019	17,463,321	$17,463	$16,801,864	$186,025	$84,715	$(12,824,593)	$4,265,474
Shares issued for Cash	4,582,644	4,583	2,398,988	(186,025)	-	-	2,217,546
Share-based compensation	-	-	331,966	-	-	-	331,966
Warrants issued for financing expense	-	-	444,942	-	-	-	444,942
Loss for the period	-	-	-	-	-	(2,697,383)	(2,697,383)
Other comprehensive income	-	-	-	-	11,734	-	11,734
Balance as at October 31, 2019	22,045,965	$22,046	$19,977,760	$-	$96,449	$(15,521,976)	$4,574,279

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

RISE GOLD CORP.
(An Exploration Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED OCTOBER 31, 2019
(Expressed in United States Dollars)
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

On February 16, 2015, the Company increased its authorized capital from 2,100,000 shares to 40,000,000 shares.

On January 29, 2016, the Company completed an initial public offering in Canada and began trading on the Canadian Securities Exchange (“CSE”) on February 1, 2016. On November 28, 2017, the Company ceased trading on the OTC Pink Market and began trading on the OTCQB Venture Market.

The Company is in the early stages of exploration and, as is common with any exploration company, it raises financing for its acquisition activities. The accompanying condensed consolidated interim financial statements have been prepared on the going concern basis, which presumes that the Company will continue operations for the foreseeable future and will be able to realize assets and discharge liabilities in the normal course of business. The Company has incurred a loss of $2,697,383 for the three-month period ended October 31, 2019 and has accumulated a deficit of $15,521,976. The ability of the Company to continue as a going concern is dependent on the Company’s ability to maintain continued support from its shareholders and creditors and to raise additional capital and implement its business plan. There is no assurance that the Company will be able to obtain adequate financing in the future or that such financing will be on terms advantageous to the Company. However, management believes that the Company has sufficient working capital to meet its projected minimum financial obligations for the next fiscal year. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

At October 31, 2019, the Company had working capital of $2,106,577.

2.	BASIS OF PREPARATION

Generally Accepted Accounting Principles

The accompanying unaudited condensed consolidated interim financial statements have been prepared in conformity with generally accepted accounting principles of the United States of America (“US GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) for financial information with the instructions to Form 10-Q and Regulation S-K. Results are not necessarily indicative of results which may be achieved in the future. The unaudited condensed consolidated interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the audited financial statements and notes thereto, together with Management’s Discussion and Analysis, for the year ended July 31, 2019. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such SEC rules and regulations. The operating results for the three months ended October 31, 2019 are not necessarily indicative of the results that may be expected for the year ended July 31, 2020.

Basis of Consolidation

These condensed consolidated interim financial statements include the accounts of the Company and its wholly-owned subsidiary, Rise Grass Valley Inc. All significant intercompany accounts and transactions have been eliminated on consolidation.

RISE GOLD CORP.
(An Exploration Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED OCTOBER 31, 2019
(Expressed in United States Dollars)
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

Foreign Currency Translation

The Company changed its functional currency from Canadian Dollars to United States Dollars as at August 1, 2019. The change in functional currency from Canadian dollars to United States dollars is accounted for prospectively from August 1, 2019. Management determined that the Company’s functional currency had changed based on the assessment related to significant changes of the Company’s economic facts and circumstances. These significant changes included the fact that the Company’s equity and debt financings as well as the majority of the Company’s expenses are now primarily denominated in US dollars. Moreover, the Company’s place of business and management are now located in the United States.

Foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Expenses and other income are translated at average rates of exchange during the period. Related translation adjustments are reported as a separate component of stockholders’ equity (deficiency), whereas gains or losses resulting from foreign currency transactions are included in the results of operations.

Presentation Currency Change

The Company changed its presentation currency from Canadian Dollars to United States Dollars from October 31, 2019, with retrospective application on comparative figures. The change was made to reflect the change in functional currency to United States Dollars for the same period.

Comparative figures in the consolidated statement of financial position have been translated into the presentation currency at the rate of exchange prevailing at the reporting date. Comparative balances of loss and comprehensive loss and cash flows have been translated into US dollars using average exchange rates for the comparative reporting period. Components of equity have been translated at the exchange rates prevailing at the dates of the relevant transactions. The exchange rate differences arising on translation are taken to accumulated other comprehensive income. The cumulative impact of the change in reporting currency was a gain of $210,221 in accumulated other comprehensive income as at August 1, 2019.

Derivatives

Derivatives are initially recognized at the fair value on the date the derivative contract is entered into and transaction costs are expensed. The Company’s derivatives are subsequently re-measured at their fair value at each statement of financial position date with changes in fair value recognized in profit or loss. As the exercise price of the Company’s warrants are in Canadian Dollars, and the functional currency of the Company is the United States Dollar, these warrants are considered a derivative as a variable amount of cash in the Company’s functional currency will be received upon exercise. Accordingly, the Company accounts for these warrants as a derivative liability.

RISE GOLD CORP.
(An Exploration Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED OCTOBER 31, 2019
(Expressed in United States Dollars)
(Unaudited)

2.	BASIS OF PREPARATION (continued)

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

On February 25, 2016, the FASB issued ASU No. 2016-02, “Leases”. This ASU applies to public companies beginning January 1, 2019 and affects the requirement that lessees account for all leases – both operating and finance – on the balance sheet while recognizing both an asset for the right to use the leased asset and an obligation to make lease payments over the lease term. The Company assessed its leases and determined that it did not have any leases extending over the period of 12 month which resulted in the standard not having any significant impact on its consolidated financial statements.

Other than the above, the Company has determined that other significant newly issued accounting pronouncements are either not applicable to the Company’s business or that no material effect is expected on the financial statements as a result of future adoption.

Use of Estimates

The preparation of these financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant areas requiring the use of estimates include the carrying value and recoverability of mineral properties and the recognition of deferred tax assets based on the change in unrecognized deductible temporary tax differences. Actual results could differ from those estimates and would impact future results of operations and cash flows.

3.	PREPAID EXPENSES

	October 31, 2019	July 31, 2019
		Recast (Note 2)
Promotion and shareholder communication	$14,963	$39,600
Rent	-	6,649
Insurance	38,560	33,538
Deposits	108,488	108,531
Other	378	378
	$162,389	$188,696

RISE GOLD CORP.
(An Exploration Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED OCTOBER 31, 2019
(Expressed in United States Dollars)
(Unaudited)

4.	MINERAL PROPERTY INTERESTS

The Company’s mineral properties balance consists of:

Recast (Note 2)	Idaho-Maryland, California

Balance, July 31, 2018, July 31, 2019 and October 31, 2019	$4,149,053

Title to mineral properties

Title to mineral properties involves certain inherent risks due to the difficulties of determining the validity of certain mineral titles as well as the potential for problems arising from the frequently ambiguous conveying history characteristic of many mineral properties. As at October 31, 2019, the Company holds title to the Idaho-Maryland Gold Mine Property.

As of October 31, 2019, based on management’s review of the carrying value of mineral rights, management determined that there is no evidence that the cost of these acquired mineral rights will not be fully recovered and accordingly, the Company determined that no adjustment to the carrying value of mineral rights was required. As of the date of these consolidated financial statements, the Company has not established any proven or probable reserves on its mineral properties and has incurred only acquisition and exploration costs.

Idaho-Maryland Gold Mine Property, California

On August 30, 2016, the Company entered into an option agreement with three parties to purchase a 100% interest in and to the Idaho-Maryland Gold Mine property located near Grass Valley, California, United States; pursuant to the option agreement, in order to exercise the option, the Company was required to pay $2,000,000 by November 30, 2016. Upon execution of the option agreement, the Company paid the vendors a non-refundable cash deposit in the amount of $25,000, which would be credited against the purchase price of $2,000,000 upon exercise of the option. On November 30, 2016, the Company negotiated an extension of the closing date of the option agreement to December 26, 2016, in return for a cash payment of $25,000, which would be credited against the purchase price of $2,000,000 upon exercise of the option. On December 28, 2016, the Company negotiated a further no-cost extension of the closing date of the option agreement to April 30, 2017. On January 25, 2017, the Company exercised the option by paying $1,950,000 and acquired a 100% interest in the Idaho-Maryland Gold Mine property.

In connection with the option agreement, the Company agreed to pay a cash commission of $140,000 equal to 7 per cent of the purchase price of $2,000,000; the commission was settled on January 25, 2017 through the issuance of 92,000 units valued at C$2.00 per unit. Each unit consists of one share of common stock and one transferable share purchase warrant exercisable into one share of common stock at a price of C$4.00 for a period of two years from the date of issuance. The Company also incurred additional transaction costs of $109,053, which have been included in the carrying value of the Idaho-Maryland Gold Mine.

RISE GOLD CORP.
(An Exploration Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED OCTOBER 31, 2019
(Expressed in United States Dollars)
(Unaudited)

4.	MINERAL PROPERTY INTERESTS (continued)

Idaho-Maryland Gold Mine Property, California (continued)

On January 6, 2017, the Company entered into an option agreement with Sierra Pacific Industries Inc. (“Sierra”) to purchase a 100% interest in and to certain surface rights totalling approximately 82 acres located near Grass Valley, California, United States, contiguous to the Idaho-Maryland Gold Mine property acquired by the Company on January 25, 2017. Pursuant to the option agreement, in order to exercise the option, the Company was required to pay $1,900,000 by March 31, 2017. Upon execution of the option agreement, the Company paid the vendors a non-refundable cash deposit in the amount of $100,000, which was credited against the purchase price of $1,900,000 upon exercise of the option. On April 3, 2017, the Company negotiated an extension of the closing date of the option agreement to June 30, 2017, in return for a cash payment of $200,000, at which time a payment of $1,600,000 was due in order to exercise the option. On June 7, 2017, the Company negotiated an extension of the closing date of the option agreement to September 30, 2017, in return for a cash payment of $300,000, at which time a payment of $1,300,000 was due in order to exercise the option.

On May 14, 2018, the Company completed the purchase of the surface rights totalling approximately 82 acres by making final payments totalling $1,300,000.

On June 13, 2019, the Company received $150,000 from a third party as a prepayment to use the Company’s property for a period of six months. As at October 31, 2019, $125,000 of this amount has been recognized as other income ($75,000 during the three months ended October 31, 2019 and $50,000 during the year ended July 31, 2019) with the balance of $25,000 (July 31, 2019 - $101,339) remaining as an advance.

As at October 31, 2019, the Company has incurred cumulative exploration expenditures of $5,100,734 on the Idaho-Maryland Gold Mine property as follows:

	Three months ended October 31, 2019	Year ended July 31, 2019 Recast (Note 2)

Idaho-Maryland Gold Mine expenditures:
Opening balance	$4,750,611	$1,901,276

Consulting	260,160	536,217
Engineering	11,289	-
Exploration	44,285	1,650,633
Rent	13,318	93,832
Supplies	1,325	151,564
Sampling	5,676	237,162
Logistics	8,240	161,198
Depreciation	5,830	18,730
Total expenditures for the period	350,123	2,849,335

Closing balance	$5,100,734	$4,750,611

RISE GOLD CORP.
(An Exploration Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED OCTOBER 31, 2019
(Expressed in United States Dollars)
(Unaudited)

5.	EQUIPMENT AND EQUIPMENT LOAN

Cost	Drilling equipment
At July 31, 2018 (Recast - Note 2)	$550,052
Purchases	94,795
At July 31, 2019 (Recast - Note 2)	$644,847
At October 31, 2019	$644,847

Accumulated depreciation
At July 31, 2018 (Recast - Note 2)	$1,772
Depreciation	18,729
At July 31, 2019 (Recast - Note 2)	$20,501
Depreciation	5,830
At October 31, 2019	$26,331

Total carrying value, July 31, 2019 (Recast - Note 2)	$624,346
Total carrying value, October 31, 2019	$618,516

During the year ended July 31, 2018, the Company recorded an equipment loan of $495,481 in connection with two diamond core drilling rigs purchased. The Company paid $332,020 including $21,982 of interest towards this loan as at October 31, 2019. As at October 31, 2019, the outstanding balance remaining on this loan was $163,461 (July 31, 2019 - $223,574).

Subsequent to period ended October 31, 2019, the Company settled the remaining balance of the equipment loan by paying C$190,000 ($143,018).

RISE GOLD CORP.
(An Exploration Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED OCTOBER 31, 2019
(Expressed in United States Dollars)
(Unaudited)

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

Key management personnel consist of the Chief Executive Officer, Chief Financial Officer, and the directors of the Company. The remuneration of the key management personnel is as follows:

a)	Salaries of $33,750 (2018 - $33,750) to the CEO of the Company.

b)	Directors fees of $19,156 (2018 - $15,008) to directors of the Company. As at October 31, 2019, $5,000 of these director fees is included in payables to related parties. As at July 31, 2019, the Company owed $129,638 to related parties.

c)	During the period ended October 31, 2019, the Company paid $34,000 (2018 - $11,513) in professional and consulting fees to a company controlled by a director of the Company.

d)	Share-based compensation of $326,393 (2018 - $Nil) for options granted during the period ended October 31, 2019.

e)	Consulting fees of $Nil (2018 - $15,391) to the former CFO of the Company.

8.	LOAN PAYABLE

On September 3, 2019, the Company completed a debt financing for $1,000,000. This loan has a term of 4 years and an interest rate of 10% compounded monthly for the first two years increasing to 20% in year 3 and to 25% in year 4. Interest will accrue and be paid along with the principal upon the maturity date. The lender received 1,150,000 bonus share purchase warrants as additional consideration for advancing the loan. The fair value of these warrants was determined to be $444,942 which was netted against the loan payable balance along with $15,000 paid to the lender for other issuance costs. Each warrant entitles the holder to acquire one share of common stock at an exercise price of $0.80 (C$1.00) for a period of three years from the date of issuance. This loan may be repaid prior to the maturity date, in whole or in part, provided that all accrued interest is paid. In addition, if total interest payments are less than $200,000, the difference will be paid to the Lender as prepayment compensation. The Loan is secured against the assets of the Company and its subsidiary. As at October 31, 2019, the balance of this loan including accrued interest of $15,630 is $555,688.

RISE GOLD CORP.
(An Exploration Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED OCTOBER 31, 2019
(Expressed in United States Dollars)
(Unaudited)

9.	DERIVATIVE LIABILITY

The exercise price of the Company’s share purchase warrants is fixed in Canadian dollars and the functional currency of the Company is the USD. These warrants are considered to be a derivative as a variable amount of cash in the Company’s functional currency will be received on exercise of the warrants. Accordingly, the share purchase warrants issued as part of past financings, are classified and accounted for as a derivative liability.

The following table shows a continuity of the Company’s derivative liability:

	Derivative liability	Number of warrants accounted for as derivative liability
Balance, August 1, 2019	$1,604,768	8,049,428
Addition	869,673	2,291,322
Expiry	(577)	(707,715)
Fair value adjustment	(729,685)	-
Balance, October 31, 2019	$1,744,179	9,633,035

As the initial recognition as well as the revaluation of these warrants both took place within the three-month period ended October 31, 2019, the Company recorded a loss on fair value of derivative liability of $1,744,179 during the period (October 31, 2018 - $Nil)

The following weighted average assumptions were used for the Black-Scholes pricing model valuation of warrants as at October 31, 2019 and August 1, 2019:

	October 31, 2019	August 1, 2019

Risk-free interest rate	1.52%	1.52%
Expected life of warrants	0.16 to 2.80 years	0.16 to 2.93 years
Expected annualized volatility	92.2% to 125.2%	115.6% to 127.5%
Dividend	Nil	Nil
Forfeiture rate	0%	0%

RISE GOLD CORP.
(An Exploration Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED OCTOBER 31, 2019
(Expressed in United States Dollars)
(Unaudited)

10.	CAPITAL STOCK AND ADDITIONAL PAID-IN-CAPITAL

Private Placements

On August 30, 2018, the Company completed a first tranche of a non-brokered private placement, issuing an aggregate of 288,125 units at a price of $0.60 (C$0.80) per unit for gross proceeds of $177,580 (C$230,500). Each unit consists of one share of common stock and one share purchase warrant exercisable into one share of common stock at a price of $0.90 (C$1.20) for a period of three years from the date of issuance until August 30, 2021.

On September 17, 2018, the Company completed a second tranche of a non-brokered private placement, issuing an aggregate of 200,313 units at a price of $0.60 (C$0.80) per unit for gross proceeds of $123,089 (C$160,250). Each unit consists of one share of common stock and one share purchase warrant exercisable into one share of common stock at a price of $0.90 (C$1.20) for a period of three years from the date of issuance until September 17, 2021.

On October 16, 2018, the Company completed a strategic initial investment in a financing of $1,352,605 (C$1,750,000) by issuing 1,750,000 units to Meridian Jerritt Canyon Corp. (“Meridian”), a wholly owned subsidiary of Yamana Gold Inc. (“Yamana”). Each unit consists of one share of common stock at a price of $0.80 (C$1.00) per unit and one-half of one share purchase warrant at a price of $1.00 (C$1.30) exercisable until October 16, 2020. As a result of the investment, the investor owned approximately 12.6% of the Company’s issued and outstanding shares on a non-diluted basis. In conjunction with the investment, the Company issued 87,500 share purchase warrants valued at $37,630 (discount rate – 1.65%, volatility – 139.09%, expected life – 2 years, dividend yield – 0%) as a finder’s fee to Southern Arc Minerals Inc. (“Southern Arc”), which will be exercisable into one share of common stock at a price of $1.00 (C$1.30) until October 16, 2020.

On November 5, 2018, the Company raised $572,694 (C$750,000) through the sale of 750,000 units at $0.80 (C$1.00) per unit where each unit consists of one share of common stock and one half of one share purchase warrant exercisable into one share of common stock at a price of $1.00 (C$1.30) until November 5, 2020. All 750,000 units issued in the final tranche were acquired by Southern Arc.

On March 1, 2019, the Company completed a non-brokered private placement for a total of $1,378,184 (C$1,827,472) through the sale of 1,827,472 units at a price of $0.80 (C$1.00) per unit where each unit consists of one share of common stock and one-half of one share purchase warrant. Each whole warrant is exercisable into one share of common stock at a price of $1.00 (C$1.30) until March 1, 2021. Out of the 1,827,472 units issued as part of this private placement, 1,004,972 units were issued to Meridian to settle a convertible debt balance of $757,897 (C$1,004,972). In connection with the private placement, the Company incurred finders’ fees and share issuance costs of $80,919 (C$107,299), and issued a total of 19,950 finders’ warrants valued at $8,371 (C$11,100) (discount rate – 1.65%, volatility – 139.09%, expected life – 2 years, dividend yield – 0%), exercisable into one share of common stock at a price of $1.00 (C$1.30) for a period of two years from the date of issuance.

On July 3, 2019, the Company completed the first tranche of a non-brokered private placement. The Company raised a total of $552,000 (C$725,769) through the sale of 1,036,813 units at a price of $0.50 (C$0.70) per unit where each unit consists of one share of common stock and one-half of one share purchase warrant. Each whole warrant entitles the holder to acquire one additional share at an exercise price of $0.80 (C$1.00) until July 3, 2022.

On August 19, 2019, the Company completed the second tranche of a non-brokered private placement for a total of $2,412,281 (C$3,207,850) through the sale of 4,582,644 units at a price of $0.50 (C$0.70) per unit where each unit consists of one share of common stock and one-half of one share purchase warrant. Each whole warrant is exercisable into one share of common stock at a price of $0.80 (C$1.00) until August 19, 2022. The Company has paid finders’ fees and associated legal fees of $8,710 and issued a total of 11,196 finder’s warrants entitling the holder to acquire one share at a price of $0.80 (C$1.00) until August 19, 2022.

RISE GOLD CORP.
(An Exploration Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED OCTOBER 31, 2019
(Expressed in United States Dollars)
(Unaudited)

10.	CAPITAL STOCK AND ADDITIONAL PAID-IN-CAPITAL (continued)

Stock Options

On November 30, 2018, the Company granted 290,000 stock options with a fair value of $131,300 to employees and directors of the Company. The options are exercisable at $0.80 (C$1.00) per share for a period of five years and expire on November 29, 2023.

On August 21, 2019, the Company granted 751,284 stock options to employees and directors of the Company pursuant to the terms of the Company’s Stock Option Plan. The options are exercisable at $0.50 (C$0.70) per share for a period of five years and expire on August 21, 2024. During the period ended October 31, 2019, the Company recorded $331,966 in share-based compensation (October 31, 2018 - $Nil)

The following incentive stock options were outstanding and exercisable at October 31, 2019:

Number of Options	Exercise Price ($C)	Expiry Date

110,000	$1.50	March 22, 2021
58,660	2.00	August 8, 2021
214,254	2.40	December 27, 2021
90,000	2.80	April 20, 2020
613,100	1.20	April 19, 2023
280,000	1.00	November 29, 2023
751,284	0.70	August 21, 2024
2,117,298	$1.22

Stock option transactions are summarized as follows:

	Number of Options	Weighted Average Exercise Price ($C)	Aggregate Intrinsic Value
Balance outstanding and exercisable, July 31, 2018	1,161,014	$1.70	Nil
Options granted	290,000	1.00	Nil
Balance outstanding and exercisable, July 31, 2019	1,451,014	1.50	Nil
Options granted	751,284	0.70	Nil
Options expired	(85,000)	2.06	Nil
Balance outstanding and exercisable, October 31, 2019	2,117,298	$1.22	Nil

The following weighted average assumptions were used for the Black-Scholes pricing model valuation of stock options issued during the period ended October 31, 2019 and year ended July 31, 2019:

	October 31, 2019	July 31, 2019

Risk-free interest rate	1.52%	2.12%
Expected life of warrants	5.0 years	5.0 years
Expected annualized volatility	136.38%	136.38%
Dividend	Nil	Nil
Forfeiture rate	0%	0%

RISE GOLD CORP.
(An Exploration Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED OCTOBER 31, 2019
(Expressed in United States Dollars)
(Unaudited)

10.	CAPITAL STOCK AND ADDITIONAL PAID-IN-CAPITAL (continued)

Warrants

The following warrants were outstanding at October 31, 2019:

Number of Warrants	Exercise Price ($C)	Expiry Date

678,886	$2.50	December 27, 2019
13,333	2.50	January 3, 2020
2,100	1.50	April 18, 2020
3,516,100	1.50	April 18, 2021
288,125	1.20	August 30, 2021
200,313	1.20	September 17, 2021
962,500	1.30	October 16, 2020
375,000	1.30	November 5, 2020
933,686	1.30	March 1, 2021
518,407	1.00	July 3, 2022
2,302,518	1.00	August 19, 2022
1,150,000	1.00	September 3, 2022
10,940,968	$1.30

During the period ended October 31, 2019, a total of 708,074 warrants with an exercise price of C$2.50 expired unexercised.

Warrant transactions are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price ($C)
Balance, July 31, 2018	8,394,882	$2.70
Warrants issued	3,278,030	1.2
Warrants expired	(3,476,388)	4.00
Balance, July 31, 2019	8,196,524	$1.60
Warrants issued	3,452,518	1.00
Warrants expired	(708,074)	(2.50)
Balance, October 31, 2019	10,940,968	$1.30

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

RISE GOLD CORP.
(An Exploration Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED OCTOBER 31, 2019
(Expressed in United States Dollars)
(Unaudited)

11.	SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

During the three-month periods ended October 31, 2019 and 2018, the Company had the following non-cash financing and investing activities:

For the period ended October 31, 2019:

a)	The Company issued a total of 11,196 finder’s warrants entitling the holder to acquire one share at a price of $1.00 until August 19, 2022 with a fair value of $4,990. The following weighted average assumptions were used for the Black-Scholes pricing model valuation of these warrants: Risk-free interest rate – 1.52%; expected volatility – 123.27%; share price and strike price - C$1.00; expected life of warrants – 3 years.

12.	SEGMENTED INFORMATION

A reporting segment is defined as a component of the Company that:

-	Engages in business activities from which it may earn revenues and incur expenses;
-	Operating results are reviewed regularly by the entity’s chief operating decision maker; and
-	Discrete financial information is available

The Company has determined that it operates its business in one geographical segment located in California, United States, where all of its equipment and mineral property interests are located.

13.	SUBSEQUENT EVENTS

On November 25, 2019, the Company announced that its Board of Directors has approved a 1-for-10 reverse split (consolidation) of the Company’s authorized and issued shares of common stock with a par value of $0.001 per share. It is proposed that the reverse split will be effective as of the market open on or about December 16, 2019 on the CSE and the OTCQB Venture Market. The share information included in this report is on a post-consolidation basis.

Subsequent to period ended October 31, 2019, the Company settled the remaining balance of the equipment loan by paying C$190,000 ($143,018).

ITEM2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Description of Business

Our Company was incorporated on February 9, 2007 as Atlantic Resources Inc. in the state of Nevada pursuant to the Nevada Revised Statutes. On April 11, 2012, we changed our name to Patriot Minefinders Inc. On January 14, 2015, we changed our name to Rise Resources Inc. On April 7, 2017, we changed our name to Rise Gold Corp.

On January 14, 2015, we completed a merger with our wholly owned subsidiary, Rise Resources Inc., and formally assumed the subsidiary’s name by filing Articles of Merger with the Nevada Secretary of State. The subsidiary was incorporated entirely for the purpose of effecting the name change and the merger did not affect our Articles of Incorporation or corporate structure in any other way.

On January 22, 2015, we completed a 1 for 80 reverse split of our common stock and effected a corresponding decrease in our authorized capital by filing a Certificate of Change with the Nevada Secretary of State (the “Reverse Split”). As a result of the Reverse Split, our authorized capital decreased from 168,000,000 shares to 2,100,000 and our issued and outstanding common stock decreased from 6,340,000 shares to 79,252, with each fractional share being rounded up to the nearest whole share.

Both the name change and Reverse Split became effective in the market at the open of business on February 9, 2015.

On April 9, 2015, we increased our authorized capital from 2,100,000 to 40,000,000 shares of common stock.

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

Our common stock is currently listed in Canada on the Canadian Securities Exchange (the “CSE”) under the symbol “RISE”. We are a reporting issuer in British Columbia, Alberta, and Ontario in Canada. Our common stock is also currently traded in the United States on the OTCQB Venture Market under the symbol “RYES”. We are an SEC reporting company by virtue of our class of common stock being registered under Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Business Development

Developments in our Company’s business during the July 31, 2019 fiscal year and the three month period ended October 31, 2019 include the following:

On August 30, 2018, the Company completed a first tranche of a non-brokered private placement, issuing an aggregate of 288,125 units at a price of $0.60 (C$0.80) per unit for gross proceeds of $177,580 (C$230,500). Each unit consists of one share of common stock and one share purchase warrant exercisable into one share of common stock at a price of $0.90 (C$1.20) for a period of three years from the date of issuance until August 30, 2021.

On September 17, 2018, the Company completed a second tranche of a non-brokered private placement, issuing an aggregate of 200,313 units at a price of $0.60 (C$0.80) per unit for gross proceeds of $123,089 (C$160,250). Each unit consists of one share of common stock and one share purchase warrant exercisable into one share of common stock at a price of $0.90 (C$1.20) for a period of three years from the date of issuance until September 17, 2021.

On October 16, 2018, the Company completed a strategic initial investment in a financing of $1,352,605 (C$1,750,000) by issuing 1,750,000 units to Meridian Jerritt Canyon Corp. (“Meridian”), a wholly owned subsidiary of Yamana Gold Inc. (“Yamana”). Each unit consists of one share of common stock at a price of $0.80 (C$1.00) per unit and one-half of one share purchase warrant at a price of $1.00 (C$1.30) exercisable until October 16, 2020. As a result of the investment, the investor owned approximately 12.6% of the Company’s issued and outstanding shares on a non-diluted basis. In conjunction with the investment, the Company issued 87,500 share purchase warrants valued at $37,630 (discount rate – 1.65%, volatility – 139.09%, expected life – 2 years, dividend yield – 0%) as a finder’s fee to Southern Arc Minerals Inc. (“Southern Arc”), which will be exercisable into one share of common stock at a price of $1.00 (C$1.30) until October 16, 2020.

On November 5, 2018, the Company raised $572,694 (C$750,000) through the sale of 750,000 units at $0.80 (C$1.00) per unit where each unit consists of one share of common stock and one half of one share purchase warrant exercisable into one share of common stock at a price of $1.00 (C$1.30) until November 5, 2020. All 750,000 units issued in the final tranche were acquired by Southern Arc.

On March 1, 2019, the Company completed a non-brokered private placement for a total of $1,378,184 (C$1,827,472) through the sale of 1,827,472 units at a price of $0.80 (C$1.00) per unit where each unit consists of one share of common stock and one-half of one share purchase warrant. Each whole warrant is exercisable into one share of common stock at a price of $1.00 (C$1.30) until March 1, 2021. Out of the 1,827,472 units issued as part of this private placement, 1,004,972 units were issued to Meridian to settle a convertible debt balance of $757,897 (C$1,004,972). In connection with the private placement, the Company incurred finders’ fees and share issuance costs of $80,919 (C$107,299), and issued a total of 19,950 finders’ warrants valued at $8,371 (C$11,100) (discount rate – 1.65%, volatility – 139.09%, expected life – 2 years, dividend yield – 0%), exercisable into one share of common stock at a price of $1.00 (C$1.30) for a period of two years from the date of issuance.

On July 3, 2019, the Company completed the first tranche of a non-brokered private placement. The Company raised a total of $552,000 (C$725,769) through the sale of 1,036,813 units at a price of $0.50 (C$0.70) per unit where each unit consists of one share of common stock and one-half of one share purchase warrant. Each whole warrant entitles the holder to acquire one additional share at an exercise price of $0.80 (C$1.00) until July 3, 2022.

On August 19, 2019, the Company completed the second tranche of a non-brokered private placement for a total of $2,412,281 (C$3,207,850) through the sale of 4,582,644 units at a price of $0.50 (C$0.70) per unit where each unit consists of one share of common stock and one-half of one share purchase warrant. Each whole warrant is exercisable into one share of common stock at a price of $0.80 (C$1.00) until August 19, 2022. The Company has paid finders’ fees and associated legal fees of $8,710 and issued a total of 11,196 finder’s warrants entitling the holder to acquire one share at a price of $0.80 (C$1.00) until August 19, 2022.

Plan of Operations

As at October 31, 2019, the Company had a cash balance of $2,320,696, compared to a cash balance of $214,158 as of July 31, 2019.

Our plan of operations for the next 12 months is to prepare and apply for a Use Permit from Nevada County California, to re-open the Idaho-Maryland gold mine at the I-M Mine Property.

The Company has commenced engineering work to support an application for a Use Permit from Nevada County to allow the following activities:

1.	Dewatering of the underground mine workings.

2.	Underground exploration drilling.

3.	Full commercial mining with onsite mineral processing at the historic throughput of 1,000 tons per day Rise has completed an exploration drilling program on the I-M Mine Property in June of 2019. Up to October 31, 2019, Rise has completed seventeen drill holes totaling approximately 20,584 meters.

Project Design

The Use Permit application proposes underground mining to recommence at an average throughput of 1,000 tons per day. The existing Brunswick Shaft, which extends to ~3400 feet depth below surface, would be used as the primary rock conveyance from the IM Mine. A second service shaft would be constructed by raising from underground to provide for the conveyance of personnel, materials, and equipment. Gold processing would be done by gravity and flotation to produce gravity and flotation gold concentrates. Processing equipment and operations would be fully enclosed in attractive modern buildings and numerous mature trees located on the perimeter of the Brunswick site would be retained to provide visual shielding of aboveground project facilities and operations.

The Company would produce barren rock from underground tunneling and sand tailings as part of the project which would be used for creation of approximately 58 acres of level and useable industrial zoned land for future economic development in Nevada County.

A water treatment plant and pond, using conventional processes, would ensure that groundwater pumped from the mine is treated to regulatory standards before being discharged to the local waterways.

Detailed studies by professionals in the fields of civil and electrical engineering, biology, hydrology, cultural resources, traffic, air quality, human health, vibration, and sound have guided the design of the project.

Approximately 300 employees would be required if the mine reaches full production.

Nevada County Use Permit

The application and permitting process are being managed by Benchmark Resources, a California based planning and environmental consulting firm with substantial experience in the permitting of mining projects. Benchmark’s track record of success has resulted in the development of numerous environmentally sensitive and socially accepted mining projects across the state.

The IM Mine Property is 100% owned by the Company and located on private land in Nevada County, California. As a result, the Project is subject to the Nevada County Land Use and Development Code. Subsurface mining and aboveground processing are allowed uses subject to County approval of a Use Permit. The Company will also be required to obtain approval of a Reclamation Plan, variance, and rezone from the County for any surface component of the underground mining operation before mining operations can commence.

In order to approve the requested entitlements, the County must satisfy the requirements of the California Environmental Quality Act (“CEQA”). CEQA requires that the County study the environmental impacts of any discretionary action, disclose the impacts to the public, and mitigate unavoidable impacts to the extent feasible. CEQA is triggered whenever a California governmental agency is asked to approve a discretionary project. The project application will require an Environmental Impact Report (“EIR”).

A general outline of milestones in the process to approval of the permit is outlined as follows;

1)	County reviews application and hires a 3rd party environmental consultant;
2)	County’s consultant prepares a Draft EIR;
3)	Draft EIR is published for public comments;
4)	County’ s consultant publishes a Final EIR including responses to comments; and
5)	County decisionmakers review the Final EIR and consider approval of the Use Permit and Reclamation Plan at a public hearing.

The timeline from application to land use approval is expected to range from 12-18 months. Construction and operational permits would follow as needed.

The Company believes it drilling program has been successful but cautions investors no current mineral resources or mineral reserves have been defined. The Company’s submission of an application for a Use Permit from Nevada County requires information regarding planned throughput and material quantities. The Company cautions investors that no technical report has been filed to support that this rate of production can be achieved. The Company has not completed a feasibility study to establish mineral reserves and therefore has not demonstrated economic viability of the IM Mine. The Company has not made a production decision for the IM Mine.

Results of Operations

For the Periods Ended October 31, 2019 and 2018

The Company’s operating results for the periods ended October 31, 2019 and 2018 are summarized as follows:

		Recast
FOR THE THREE MONTHS ENDED OCTOBER 31,	2019	2018

EXPENSES
Consulting	$22,667	$19,802
Directors’ fees	19,156	15,008
Filing and regulatory	14,650	10,706
Foreign exchange (gain) loss	46,773	(31,808)
General and administrative	52,937	45,658
Geological, mineral, and prospect costs	350,123	777,459
Interest expense	15,630	5,514
Professional fees	87,660	132,995
Promotion and shareholder communication	48,057	134,100
Share-based compensation	331,966	-
Salaries	38,585	34,539
Loss before other items	$1,028,204	$1,143,973
Loss on fair value adjustment on derivative liability	1,744,179	-
Other income	(75,000)	-
Net loss for the period	$2,697,383	$1,143,973
Foreign exchange translation adjustment arising from change in functional currency	$(11,734)	$-
Net comprehensive loss for the period	$2,685,649	$1,143,973
Basic and diluted loss per common share	$(0.13)	$(0.09)
Weighted average number of common shares outstanding (basic and diluted)	21,099,549	12,116,461

Liquidity and Capital Resources

Working Capital

	At October 31, 2019	At July 31, 2019	At July 31, 2018
Current Assets	$2,499,598	$415,227	$475,851
Current Liabilities	$393,021	$923,152	$672,903
Working Capital	$2,106,577	$(507,925)	$(197,052)

Cash Flows

	For the three month period ended October 31, 2019	For the three month period ended October 31, 2018
Net Cash used in Operating Activities	$(1,052,603)	$(932,294)
Net Cash used in Investing Activities	$-	$-
Net Cash provided by Financing Activities	$3,159,141	$1,633,978
Net Increase in Cash During the Period	$2,106,538	$701,684

As of October 31, 2019, the Company had $2,320,696 in cash, $2,499,598 in current assets, $7,267,167 in total assets, $393,021 in current liabilities and $2,692,888 in non-current liabilities, a working capital of $2,106,577 and an accumulated deficit of $15,521,976.

During the three-month period ended October 31, 2019, the Company used $1,052,603 (2018 - $932,294) in net cash on operating activities. The difference in net cash used in operating activities during the two periods was largely due to the increase in the Company’s net loss for the most recent period.

The Company had no investing activities during the three-month periods ending October 31, 2019 and 2018.

The Company received net cash of $3,159,141 (2018 - $1,633,978) from financing activities during the three-month period ended October 31, 2019.

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

As of the end of the period covered by this Report, management of the Company carried out an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on this evaluation, management concluded that the Company’s disclosure controls and procedures were not effective as of October 31, 2019 because a material weakness in internal control over financial reporting existed as of that date as a result of a lack of segregation of incompatible duties due to insufficient personnel.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the period ended October 31, 2019 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

The following exhibits are filed herewith:

3.1	Articles of Incorporation, as amended to date (1)

3.2	Bylaws (2)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance File

101.SCH	XBRL Taxonomy Schema Linkbase Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Included as an exhibit to our registration statement on Form S-1 filed on September 5, 2017 and incorporated herein by reference.

(2)	Included as an exhibit to our registration statement on Form S-1 filed on February 19, 2008 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

By:	/s/ Benjamin Mossman
Benjamin Mossman, Chief Executive Officer

Date:	December 16, 2019