Form 10-Q
period 2020-01-31
Rise Gold Corp.
filed 2020-03-13
CIK 1424864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2020

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

As of March 15, 2020, the registrant had 22,045,965 shares of common stock issued and outstanding.

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

1

RISE GOLD CORP.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
PERIOD ENDED JANUARY 31, 2020

2

RISE GOLD CORP.
(An Exploration Stage Company)
CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS
(Expressed in United States Dollars)
(Unaudited)

		Recast (Note 2)
AS AT	January 31, 2020	July 31, 2019
ASSETS
Current
Cash	$1,626,571	$214,158
Receivables	10,604	12,373
Prepaid expenses (Note 3)	142,274	188,696
Total current assets	1,779,449	415,227

Non-current
Mineral property interests (Note 4)	4,149,053	4,149,053
Equipment (Note 5)	612,654	624,346
Total assets	$6,541,156	$5,188,626

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current
Accounts payable and accrued liabilities	$231,299	$468,601
Payable to related parties (Note 7)	20,000	129,638
Advance (Note 4)	25,000	101,339
Equipment loan (Note 5)	-	223,574
Total current liabilities	276,299	923,152

Non-current
Loan payable (Note 8)	629,721	-
Warrant derivative (Note 9)	2,076,663	-
Total liabilities	2,982,683	923,152

Stockholders’ equity
Capital stock, $0.001 par value, 40,000,000 shares authorized; 22,045,965 (July 31, 2019 – 17,463,321) shares issued and outstanding (Note 10)	22,046	17,463
Additional paid-in capital (Note 10)	19,977,760	16,801,864
Shares subscribed	-	186,025
Cumulative translation adjustment	96,449	84,715
Deficit	(16,537,782)	(12,824,593)
Total stockholders’ equity	3,558,473	4,265,474

Total liabilities and stockholders’ equity	$6,541,156	$5,188,626

Nature and continuance of operations (Note 1)
Contingency (Note 6)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

RISE GOLD CORP.
(An Exploration Stage Company)
CONDENSED CONSOLIDATED INTERIM STATEMENT OF LOSS AND COMPREHENSIVE LOSS
(Expressed in United States Dollars)
(Unaudited)

	Three months ended January 31, 2020	Three months ended January 31, 2019 Recast (Note 2)	Six months ended January 31, 2020	Six months ended January 31, 2019 Recast (Note 2)

EXPENSES
Consulting	$22,789	$1,028	$45,456	$20,830
Directors’ fees	25,344	15,294	44,500	30,302
Filing and regulatory	12,620	4,174	27,270	14,880
Accretion expense (Note 8)	47,222	-	47,222	-
Foreign exchange (gain) loss	(7,271)	34,845	39,502	3,037
General and administrative	191,985	162,924	244,922	208,582
Geological, mineral, and prospect costs (Note 4)	329,102	701,122	679,225	1,478,581
Interest expense (Note 5 and 8)	30,244	4,806	45,874	10,320
Professional fees	65,879	85,705	153,539	218,700
Promotion and shareholder communication	22,277	80,908	70,334	215,008
Share-based compensation (Note 10)	-	133,557	331,966	133,557
Salaries	38,640	35,474	77,225	70,013
Loss before other items	$778,831	$1,259,837	$1,807,035	$2,403,810
Loss on fair value adjustment on warrant derivative (Note 9)	332,484	-	2,076,663	-
Gain on settlement of equipment loan (Note 5)	(19,924)	-	(19,924)	-
Other income (Note 4)	(75,585)	-	(150,585)	-
Net loss for the period	$1,015,806	$1,259,837	$3,713,189	$2,403,810
Foreign exchange translation adjustment arising from change in functional currency	$-	$-	$(11,734)	$-
Net comprehensive loss for the period	$1,015,806	$1,259,837	$3,701,455	$2,403,810
Basic and diluted loss per common share	$(0.05)	$(0.10)	$(0.17)	$(0.20)
Weighted average number of common shares outstanding (basic and diluted)	22,045,965	12,116,461	21,572,757	12,116,461

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

RISE GOLD CORP.
(An Exploration Stage Company)
CONDENSED CONSOLIDATED INTERIM STATEMENT OF CASH FLOWS
(Expressed in United States Dollars)
(Unaudited)

		Recast (Note 2)
FOR THE SIX MONTHS ENDED JANUARY 31,	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES
Loss for the period	$(3,713,189)	$(2,403,810)
Items not involving cash
Depreciation	11,692	10,765
Interest expense	42,441	-
Share-based payment	331,966	133,557
Accretion expense	32,222	-
Gain on settlement of equipment loan	(19,924)	-
Loss on fair value adjustment on warrant derivative	2,076,663	-
Unrealized loss on foreign exchange	10,024	(7,462)
Non-cash working capital item changes:
Receivables	1,770	(7,737)
Prepaid expenses	46,421	173,205
Advances	(76,339)	-
Accounts payables and accrued liabilities	(247,801)	88,102
Related party payables	(99,137)	-
Net cash used in operating activities	(1,603,191)	(2,013,380)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of equipment	-	(96,585)
Net cash used in investing activities	-	(96,585)

CASH FLOWS FROM FINANCING ACTIVITIES
Private placement, net of issuance costs	2,219,254	2,229,818
Loan	1,000,000	-
Repayment of equipment loan	(203,650)	(116,021)
Loan from related parties	-	(7,654)
Net cash provided by financing activities	3,015,604	2,106,143

Change in cash for the period	1,412,413	(3,822)
Cash, beginning of period	214,158	53,481
Cash, end of period	$1,626,571	$49,659

Supplemental cash flow information (Note 11)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

RISE GOLD CORP.
(An Exploration Stage Company)
CONDENSED CONSOLIDATED INTERIM STATEMENT OF STOCKHOLDERS’ EQUITY
(Expressed in United States Dollars)
(Unaudited)

	Capital Stock
	Number	Amount	Additional Paid- in Capital	Subscription Receivable	Cumulative Translation Adjustment	Deficit	Total
Recast (Note 2)
Balance as at July 31, 2018	11,610,598	$11,611	$12,601,183	$-	$(125,506)	$(8,462,693)	$4,024,595
Shares issued for cash	2,238,438	2,238	1,651,037	-	-	-	1,653,275
Loss for the period	-	-	-	-	-	(1,143,973)	(1,143,973)
Balance as at October 31, 2018	13,849,036	$13,849	$14,252,220	$-	$(125,506)	$(9,606,666)	$4,533,897
Shares issued for cash	750,000	750	571,944	-	-	-	572,694
Share-based compensation	-	-	133,557	-	-	-	133,557
Loss for the period	-	-	-	-	-	(1,259,837)	(1,259,837)
Balance as at January 31, 2019	14,599,036	$14,599	$14,957,721	$-	$(125,506)	$(10,866,503)	$3,980,311

Balance as at July 31, 2019	17,463,321	$17,463	$16,801,864	$186,025	$84,715	$(12,824,593)	$4,265,474
Shares issued for cash	4,582,644	4,583	2,398,988	(186,025)	-	-	2,217,546
Share-based compensation	-	-	331,966	-	-	-	331,966
Warrants issued for financing expense	-	-	444,942	-	-	-	444,942
Loss for the period	-	-	-	-	-	(2,697,383)	(2,697,383)
Other comprehensive income	-	-	-	-	11,734	-	11,734
Balance as at October 31, 2019	22,045,965	$22,046	$19,977,760	$-	$96,449	$(15,521,976)	$4,574,279
Loss for the period		-	$-	$-	$-	$(1,015,806)	(1,015,806)
Balance as at January 31, 2020	22,045,965	$22,046	$19,977,760	$-	$96,449	$(16,537,782)	$3,558,473

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

RISE GOLD CORP.
(An Exploration Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED JANUARY 31, 2020
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

On December 16, 2019, the Company completed a share consolidation of the authorized and outstanding capital stock on the basis of 10 pre-consolidation common stocks for one new post-consolidated common stock. All current and comparative references to the number of common stocks, stock options, warrants and loss per share reflect this share consolidation.

On February 16, 2015, the Company increased its authorized capital from 2,100,000 shares to 40,000,000 shares.

On January 29, 2016, the Company completed an initial public offering in Canada and began trading on the Canadian Securities Exchange (“CSE”) on February 1, 2016. On November 28, 2017, the Company ceased trading on the OTC Pink Market and began trading on the OTCQB Venture Market.

The Company is in the early stages of exploration and, as is common with any exploration company, it raises financing for its acquisition activities. The accompanying condensed consolidated interim financial statements have been prepared on the going concern basis, which presumes that the Company will continue operations for the foreseeable future and will be able to realize assets and discharge liabilities in the normal course of business. The Company has incurred a loss of $3,713,189 for the six-month period ended January 31, 2020 and has accumulated a deficit of $16,537,782. The ability of the Company to continue as a going concern is dependent on the Company’s ability to maintain continued support from its shareholders and creditors and to raise additional capital and implement its business plan. There is no assurance that the Company will be able to obtain adequate financing in the future or that such financing will be on terms advantageous to the Company. However, management believes that the Company has sufficient working capital to meet its projected minimum financial obligations for the next fiscal year. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

At January 31, 2020, the Company had working capital of $1,503,150.

RISE GOLD CORP.
(An Exploration Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED JANUARY 31, 2020
(Expressed in United States Dollars)
(Unaudited)

2.	BASIS OF PREPARATION

Generally Accepted Accounting Principles

The accompanying unaudited condensed consolidated interim financial statements have been prepared in conformity with generally accepted accounting principles of the United States of America (“US GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) for financial information with the instructions to Form 10-Q and Regulation S-K. Results are not necessarily indicative of results which may be achieved in the future. The unaudited condensed consolidated interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the audited financial statements and notes thereto, together with Management’s Discussion and Analysis, for the year ended July 31, 2019. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such SEC rules and regulations. The operating results for the six months ended January 31, 2020 are not necessarily indicative of the results that may be expected for the year ended July 31, 2020.

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

RISE GOLD CORP.
(An Exploration Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED JANUARY 31, 2020
(Expressed in United States Dollars)
(Unaudited)

2.	BASIS OF PREPARATION (continued)

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

Derivatives

Derivatives are initially recognized at the fair value on the date the derivative contract is entered into and transaction costs are expensed. The Company’s derivatives are subsequently re-measured at their fair value at each balance sheet date with changes in fair value recognized in profit or loss. As the exercise price of the Company’s warrants are in Canadian Dollars, and the functional currency of the Company is the United States Dollar, these warrants are considered a derivative as a variable amount of cash in the Company’s functional currency will be received upon exercise.

Recently Adopted and Recently Issued Accounting Standards

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Liabilities”. This ASU amendment addresses aspects of recognition, measurement, presentation and disclosure of financial instruments. It affects investments in equity securities and the presentation of certain fair value changes for financial liabilities measured at fair value, and simplifies the impairment assessment of equity investments without a readily determinable fair value by requiring a qualitative assessment. The ASU applies to all entities and is effective for annual periods beginning after December 15, 2017, and interim periods thereafter, with early adoption permitted. The Company’s adoption of this standard did not have an impact on its consolidated financial statements.

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

RISE GOLD CORP.
(An Exploration Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED JANUARY 31, 2020
(Expressed in United States Dollars)
(Unaudited)

2.	BASIS OF PREPARATION (continued)

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

3.	PREPAID EXPENSES

	January 31, 2020	July 31, 2019
		Recast (Note 2)
Promotion and shareholder communication	$9,995	$39,600
Rent	-	6,649
Insurance	23,673	33,538
Deposits	108,228	108,531
Other	378	378
	$142,274	$188,696

RISE GOLD CORP.
(An Exploration Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED JANUARY 31, 2020
(Expressed in United States Dollars)
(Unaudited)

4.	MINERAL PROPERTY INTERESTS

The Company’s mineral properties balance consists of:

Recast (Note 2)	Idaho-Maryland, California

Balance, July 31, 2018, July 31, 2019 and January 31, 2020	$4,149,053

Title to mineral properties

Title to mineral properties involves certain inherent risks due to the difficulties of determining the validity of certain mineral titles as well as the potential for problems arising from the frequently ambiguous conveying history characteristic of many mineral properties. As at January 31, 2020, the Company holds title to the Idaho-Maryland Gold Mine Property.

As of January 31, 2020, based on management’s review of the carrying value of mineral rights, management determined that there is no evidence that the cost of these acquired mineral rights will not be fully recovered and accordingly, the Company determined that no adjustment to the carrying value of mineral rights was required. As of the date of these consolidated financial statements, the Company has not established any proven or probable reserves on its mineral properties and has incurred only acquisition and exploration costs.

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
FOR THE PERIOD ENDED JANUARY 31, 2020
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

On June 13, 2019, the Company received $150,000 from a third party as a prepayment to use the Company’s property for a period of six months. On December 13, 2019, the third party paid an additional $75,000 to continue using the Company’s property for another three months. As at January 31, 2020, $200,000 has been recognized as other income ($150,000 during the six months ended January 31, 2020 and $50,000 during the year ended July 31, 2019) with the balance of $25,000 (July 31, 2019 - $101,339) remaining as an advance.

As at January 31, 2020, the Company has incurred cumulative exploration expenditures of $5,429,836 on the Idaho-Maryland Gold Mine property as follows:

	Six months ended January 31, 2020	Year ended July 31, 2019 Recast (Note 2)

Idaho-Maryland Gold Mine expenditures:
Opening balance	$4,750,611	$1,901,276

Consulting	568,428	536,217
Engineering	29,919	-
Exploration	(81,066)	1,650,633
Rent	29,685	93,832
Supplies	3,049	151,564
Sampling	102,639	237,162
Logistics	14,879	161,198
Depreciation	11,692	18,730
Total expenditures for the period	679,225	2,849,335

Closing balance	$5,429,836	$4,750,611

RISE GOLD CORP.
(An Exploration Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED JANUARY 31, 2020
(Expressed in United States Dollars)
(Unaudited)

5.	EQUIPMENT AND EQUIPMENT LOAN

Cost	Drilling equipment
At July 31, 2018 (Recast - Note 2)	$550,052
Purchases	94,795
At July 31, 2019 (Recast - Note 2)	$644,847
At January 31, 2020	$644,847

Accumulated depreciation
At July 31, 2018 (Recast - Note 2)	$1,772
Depreciation	18,729
At July 31, 2019 (Recast - Note 2)	$20,501
Depreciation	11,692
At January 31, 2020	$32,193

Total carrying value, July 31, 2019 (Recast - Note 2)	$624,346
Total carrying value, January 31, 2020	$612,654

During the year ended July 31, 2018, the Company recorded an equipment loan of $495,481 in connection with two diamond core drilling rigs purchased. The Company paid $332,327 including $23,942 of interest towards this loan as of November 26, 2019.

Pursuant to an agreement with the lender, the Company completed the purchase of the drilling equipment by making a lump sum payment of $143,230 which was due on or before December 1, 2019. Early settlement of the equipment loan resulted in a gain on settlement of equipment loan of $19,924.

RISE GOLD CORP.
(An Exploration Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED JANUARY 31, 2020
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

Key management personnel consist of the Chief Executive Officer, Chief Financial Officer, and the directors of the Company. The remuneration of the key management personnel is as follows:

a)	Salaries of $67,500 (2019 - $67,500) to the CEO of the Company.

b)	Directors fees of $44,500 (2019 - $30,302) to directors of the Company. As at January 31, 2020, $20,000 of these director fees is included in payables to related parties. As at July 31, 2019, the Company owed $129,638 to related parties.

c)	During the period ended January 31, 2020, the Company paid $68,187 (2019 - $20,830) in professional and consulting fees to a company controlled by a director of the Company.

d)	Share-based compensation of $326,393 (2019 - $133,557) for options granted during the period ended January 31, 2020.

e)	Consulting fees of $Nil (2019 - $15,391) to the former CFO of the Company.

RISE GOLD CORP.
(An Exploration Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED JANUARY 31, 2020
(Expressed in United States Dollars)
(Unaudited)

8.	LOAN PAYABLE

On September 3, 2019, the Company completed a debt financing for $1,000,000. This loan has a term of 4 years and an interest rate of 10% compounded monthly for the first two years increasing to 20% in year 3 and to 25% in year 4. Interest will accrue and be paid along with the principal upon the maturity date. The lender received 1,150,000 bonus share purchase warrants as additional consideration for advancing the loan. The fair value of these warrants was determined to be $444,942 which was netted against the loan payable balance along with $15,000 paid to the lender for a total of $459,942 in other issuance costs. Each warrant entitles the holder to acquire one share of common stock at an exercise price of $0.80 (C$1.00) for a period of three years from the date of issuance. This loan may be repaid prior to the maturity date, in whole or in part, provided that all accrued interest is paid. In addition, if total interest payments are less than $200,000, the difference will be paid to the Lender as prepayment compensation. The Loan is secured against the assets of the Company and its subsidiary. As at January 20, 2020, the balance of this loan including accrued interest of $42,441 is $629,721.

Loan Payable
Balance, July 31, 2019	$-
Proceeds	1,000,000
Issuance costs	(459,942)
Interest expense	42,441
Accretion expense	47,222
Balance, January 31, 2020	$629,721

RISE GOLD CORP.
(An Exploration Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED JANUARY 31, 2020
(Expressed in United States Dollars)
(Unaudited)

9.	WARRANT DERIVATIVE

The exercise price of the Company’s share purchase warrants is fixed in Canadian dollars and the functional currency of the Company is the USD. These warrants are considered to be a derivative as a variable amount of cash in the Company’s functional currency will be received on exercise of the warrants. Accordingly, the share purchase warrants issued as part of past financings, are classified and accounted for as warrant derivative.

Share purchase warrants with a compensatory nature are not included in this calculation.

The following table shows a continuity of the Company’s fair value of warrant derivative:

	Warrant derivative	Number of warrants accounted for as derivative liability
Balance, August 1, 2019	$1,604,768	8,049,428
Addition	859,103	2,291,322
Expiry	(9,010)	(1,362,748)
Fair value adjustment	(378,198)	-
Balance, January 31, 2020	$2,076,663	8,978,002

As the initial recognition as well as the revaluation of these warrants both took place within the six-month period ended January 31, 2020, the Company recorded a loss on fair value adjustment on warrant derivative of $2,076,663 during the period (January 31, 2019 - $Nil).

The following weighted average assumptions were used for the Black-Scholes pricing model valuation of warrants as at January 31, 2020 and August 1, 2019:

	January 31, 2020	August 1, 2019

Risk-free interest rate	1.52%	1.52%
Expected life of warrants	0.16 to 2.80 years	0.16 to 2.93 years
Expected annualized volatility	88.7% to 121.0%	115.6% to 127.5%
Dividend	Nil	Nil
Forfeiture rate	0%	0%

RISE GOLD CORP.
(An Exploration Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED JANUARY 31, 2020
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

On October 16, 2018, the Company completed a strategic initial investment in a financing of $1,352,605 (C$1,750,000) by issuing 1,750,000 units to Meridian Jerritt Canyon Corp. (“Meridian”), a wholly owned subsidiary of Yamana Gold Inc. (“Yamana”). Each unit issued at a price of $0.80 (C$1.00) consists of one share of common stock and one-half of one share purchase warrant where each whole warrant is exercisable into one common stock at a price of $1.00 (C$1.30) until October 16, 2020. As a result of the investment, the investor owned approximately 12.6% of the Company’s issued and outstanding shares on a non-diluted basis. In conjunction with the investment, the Company issued 87,500 share purchase warrants valued at $37,630 (discount rate – 1.65%, volatility – 139.09%, expected life – 2 years, dividend yield – 0%) as a finder’s fee to Southern Arc Minerals Inc. (“Southern Arc”), which will be exercisable into one share of common stock at a price of $1.00 (C$1.30) until October 16, 2020.

On November 5, 2018, the Company raised $572,694 (C$750,000) through the sale of 750,000 units at $0.80 (C$1.00) per unit where each unit consists of one share of common stock and one half of one share purchase warrant where each whole warrant is exercisable into one share of common stock at a price of $1.00 (C$1.30) until November 5, 2020. All 750,000 units issued in the final tranche were acquired by Southern Arc.

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
FOR THE PERIOD ENDED JANUARY 31, 2020
(Expressed in United States Dollars)
(Unaudited)

10.	CAPITAL STOCK AND ADDITIONAL PAID-IN-CAPITAL (continued)

Private Placements (continued)

On August 19, 2019, the Company completed the second tranche of a non-brokered private placement for a total of $2,412,281 (C$3,207,850) through the sale of 4,582,644 units at a price of $0.53 (C$0.70) per unit where each unit consists of one share of common stock and one-half of one share purchase warrant. Each whole warrant is exercisable into one share of common stock at a price of $0.80 (C$1.00) until August 19, 2022. The Company has paid finders’ fees and associated legal fees of $8,710 and issued a total of 11,196 finder’s warrants with a value of $4,990 entitling the holder to acquire one share at a price of $0.80 (C$1.00) until August 19, 2022. The following weighted average assumptions were used for the Black-Scholes pricing model valuation of these warrants: Risk-free interest rate – 1.52%; expected volatility – 123.27%; share price of C$0.85 and strike price - C$1.00; expected life of warrants – 3 years.

Stock Options

On November 30, 2018, the Company granted 290,000 stock options with a fair value of $133,557 to employees and directors of the Company. The options are exercisable at $0.80 (C$1.00) per share for a period of five years and expire on November 29, 2023.

On August 21, 2019, the Company granted 751,284 stock options to employees and directors of the Company pursuant to the terms of the Company’s Stock Option Plan. The options are exercisable at $0.50 (C$0.70) per share for a period of five years and expire on August 21, 2024. During the period ended January 31, 2020, the Company recorded $331,966 in share-based compensation (January 31, 2019- $133,557).

The following incentive stock options were outstanding and exercisable at January 31, 2020:

Number of Options	Weighted Average Exercise Price ($C)	Expiry Date

110,000	$1.50	March 22, 2021
58,660	2.00	August 8, 2021
214,254	2.40	December 27, 2021
90,000	2.80	April 20, 2020
613,100	1.20	April 19, 2023
280,000	1.00	November 30, 2023
751,284	0.70	August 21, 2024
2,117,298	$1.22

RISE GOLD CORP.
(An Exploration Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED JANUARY 31, 2020
(Expressed in United States Dollars)
(Unaudited)

10.	CAPITAL STOCK AND ADDITIONAL PAID-IN-CAPITAL (continued)

Stock Options (continued)

Stock option transactions are summarized as follows:

	Number of Options	Weighted Average Exercise Price ($C)	Aggregate Intrinsic Value
Balance outstanding and exercisable, July 31, 2018	1,161,014	$1.70	$	Nil
Options granted	290,000	1.00		Nil
Balance outstanding and exercisable, July 31, 2019	1,451,014	1.54		Nil
Options granted	751,284	0.70		Nil
Options expired	(85,000)	2.06		Nil
Balance outstanding and exercisable, January 31, 2020	2,117,298	$1.22	$	Nil

The following weighted average assumptions were used for the Black-Scholes pricing model valuation of stock options issued during the period ended January 31, 2020 and year ended July 31, 2019:

	January 31, 2020	July 31, 2019

Risk-free interest rate	1.52%	2.12%
Expected life of stock options	5.0 years	5.0 years
Expected annualized volatility	123.27%	136.38%
Dividend	Nil	Nil
Forfeiture rate	0%	0%

Warrants

The following warrants were outstanding at January 31, 2020:

Number of Warrants	Weighted Average Exercise Price ($C)	Expiry Date

2,100	$1.50	April 18, 2020
3,516,100	1.50	April 18, 2021
288,125	1.20	August 30, 2021
200,313	1.20	September 17, 2021
962,500	1.30	October 16, 2020
375,000	1.30	November 5, 2020
933,686	1.30	March 1, 2021
518,407	1.00	July 3, 2022
2,302,518	1.00	August 19, 2022
1,150,000	1.00	September 3, 2022
10,248,749	$1.25

During the period ended January 31, 2020, a total of 1,400,293 warrants with a weighted average exercise price of C$2.50 expired unexercised.

RISE GOLD CORP.
(An Exploration Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED JANUARY 31, 2020
(Expressed in United States Dollars)
(Unaudited)

10.	CAPITAL STOCK AND ADDITIONAL PAID-IN-CAPITAL (continued)

Warrants (continued)

Warrant transactions are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price ($C)
Balance, July 31, 2018	8,394,882	$2.70
Warrants issued	3,278,030	1.2
Warrants expired	(3,476,388)	4.00
Balance, July 31, 2019	8,196,524	$1.57
Warrants issued	3,452,518	1.00
Warrants expired	(1,400,293)	(2.50)
Balance, January 31, 2020	10,248,749	$1.25

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

11.	SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

During the six-month periods ended January 31, 2020 and 2019, the Company had the following non-cash financing and investing activities:

For the six-month period ended January 31, 2020:

a)	The Company issued a total of 11,196 finder’s warrants entitling the holder to acquire one share at a price of $1.00 until August 19, 2022 with a fair value of $4,990. The following weighted average assumptions were used for the Black-Scholes pricing model valuation of these warrants: Risk-free interest rate – 1.52%; expected volatility – 123.27%; share price of C$0.85 and strike price - C$1.00; expected life of warrants – 3 years.

For the six-month period ended January 31, 2019:

b)	The Company issued 87,500 share purchase warrants valued at $37,630 (discount rate – 1.65%, volatility – 139.09%, expected life – 2 years, dividend yield – 0%) as a finder’s fee to Southern Arc which will be exercisable into one share of common stock at a price of $1.00 (C$1.30) until October 16, 2020.

12.	SEGMENTED INFORMATION

A reporting segment is defined as a component of the Company that:

-	Engages in business activities from which it may earn revenues and incur expenses;
-	Operating results are reviewed regularly by the entity’s chief operating decision maker; and
-	Discrete financial information is available

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

On December 16, 2019, the Company completed a share consolidation of the authorized and outstanding capital stock on the basis of 10 pre-consolidation common stocks for one new post-consolidated common stock. All current and comparative references to the number of common stocks, stock options, warrants and loss per share reflect this share consolidation.

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

Business Development

Developments in our Company’s business during the July 31, 2019 fiscal year and the six month period ended January 31, 2020 include the following:

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

On October 16, 2018, the Company completed a strategic initial investment in a financing of $1,352,605 (C$1,750,000) by issuing 1,750,000 units to Meridian Jerritt Canyon Corp. (“Meridian”), a wholly owned subsidiary of Yamana Gold Inc. (“Yamana”). Each unit issued at a price of $0.80 (C$1.00) consists of one share of common stock and one-half of one share purchase warrant where each whole warrant is exercisable into one common stock at a price of $1.00 (C$1.30) until October 16, 2020. As a result of the investment, the investor owned approximately 12.6% of the Company’s issued and outstanding shares on a non-diluted basis. In conjunction with the investment, the Company issued 87,500 share purchase warrants valued at $37,630 (discount rate – 1.65%, volatility – 139.09%, expected life – 2 years, dividend yield – 0%) as a finder’s fee to Southern Arc Minerals Inc. (“Southern Arc”), which will be exercisable into one share of common stock at a price of $1.00 (C$1.30) until October 16, 2020.

On November 5, 2018, the Company raised $572,694 (C$750,000) through the sale of 750,000 units at $0.80 (C$1.00) per unit where each unit consists of one share of common stock and one half of one share purchase warrant where each whole warrant is exercisable into one share of common stock at a price of $1.00 (C$1.30) until November 5, 2020. All 750,000 units issued in the final tranche were acquired by Southern Arc.

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

On August 19, 2019, the Company completed the second tranche of a non-brokered private placement for a total of $2,412,281 (C$3,207,850) through the sale of 4,582,644 units at a price of $0.53 (C$0.70) per unit where each unit consists of one share of common stock and one-half of one share purchase warrant. Each whole warrant is exercisable into one share of common stock at a price of $0.80 (C$1.00) until August 19, 2022. The Company has paid finders’ fees and associated legal fees of $8,710 and issued a total of 11,196 finder’s warrants with a value of $4,990 entitling the holder to acquire one share at a price of $0.80 (C$1.00) until August 19, 2022. The following weighted average assumptions were used for the Black-Scholes pricing model valuation of these warrants: Risk-free interest rate – 1.52%; expected volatility – 123.27%; share price of C$0.85 and strike price - C$1.00; expected life of warrants – 3 years.

Plan of Operations

As at January 31, 2020, the Company had a cash balance of $1,626,571, compared to a cash balance of $214,158 as of July 31, 2019.

Our plan of operations for the next 12 months is to continue the Use Permit process in Nevada County California, to re-open the Idaho-Maryland gold mine at the I-M Mine Property.

The Company submitted the application for a Use Permit to Nevada County on November 21st 2019 and the timeline from application to land use approval is expected to range from 12-18 months from the application date. The Company’s current estimate of approval therefore ranges between the dates November 21st 2020 – May 21st 2021.

The Company has continues engineering work to support an application for a Use Permit from Nevada County to allow the following activities:

1.	Dewatering of the underground mine workings.

2.	Underground exploration drilling.

3.	Full commercial mining with onsite mineral processing at the historic throughput of 1,000 tons per day the Company has completed an exploration drilling program on the I-M Mine Property in June of 2019.

Up to January 31, 2020, the Company has completed seventeen drill holes totaling approximately 20,584 meters.

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

The timeline from application to land use approval is expected to range from 12-18 months from the application date of November 21st 2019.  Construction and operational permits would follow as needed.

The Company believes its drilling program has been successful but cautions investors no current mineral resources or mineral reserves have been defined. The Company’s submission of an application for a Use Permit from Nevada County requires information regarding planned throughput and material quantities. The Company cautions investors that no technical report has been filed to support that this rate of production can be achieved. The Company has not completed a feasibility study to establish mineral reserves and therefore has not demonstrated economic viability of the IM Mine. The Company has not made a production decision for the IM Mine.

Results of Operations

For the Periods Ended January 31, 2020 and 2019

The Company’s operating results for the periods ended January 31, 2020 and 2019 are summarized as follows:

	Three months ended January 31, 2020	Three months ended January 31, 2019 Recast (Note 2)	Six months ended January 31, 2020	Six months ended January 31, 2019 Recast (Note 2)

EXPENSES
Consulting	$22,789	$1,028	$45,456	$20,830
Directors’ fees	25,344	15,294	44,500	30,302
Filing and regulatory	12,620	4,174	27,270	14,880
Accretion expense	47,222	-	47,222	-
Foreign exchange (gain) loss	(7,271)	34,845	39,502	3,037
General and administrative	191,985	162,924	244,922	208,582
Geological, mineral, and prospect costs	329,102	701,122	679,225	1,478,581
Interest expense	30,244	4,806	45,874	10,320
Professional fees	65,879	85,705	153,539	218,700
Promotion and shareholder communication	22,277	80,908	70,334	215,008
Share-based compensation	-	133,557	331,966	133,557
Salaries	38,640	35,474	77,225	70,013
Loss before other items	$778,831	$1,259,837	$1,807,035	$2,403,810
Loss on fair value adjustment on warrant derivative	332,484	-	2,076,663	-
Gain on settlement of equipment loan	(19,924)	-	(19,924)	-
Other income	(75,585)	-	(150,585)	-
Net loss for the period	$1,015,806	$1,259,837	$3,713,189	$2,403,810
Foreign exchange translation adjustment arising from change in functional currency	$-	$-	$(11,734)	$-
Net comprehensive loss for the period	$1,015,806	$1,259,837	$3,701,455	$2,403,810
Basic and diluted loss per common share	$(0.05)	$(0.10)	$(0.17)	$(0.20)
Weighted average number of common shares outstanding (basic and diluted)	22,045,965	12,116,461	21,572,757	12,116,461

Liquidity and Capital Resources

Working Capital

	At January 31, 2020	At July 31, 2019	At July 31, 2018
Current Assets	$1,779,449	$415,227	$475,851
Current Liabilities	$276,299	$923,152	$672,903
Working Capital	$1,503,150	$(507,925)	$(197,052)

Cash Flows

	For the six month period ended January 31, 2020	For the six month period ended January 31, 2019
Net Cash used in Operating Activities	$(1,603,191)	$(2,013,380)
Net Cash used in Investing Activities	$-	$(96,585)
Net Cash provided by Financing Activities	$3,015,604	$2,106,143
Net Increase (decrease) in Cash During the Period	$1,412,413	$(3,822)

As of January 31, 2020, the Company had $1,626,571 in cash, $1,779,449 in current assets, $6,541,156 in total assets, $276,299 in current liabilities and $2,706,384 in non-current liabilities, a working capital of $1,503,150 and an accumulated deficit of $16,537,782.

During the six-month period ended January 31, 2020, the Company used $1,603,191 (2019 - $2,013,379) in net cash on operating activities. The difference in net cash used in operating activities during the two periods was largely due to the lower level of drilling and exploration activities during the period ended January 31, 2020.

The Company had no investing activities during the six-month periods ending January 31, 2020 (January 31, 2019 - $96,585 used to purchase equipment).

The Company received net cash of $3,015,604 (2019 – $2,106,142) from financing activities during the six-month period ended January 31, 2020.

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

As of the end of the period covered by this Report, management of the Company carried out an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on this evaluation, management concluded that the Company’s disclosure controls and procedures were not effective as of January 31, 2020 because a material weakness in internal control over financial reporting existed as of that date as a result of a lack of segregation of incompatible duties due to insufficient personnel.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the period ended January 31, 2020 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

By:	/s/ Benjamin Mossman
Benjamin Mossman, Chief Executive Officer

Date:	March 13, 2020