Form 10-Q
period 2020-04-30
Rise Gold Corp.
filed 2020-06-15
CIK 1424864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2020

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

Large accelerated filer ❑	Accelerated filer ❑
Non-accelerated filer ❑	Smaller reporting company ☒
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

As of June 15, 2020, the registrant had 22,045,965 shares of common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

The condensed consolidated interim financial statements of Rise Gold Corp. (“we”, “us”, “our”, the “Company”, or the “registrant”), a Nevada corporation, included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission. Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, the condensed consolidated interim financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company in the Company's Form 10-K for the fiscal year ended July 31, 2019.

1

RISE GOLD CORP.

(AN EXPLORATION STAGE COMPANY)

CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

PERIOD ENDED APRIL 30, 2020

2

RISE GOLD CORP.

(An Exploration Stage Company)

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

(Expressed in United States Dollars)

(Unaudited)

AS AT		Recast (Note 2)
	April 30, 2020	July 31, 2019
ASSETS
Current
Cash	$ 1,025,806	$ 214,158
Receivables	13,535	12,373
Prepaid expenses (Note 4)	121,404	188,696
Total current assets	1,160,745	415,227

Non-current
Mineral property interests (Note 5)	4,149,053	4,149,053
Equipment (Note 6)	607,056	624,346
Total assets	$ 5,916,854	$ 5,188,626

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current
Accounts payable and accrued liabilities	$ 198,744	$ 468,601
Payable to related parties (Note 8)	35,000	129,638
Advance (Note 5)	-	101,339
Equipment loan (Note 6)	-	223,574
Total current liabilities	233,744	923,152

Non-current
Loan payable (Note 9)	684,970	-
Warrant derivative (Note 10)	1,314,564	-
Total liabilities	2,233,278	923,152

Stockholders’ equity
Capital stock, $0.001 par value, 40,000,000 shares authorized;
22,045,965 (July 31, 2019 – 17,463,321) shares issued and outstanding (Note 11)	22,046	17,463
Additional paid-in capital (Note 11)	20,003,065	16,801,864
Shares subscribed	-	186,025
Cumulative translation adjustment	96,449	84,715
Deficit	(16,437,984)	(12,824,593)
Total stockholders' equity	3,683,576	4,265,474

Total liabilities and stockholders' equity	$ 5,916,854	$ 5,188,626

Nature and continuance of operations (Note 1)

Contingency (Note 7)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

RISE GOLD CORP.

(An Exploration Stage Company)

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)

(Expressed in United States Dollars)

(Unaudited)

	Three months ended April 30, 2020	Three months ended April 30, 2019 Recast (Note 2)	Nine months ended April 30, 2020	Nine months ended April 30, 2019 Recast (Note 2)
EXPENSES
Consulting	$ 21,742	$ 22,371	$ 67,198	$ 43,201
Directors' fees	19,667	14,698	64,167	45,000
Filing and regulatory	16,536	13,792	43,806	28,672
Accretion expense (Note 9)	28,333	-	75,555	-
Foreign exchange (gain) loss	(2,569)	26,510	36,933	29,547
General and administrative	113,774	29,412	358,696	237,994
Geological, mineral, and prospect costs (Note 5)	330,345	747,347	1,009,570	2,225,928
Interest expense (Note 6 and 9)	26,916	7,602	72,790	17,922
Professional fees	32,544	77,778	186,083	296,478
Promotion and shareholder communication	40,223	142,633	110,557	357,641
Share-based compensation (Note 11)	25,305	-	357,271	133,557
Salaries	36,139	12,671	113,364	82,684
Loss before other items	$ (688,955)	$ (1,094,814)	$ (2,495,990)	$ (3,498,624)
Gain (loss) on fair value adjustment on warrant derivative (Note 9)	762,099	-	(1,314,564)	-
Gain on settlement of equipment loan (Note 6)	-	-	19,924	-
Other income (Note 5)	26,654	-	177,239	-
Net income (loss) for the period	$ 99,798	$ (1,094,814)	$ (3,613,391)	$ (3,498,624)
Foreign exchange translation adjustment arising from change in functional currency	$ -	$ -	$ 11,734	$ -
Net comprehensive income (loss) for the period	$ 99,798	$ (1,094,814)	$ (3,601,657)	$ (3,498,624)
Basic and diluted income (loss) per common share	$ 0.00	$ (0.09)	$ (0.17)	$ (0.29)
Weighted average number of common shares outstanding (basic and diluted)	22,045,965	12,116,461	21,572,757	12,116,461

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

RISE GOLD CORP.

(An Exploration Stage Company)

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

(Expressed in United States Dollars)

(Unaudited)

		Recast (Note 2)
FOR THE NINE MONTHS ENDED APRIL 30,	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES
Loss for the period	$ (3,613,391)	$ (3,498,624)
Items not involving cash:
Depreciation	17,290	12,916
Interest expense	69,357	3,761
Share-based compensation	357,271	133,557
Accretion expense	60,555	-
Gain on settlement of equipment loan	(19,924)	-
Loss on fair value adjustment on warrant derivative	1,314,564	-
Unrealized loss (gain) on foreign exchange	11,734	(43,214)
Non-cash working capital item changes:
Receivables	(1,162)	5,128
Prepaid expenses	67,292	267,939
Advances	(101,339)	-
Accounts payables and accrued liabilities	(269,857)	14,877
Payable to related parties	(94,638)	-
Net cash used in operating activities	(2,202,248)	(3,103,660)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of equipment	-	(94,795)
Net cash used in investing activities	-	(94,795)

CASH FLOWS FROM FINANCING ACTIVITIES
Private placement, net of issuance costs	2,217,546	2,754,166
Loan	1,000,000	-
Conventible debenture	-	772,917
Repayment of equipment loan	(203,650)	(172,385)
Loan from related parties	-	(7,566)
Net cash provided by financing activities	3,013,896	3,347,132

Change in cash for the period	811,648	148,677
Cash, beginning of period	214,158	53,481
Cash, end of period	$ 1,025,806	$ 202,158

Supplemental disclosure with respect to cash flows (Note 12)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

RISE GOLD CORP.

(An Exploration Stage Company)

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF STOCKHOLDERS’ EQUITY

(Expressed in United States Dollars)

(Unaudited)

	Capital Stock		Additional Paid-in Capital		Cumulative Translation Adjustment
				Subscription Receivable
	Number	Amount				Deficit	Total
Recast (Note 2)
Balance as at July 31, 2018	11,610,598	$ 11,611	$ 12,601,183	$ -	$ (125,506)	$ (8,462,693)	$ 4,024,595
Shares issued for cash	2,238,438	2,238	1,651,037	-	-	-	1,653,275
Loss for the period	-	-	-	-	-	(1,143,973)	(1,143,973)
Balance as at October 31, 2018	13,849,036	$ 13,849	$ 14,252,220	$ -	$ (125,506)	$ (9,606,666)	$ 4,533,897
Shares issued for cash	750,000	750	571,944	-	-	-	572,694
Share-based compensation	-	-	133,557	-	-	-	133,557
Loss for the period	-	-	-	-	-	(1,259,837)	(1,259,837)
Balance as at January 31, 2019	14,599,036	$ 14,599	$ 14,957,721	$ -	$ (125,506)	$ (10,866,503)	$ 3,980,311
Shares issued for cash	1,827,472	1,827	1,295,438	-	-	-	1,297,265
Loss for the period	-	-	-	-	-	(1,094,814)	(1,094,814)
Balance as at April 30, 2019	16,426,508	$ 16,426	$ 16,253,159	$ -	$ (125,506)	$ (11,961,317)	4,182,762

Balance as at July 31, 2019	17,463,321	$ 17,463	$ 16,801,864	$ 186,025	$ 84,715	$ (12,824,593)	$ 4,265,474
Shares issued for cash	4,582,644	4,583	2,398,988	(186,025)	-	-	2,217,546
Share-based compensation	-	-	331,966	-	-	-	331,966
Warrants issued for financing expense	-	-	444,942	-	-	-	444,942
Loss for the period	-	-	-	-	-	(2,697,383)	(2,697,383)
Other comprehensive income	-	-	-	-	11,734	-	11,734
Balance as at October 31, 2019	22,045,965	$ 22,046	$ 19,977,760	$ -	$ 96,449	$ (15,521,976)	$ 4,574,279
Loss for the period		-	-	-	-	(1,015,806)	(1,015,806)
Balance as at January 31, 2020	22,045,965	$ 22,046	$ 19,977,760	$ -	$ 96,449	$ (16,537,782)	$ 3,558,473
Share-based compensation	-	-	25,305	-	-	-	25,305
Income for the period	-	-	-	-	-	99,798	99,798
Balance as at April 30, 2020	22,045,965	$ 22,046	$ 20,003,065	$ -	$ 96,449	$ (16,437,984)	$ 3,683,576

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

RISE GOLD CORP.

(An Exploration Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED APRIL 30, 2020

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

On December 16, 2019, the Company completed a share consolidation of the authorized and outstanding capital stock on the basis of 10 pre-consolidation shares of common stock for one new post-consolidated share of common stock. All current and comparative references to the number of shares of common stock, stock options, warrants and loss per share reflect this share consolidation.

On February 16, 2015, the Company increased its authorized capital from 2,100,000 shares to 40,000,000 shares.

On January 29, 2016, the Company completed an initial public offering in Canada and began trading on the Canadian Securities Exchange (“CSE”) on February 1, 2016. On November 28, 2017, the Company ceased trading on the OTC Pink Market and began trading on the OTCQB Venture Market.  On May 11, 2020, the Company qualified to trade on OTCQX Best Market.

The Company is in the early stages of exploration and, as is common with any exploration company, it raises financing for its acquisition activities. The accompanying condensed consolidated interim financial statements have been prepared on the going concern basis, which presumes that the Company will continue operations for the foreseeable future and will be able to realize assets and discharge liabilities in the normal course of business. The Company has incurred a loss of $3,613,391 for the nine-month period ended April 30, 2020 and has accumulated a deficit of $16,437,984. The ability of the Company to continue as a going concern is dependent on the Company’s ability to maintain continued support from its shareholders and creditors and to raise additional capital and implement its business plan. There is no assurance that the Company will be able to obtain adequate financing in the future or that such financing will be on terms advantageous to the Company. However, management believes that the Company has sufficient working capital to meet its projected minimum financial obligations for the next fiscal year. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

During the period ended April 30, 2020, the novel coronavirus outbreak (“COVID-19”) was declared a pandemic by the World Health Organization. The situation is dynamic and the ultimate duration and magnitude of the impact on the economy and the Company’s business are not known at this time. These impacts could include an impact on the Company’s ability to obtain debt and equity financing to fund ongoing exploration activities as well as its ability to explore and conduct business. These consolidated financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.

At April 30, 2020, the Company had working capital of $927,001.

RISE GOLD CORP.

(An Exploration Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED APRIL 30, 2020

(Expressed in United States Dollars)

(Unaudited)

2.

BASIS OF PREPARATION

Generally Accepted Accounting Principles

The accompanying unaudited condensed consolidated interim financial statements have been prepared in conformity with generally accepted accounting principles of the United States of America (“US GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) for financial information with the instructions to Form 10-Q and Regulation S-K. Results are not necessarily indicative of results which may be achieved in the future.  The unaudited condensed consolidated interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the audited financial statements and notes thereto, together with Management’s Discussion and Analysis, for the year ended July 31, 2019. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such SEC rules and regulations. The operating results for the nine months ended April 30, 2020 are not necessarily indicative of the results that may be expected for the year ended July 31, 2020.

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

FOR THE PERIOD ENDED APRIL 30, 2020

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

Recently Adopted and Recently Issued Accounting Standards

On February 25, 2016, the FASB issued ASU No. 2016-02, “Leases”. This ASU applies to public companies beginning January 1, 2019 and affects the requirement that lessees account for all leases – both operating and finance – on the balance sheet while recognizing both an asset for the right to use the leased asset and an obligation to make lease payments over the lease term. The Company assessed its leases and determined that it did not have any leases extending over the period of 12 months which resulted in the standard not having any significant impact on its consolidated financial statements.

Other than the above, the Company has determined that other significant newly issued accounting pronouncements are either not applicable to the Company’s business or that no material effect is expected on the financial statements as a result of future adoption.

RISE GOLD CORP.

(An Exploration Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED APRIL 30, 2020

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

Based on the above hierarchy, cash is considered level 1 and the warrant derivative liability is considered level 2 as the fair value of the warrant derivative liability is calculated using the Black-Sholes pricing model.

RISE GOLD CORP.

(An Exploration Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED APRIL 30, 2020

(Expressed in United States Dollars)

(Unaudited)

4.

PREPAID EXPENSES

	April 30, 2020	July 31, 2019
		Recast (Note 2)
Promotion and shareholder communication	$ 6,202	$ 39,600
Rent	-	6,649
Insurance	8,876	33,538
Deposits	105,952	108,531
Other	374	378
	$ 121,404	$ 188,696

5.

MINERAL PROPERTY INTERESTS

The Company’s mineral properties balance consists of:

Recast (Note 2)	Idaho-Maryland, California

Balance, July 31, 2018, July 31, 2019 and April 30, 2020	$ 4,149,053

Title to mineral properties

Title to mineral properties involves certain inherent risks due to the difficulties of determining the validity of certain mineral titles as well as the potential for problems arising from the frequently ambiguous conveying history characteristic of many mineral properties. As at April 30, 2020, the Company holds title to the Idaho-Maryland Gold Mine Property.

As of April 30, 2020, based on management’s review of the carrying value of mineral rights, management determined that there is no evidence that the cost of these acquired mineral rights will not be fully recovered and accordingly, the Company determined that no adjustment to the carrying value of mineral rights was required. As of the date of these consolidated financial statements, the Company has not established any proven or probable reserves on its mineral properties and has incurred only acquisition and exploration costs.

Idaho-Maryland Gold Mine Property, California

On August 30, 2016, the Company entered into an option agreement with three parties to purchase a 100% interest in and to the Idaho-Maryland Gold Mine property located near Grass Valley, California, United States. Pursuant to the option agreement, in order to exercise the option, the Company was required to pay $2,000,000 by November 30, 2016.  Upon execution of the option agreement, the Company paid the vendors a non-refundable cash deposit in the amount of $25,000, which would be credited against the purchase price of $2,000,000 upon exercise of the option. On November 30, 2016, the Company negotiated an extension on the closing date of the option agreement to December 26, 2016, in return for a cash payment of $25,000, which would be credited against the purchase price of $2,000,000 upon exercise of the option. On December 28, 2016, the Company negotiated a further no-cost extension of the closing date of the option agreement to April 30, 2017. On January 25, 2017, the Company exercised the option by paying $1,950,000 and acquired a 100% interest in the Idaho-Maryland Gold Mine property.

RISE GOLD CORP.

(An Exploration Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED APRIL 30, 2020

(Expressed in United States Dollars)

(Unaudited)

5.

MINERAL PROPERTY INTERESTS (continued)

Idaho-Maryland Gold Mine Property, California (continued)

In connection with the option agreement, the Company agreed to pay a cash commission of $140,000 equal to 7% of the purchase price of $2,000,000. The commission was settled on January 25, 2017 through the issuance of 92,000 units valued at C$2.00 per unit. Each unit consisted of one share of common stock and one transferable share purchase warrant exercisable into one share of common stock at a price of C$4.00 for a period of two years from the date of issuance. The Company also incurred additional transaction costs of $109,053, which have been included in the carrying value of the Idaho-Maryland Gold Mine.

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

On June 13, 2019, the Company received $150,000 from a third party as a prepayment to use the Company’s property for a period of six months. On December 13, 2019, the third party paid an additional $75,000 to continue using the Company’s property for another three months. As at April 30, 2020, $225,000 has been recognized as other income ($175,000 during the nine months ended April 30, 2020 and $50,000 during the year ended July 31, 2019) with the balance of $Nil (July 31, 2019 - $101,339) remaining as an advance.

As at April 30, 2020, the Company has incurred cumulative exploration expenditures of $5,760,181 on the Idaho-Maryland Gold Mine property as follows:

	Nine months ended April 30, 2020	Year ended July 31, 2019 Recast (Note 2)

Idaho-Maryland Gold Mine expenditures:
Opening balance	$ 4,750,611	$ 1,901,276

Consulting	890,617	536,217
Engineering	31,675	-
Exploration	(125,938)	1,650,633
Rent	50,914	93,832
Supplies	8,569	151,564
Sampling	110,860	237,162
Logistics	25,583	161,198
Depreciation	17,290	18,729
Total expenditures for the period	1,009,570	2,849,335

Closing balance	$ 5,760,181	$ 4,750,611

RISE GOLD CORP.

(An Exploration Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED APRIL 30, 2020

(Expressed in United States Dollars)

(Unaudited)

6.

EQUIPMENT AND EQUIPMENT LOAN

Cost	Drilling equipment
At July 31, 2018 (Recast - Note 2)	$ 550,052
Purchases	94,795
At July 31, 2019 (Recast - Note 2)	$ 644,847
At April 30, 2020	$ 644,847

Accumulated depreciation
At July 31, 2018 (Recast - Note 2)	$ 1,772
Depreciation	18,729
At July 31, 2019 (Recast - Note 2)	$ 20,501
Depreciation	17,290
At April 30, 2020	$ 37,791

Total carrying value, July 31, 2019 (Recast - Note 2)	$ 624,346
Total carrying value, April 30, 2020	$ 607,056

During the year ended July 31, 2018, the Company recorded an equipment loan of $495,481 in connection with two diamond core drilling rigs purchased. As at July 31, 2019, the outstanding balance on this loan was $223,574.

Pursuant to an agreement with the lender, the Company completed the purchase of the drilling equipment by making a lump sum payment which was due on or before December 1, 2019. Early settlement of the equipment loan resulted in a gain on settlement of equipment loan of $19,924.

RISE GOLD CORP.

(An Exploration Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED APRIL 30, 2020

(Expressed in United States Dollars)

(Unaudited)

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

8.

RELATED PARTY TRANSACTIONS

Key management personnel consist of the Chief Executive Officer, Chief Financial Officer, and the directors of the Company.  The remuneration of the key management personnel is as follows:

a)

Salaries of $101,250 (2019 - $101,250) to the CEO of the Company.

b)

Directors fees of $64,167 (2019 - $45,000) to directors of the Company. As at April 30, 2020, $35,000 of these director fees is included in payables to related parties. As at July 31, 2019, the Company owed $129,638 to related parties.

c)

During the period ended April 30, 2020, the Company paid $100,799 (2019 - $20,830) in professional and consulting fees to a company controlled by a director of the Company.

d)

Share-based compensation of $326,393 (2019 - $133,557) for options granted during the period ended April 30, 2020.

e)

Consulting fees of $Nil (2019 - $15,391) to the former CFO of the Company.

RISE GOLD CORP.

(An Exploration Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED APRIL 30, 2020

(Expressed in United States Dollars)

(Unaudited)

9.

LOAN PAYABLE

On September 3, 2019, the Company completed a debt financing for $1,000,000. This loan has a term of 4 years and an interest rate of 10% compounded monthly for the first two years increasing to 20% in year 3 and to 25% in year 4. Interest will accrue and be paid along with the principal upon the maturity date. The lender received 1,150,000 bonus share purchase warrants as additional consideration for advancing the loan. The fair value of these warrants was determined to be $444,942 which was netted against the loan payable balance along with $15,000 paid to the lender for a total of $459,942 in other issuance costs. Each warrant entitles the holder to acquire one share of common stock at an exercise price of $0.80 (C$1.00) for a period of three years from the date of issuance. This loan may be repaid prior to the maturity date, in whole or in part, provided that all accrued interest is paid. In addition, if total interest payments are less than $200,000, the difference will be paid to the Lender as prepayment compensation. The Loan is secured against the assets of the Company and its subsidiary. As at April 30, 2020, the balance of this loan including accrued interest of $69,357 is $684,970.

Loan Payable
Balance, July 31, 2019	$ -
Proceeds	1,000,000
Issuance costs	(459,942)
Interest expense	69,357
Accretion expense	75,555
Balance, April 30, 2020	$ 684,970

RISE GOLD CORP.

(An Exploration Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED APRIL 30, 2020

(Expressed in United States Dollars)

(Unaudited)

10.

WARRANT DERIVATIVE

The exercise price of the Company’s share purchase warrants is fixed in Canadian dollars and the functional currency of the Company is the US dollar. These warrants are considered to be a derivative as a variable amount of cash in the Company’s functional currency will be received on exercise of the warrants. Accordingly, the share purchase warrants issued as part of past financings, are classified and accounted for as warrant derivative.

Share purchase warrants with a compensatory nature are not included in this calculation.

The following table shows a continuity of the Company’s fair value of warrant derivative:

	Warrant derivative	Number of warrants accounted for as derivative liability
Balance, August 1, 2019	$ 1,604,768	8,049,428
Addition	859,103	2,291,322
Expiry	(9,010)	(1,362,748)
Fair value adjustment	(1,140,297)	-
Balance, April 30, 2020	$ 1,314,564	8,978,002

As the initial recognition as well as the revaluation of these warrants both took place within the nine-month period ended April 30, 2020, the Company recorded a loss on fair value adjustment on warrant derivative of $1,314,564 during the period (April 30, 2019 - $Nil).

The following weighted average assumptions were used for the Black-Scholes pricing model valuation of warrants as at April 30, 2020 and August 1, 2019:

	April 30, 2020	August 1, 2019

Risk-free interest rate	1.52%	1.52%
Expected life of warrants	0.46 to 2.30 years	0.16 to 2.93 years
Expected annualized volatility	101.0% to 121.2%	115.6% to 127.5%
Dividend	Nil	Nil
Forfeiture rate	0%	0%

RISE GOLD CORP.

(An Exploration Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED APRIL 30, 2020

(Expressed in United States Dollars)

(Unaudited)

11.

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

On October 16, 2018, the Company completed a strategic initial investment in a financing of $1,352,606 (C$1,750,000) by issuing 1,750,000 units to Meridian Jerritt Canyon Corp. (“Meridian”), a wholly owned subsidiary of Yamana Gold Inc. (“Yamana”). Each unit issued at a price of $0.80 (C$1.00) consists of one share of common stock and one-half of one share purchase warrant where each whole warrant is exercisable into one share of common stock at a price of $1.00 (C$1.30) until October 16, 2020. As a result of the investment, the investor owned approximately 12.6% of the Company’s issued and outstanding shares on a non-diluted basis. In conjunction with the investment, the Company issued 87,500 share purchase warrants valued at $37,630 (discount rate – 1.65%, volatility – 139.09%, expected life – 2 years, dividend yield – 0%) as a finder’s fee to Southern Arc Minerals Inc. (“Southern Arc”), which will be exercisable into one share of common stock at a price of $1.00 (C$1.30) until October 16, 2020.

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

FOR THE PERIOD ENDED APRIL 30, 2020

(Expressed in United States Dollars)

(Unaudited)

11.

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

On August 21, 2019, the Company granted 751,284 stock options with a fair value of $331,966 to employees and directors of the Company pursuant to the terms of the Company’s Stock Option Plan. The options are exercisable at $0.50 (C$0.70) per share for a period of five years and expire on August 21, 2024.

On March 17, 2020, the Company granted 75,000 stock options with a fair value of $25,305 to a consultant of the Company pursuant to the terms of the Company’s Stock Option Plan. The options are exercisable at $0.35 (C$0.50) per share for a period of three years and expire on March 17, 2023.

During the period ended April 30, 2020, the Company recorded $357,271 in share-based compensation (April 30, 2019- $133,557).

The following incentive stock options were outstanding and exercisable at April 30, 2020:

Number of Options	Weighted Average Exercise Price ($C)	Expiry Date

110,000	$1.50	March 22, 2021
58,660	2.00	August 8, 2021
214,254	2.40	December 27, 2021
75,000	0.50	March 17, 2023
613,100	1.20	April 19, 2023
280,000	1.00	November 30, 2023
751,284	0.70	August 21, 2024
2,102,298	$1.13

RISE GOLD CORP.

(An Exploration Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED APRIL 30, 2020

(Expressed in United States Dollars)

(Unaudited)

11.

CAPITAL STOCK AND ADDITIONAL PAID-IN-CAPITAL (continued)

Stock Options (continued)

Stock option transactions are summarized as follows:

	Number of Options	Weighted Average Exercise Price ($C)	Aggregate Intrinsic Value
Balance outstanding and exercisable, July 31, 2018	1,161,014	$ 1.70	$ Nil
Options granted	290,000	1.00	Nil
Balance outstanding and exercisable, July 31, 2019	1,451,014	1.54	Nil
Options granted	826,284	0.68	Nil
Options expired	(175,000)	2.44	Nil
Balance outstanding and exercisable, April 30, 2020	2,102,298	$ 1.13	$ Nil

The following weighted average assumptions were used for the Black-Scholes pricing model valuation of stock options issued during the period ended April 30, 2020 and year ended July 31, 2019:

	April 30, 2020	July 31, 2019

Risk-free interest rate	1.52%	2.12%
Expected life of stock options	4.81 years	5.0 years
Expected annualized volatility	122.72%	136.38%
Dividend	Nil	Nil
Forfeiture rate	0%	0%

Warrants

The following warrants were outstanding at April 30, 2020:

Number of Warrants	Weighted Average Exercise Price ($C)	Expiry Date

3,516,100	1.50	April 18, 2021
288,125	1.20	August 30, 2021
200,313	1.20	September 17, 2021
962,500	1.30	October 16, 2020
375,000	1.30	November 5, 2020
933,686	1.30	March 1, 2021
518,407	1.00	July 3, 2022
2,302,518	1.00	August 19, 2022
1,150,000	1.00	September 3, 2022
10,246,649	$ 1.25

During the period ended April 30, 2020, a total of 1,402,393 warrants with a weighted average exercise price of C$2.50 expired unexercised.

RISE GOLD CORP.

(An Exploration Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED APRIL 30, 2020

(Expressed in United States Dollars)

(Unaudited)

11.

CAPITAL STOCK AND ADDITIONAL PAID-IN-CAPITAL (continued)

Warrants (continued)

Warrant transactions are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price ($C)
Balance, July 31, 2018	8,394,882	$ 2.70
Warrants issued	3,278,030	1.2
Warrants expired	(3,476,388)	4.00
Balance, July 31, 2019	8,196,524	$1.57
Warrants issued	3,452,518	1.00
Warrants expired	(1,402,393)	(2.50)
Balance, April 30, 2020	10,246,649	$ 1.25

Share-Based Payments

The Company has a stock option plan under which it is authorized to grant options to executive officers and directors, employees and consultants enabling them to acquire up to 10% of the issued and outstanding common stock of the Company. Under the plan, the exercise price of each option equals the market price of the Company’s stock, less any applicable discount, as calculated on the date of grant. The options can be granted for a maximum term of 5 years with vesting determined by the board of directors.

12.

SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

During the nine-month periods ended April 30, 2020 and 2019, the Company had the following non-cash financing and investing activities:

For the nine-month period ended April 30, 2020:

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

For the nine-month period ended April 30, 2019:

b)

The Company issued 107,450 share purchase warrants valued at $37,630 (discount rate – 1.65%, volatility – 139.09%, expected life – 2 years, dividend yield – 0%) as a finder’s fee to Southern Arc which will be exercisable into one share of common stock at a price of $1.00 (C$1.30) until October 16, 2020.

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

On December 16, 2019, the Company completed a share consolidation of the authorized and outstanding capital stock on the basis of 10 pre-consolidation shares of common stock for one new post-consolidated share of common stock. All current and comparative references to the number of shares of common stock, stock options, warrants and loss per share reflect this share consolidation.

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

Business Development

Developments in our Company’s business during the July 31, 2019 fiscal year and the nine-month period ended April 30, 2020 include the following:

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

On October 16, 2018, the Company completed a strategic initial investment in a financing of $1,352,606 (C$1,750,000) by issuing 1,750,000 units to Meridian Jerritt Canyon Corp. (“Meridian”), a wholly owned subsidiary of Yamana Gold Inc. (“Yamana”). Each unit issued at a price of $0.80 (C$1.00) consists of one share of common stock and one-half of one share purchase warrant where each whole warrant is exercisable into one share of common stock at a price of $1.00 (C$1.30) until October 16, 2020. As a result of the investment, the investor owned approximately 12.6% of the Company’s issued and outstanding shares on a non-diluted basis. In conjunction with the investment, the Company issued 87,500 share purchase warrants valued at $37,630 (discount rate – 1.65%, volatility – 139.09%, expected life – 2 years, dividend yield – 0%) as a finder’s fee to Southern Arc Minerals Inc. (“Southern Arc”), which will be exercisable into one share of common stock at a price of $1.00 (C$1.30) until October 16, 2020.

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

Plan of Operations

As at April 30, 2020, the Company had a cash balance of $1,025,806, compared to a cash balance of $214,158 as of July 31, 2019.

Our plan of operations for the next 12 months is to continue the Use Permit process in Nevada County California, to re-open the Idaho-Maryland gold mine at the I-M Mine Property.

The Company submitted the application for a Use Permit to Nevada County on November 21st 2019. On April 28th, 2020, with a vote of 5-0, the Nevada County (“County”) Board of Supervisors approved the contract for Raney Planning & Management Inc. (“Raney”) to prepare the Environmental Impact Report (“EIR”) and conduct contract planning services on behalf of the County for the proposed Idaho-Maryland Mine Project. Raney will begin work immediately to review the technical studies submitted by Rise with the Use Permit application and initiate preparation of the Draft Environmental Impact Report (“Draft EIR”). A general outline of remaining milestones in the process to approval of the permit is outlined as follows:

1) County planning staff and Raney prepare a Draft EIR which includes holding a public scoping meeting and public comments on which issues should be covered by the EIR;

2) Draft EIR is published for public comment;

3) Raney publishes a Final EIR which includes responses to public comments on the Draft EIR; and

4) County decisionmakers review the Final EIR, certify the environmental document and consider approval of the Use Permit and Reclamation Plan at a public hearing.

The Company’s original estimate of the remaining timeline to approval ranges from December 2020 to May 2021. Ancillary construction and operational permits would follow as needed.

Project Design

The Use Permit application proposes underground mining to recommence at an average throughput of 1,000 tons per day. The existing Brunswick Shaft, which extends to ~3,400 feet depth below surface, would be used as the primary rock conveyance from the IM Mine. A second service shaft would be constructed by raising from underground to provide for the conveyance of personnel, materials, and equipment. Gold processing would be done by gravity and flotation to produce gravity and flotation gold concentrates. Processing equipment and operations would be fully enclosed in attractive modern buildings and numerous mature trees located on the perimeter of the Brunswick site would be retained to provide visual shielding of aboveground project facilities and operations.

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

Results of Operations

For the Periods Ended April 30, 2020 and 2019

The Company’s operating results for the periods ended April 30, 2020 and 2019 are summarized as follows:

	Three months ended April 30, 2020	Three months ended April 30, 2019 Recast (Note 2)	Nine months ended April 30, 2020	Nine months ended April 30, 2019 Recast (Note 2)
EXPENSES
Consulting	$ 21,742	$ 22,371	$ 67,198	$ 43,201
Directors' fees	19,667	14,698	64,167	45,000
Filing and regulatory	16,536	13,792	43,806	28,672
Accretion expense	28,333	-	75,555	-
Foreign exchange (gain) loss	(2,569)	26,510	36,933	29,547
General and administrative	113,774	29,412	358,696	237,994
Geological, mineral, and prospect costs	330,345	747,347	1,009,570	2,225,928
Interest expense	26,916	7,602	72,790	17,922
Professional fees	32,544	77,778	186,083	296,478
Promotion and shareholder communication	40,223	142,633	110,557	357,641
Share-based compensation	25,305	-	357,271	133,557
Salaries	36,139	12,671	113,364	82,684
Loss before other items	$ (688,955)	$(1,094,814)	$(2,495,990)	$(3,498,624)
Gain (loss) on fair value adjustment on warrant derivative	762,099	-	(1,314,564)	-
Gain on settlement of equipment loan	-	-	19,924	-
Other income	26,654	-	177,239	-
Net income (loss) for the period	$ 99,798	$(1,094,814)	$(3,613,391)	$(3,498,624)
Foreign exchange translation adjustment arising from change in functional currency	$ -	$ -	$ 11,734	$ -
Net comprehensive income (loss) for the period	$ 99,798	$(1,094,814)	$(3,601,657)	$(3,498,624)
Basic and diluted income (loss) per common share	$ 0.00	$ (0.09)	$ (0.17)	$ (0.29)
Weighted average number of common shares outstanding (basic and diluted)	22,045,965	12,116,461	21,572,757	12,116,461

Liquidity and Capital Resources

Working Capital

	At April 30, 2020	At July 31, 2019	At July 31, 2018
Current Assets	$1,160,745	$415,227	$475,851
Current Liabilities	$233,744	$923,152	$672,903
Working Capital	$927,001	$(507,925)	$(197,052)

Cash Flows

	For the nine month period ended April 30, 2020	For the nine month period ended April 30, 2019
Net Cash used in Operating Activities	$(2,202,248)	$3,103,660)
Net Cash used in Investing Activities	$-	$(94,795)
Net Cash provided by Financing Activities	$3,013,896	$3,347,132
Net Increase in Cash During the Period	$811,648	$148,677

As of April 30, 2020, the Company had $1,025,806 in cash, $1,160,745 in current assets, $5,916,854 in total assets, $233,744 in current liabilities and $1,999,534 in non-current liabilities, a working capital of $927,001 and an accumulated deficit of $16,437,984.

During the nine-month period ended April 30, 2020, the Company used $2,202,248 (2019 - $3,103,660) in net cash on operating activities. The difference in net cash used in operating activities during the two periods was largely due to the lower level of drilling and exploration activities during the period ended April 30, 2020.

The Company had no investing activities during the nine-month period ended April 30, 2020 (2019 - $94,795 used to purchase equipment).

The Company received net cash of $3,013,896 (2019 – $3,347,132) from financing activities during the nine-month period ended April 30, 2020.

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

During the period ended April 30, 2020, the novel coronavirus outbreak (“COVID-19”) was declared a pandemic by the World Health Organization. The situation is dynamic and the ultimate duration and magnitude of the impact on the economy and the Company’s business are not known at this time. These impacts could include an impact on the Company’s ability to obtain debt and equity financing to fund ongoing exploration activities as well as its ability to explore and conduct business. These consolidated financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.

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

As of the end of the period covered by this Report, management of the Company carried out an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on this evaluation, management concluded that the Company’s disclosure controls and procedures were not effective as of April 30, 2020 because a material weakness in internal control over financial reporting existed as of that date as a result of a lack of segregation of incompatible duties due to insufficient personnel.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the period ended April 30, 2020 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

By:	/s/ Benjamin Mossman
Benjamin Mossman, Chief Executive Officer
Date:	June 15, 2020