Form 10-K
period 2020-07-31
Rise Gold Corp.
filed 2020-10-29
CIK 1424864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________________

FORM 10-K

____________________________

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2020

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
Accelerated filer ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $8,480,362

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of October 27, 2020, the registrant had 26,770,298 shares of common stock issued and outstanding.

Table of Contents

ItemPage

PART I

Item 1.Business4

Item 1A. Risk Factors33

Item 1B.Unresolved Staff Comments 33

Item 2.Properties33

Item 3.Legal Proceedings33

Item 4.Mine Safety Disclosures34

PART II

Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer

Purchases of Equity Securities34

Item 6.Selected Financial Data37

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of

Operations37

Item 7A.Quantitative and Qualitative Disclosures About Market Risk39

Item 8.Financial Statements and Supplementary Data41

Item 9.Changes in and Disagreements With Accountants on Accounting and Financial

Disclosure64

Item 9A.Controls and Procedures64

Item 9B.Other Information 65

PART III

Item 10.Directors, Executive Officers and Corporate Governance65

Item 11.Executive Compensation68

Item 12.Security Ownership of Certain Beneficial Owners and Management and

Related Stockholder Matters71

Item 13. Certain Relationships and Related Transactions and Director Independence74

Item 14. Principal Accounting Fees and Services 75

PART IV

Item 15.Exhibits, Financial Statement Schedules75

SIGNATURES78

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

CURRENCY

In this Report, unless otherwise indicated, all dollar amounts are expressed in U.S. dollars and references to $ are to U.S. dollars.

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

On April 9, 2015, we increased our authorized capital from 21,000,000 to 400,000,000 shares of common stock. On December 16, 2019, as a result of a 1 to 10 reverse split, authorized capital was reduced to 40,000,000. On September 18, 2020, the shareholders approved an increase to authorize capital to 400,000,000 shares.

On March 29, 2017, we completed another merger with our wholly owned subsidiary, Rise Gold Corp., and formally assumed the subsidiary’s name by filing Articles of Merger with the Nevada Secretary of State. The subsidiary was incorporated entirely for the purpose of effecting the name change and the merger did not affect our Articles of Incorporation or corporate structure in any other way.

We currently have one wholly owned subsidiary, Rise Grass Valley, Inc., which holds certain of our interests and assets located in the United States, and in particular, our interest in the Idaho-Maryland Gold Mine property near Grass Valley, California (the “I-M Mine Property”). Rise Grass Valley, Inc. was incorporated in the state of Nevada pursuant to the Nevada Revised Statutes.

Our common stock is currently listed in Canada on the Canadian Securities Exchange (the “CSE”) under the symbol “RISE”. We are a reporting issuer in British Columbia, Alberta, and Ontario in Canada. Our common stock is also currently traded in the United States on the OTCQX Market under the symbol “RYES”. We are an SEC reporting company by virtue of our class of common stock being registered under Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Description of Business

We are a mineral exploration company and our primary asset is a major past producing high-grade I-M Mine Property near Grass Valley, California, United States, which we own outright. In the past, we have held several other potential mineral properties in British Columbia, Canada, which have been written off based on the strength of the I-M Mine Project.

Business Development

Developments in our Company’s business during the July 31, 2020 fiscal year covered by this report include the following:

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

On August 19, 2019, the Company completed the second tranche of a non-brokered private placement for a total of $2,412,281 (C$3,207,850) through the sale of 4,582,644 units at a price of $0.53 (C$0.70) per unit where each unit consists of one share of common stock and one-half of one share purchase warrant. Each whole warrant is exercisable into one share of common stock at a price of $0.80 (C$1.00) until August 19, 2022. The Company has paid finders’ fees and associated legal fees of $8,710 and issued a total of 11,196 finder’s warrants with a value of $4,990 entitling the holder to acquire one share at a price of $0.80 (C$1.00) until August 19, 2022. The following weighted average assumptions were used for the Black-Scholes pricing model valuation of these warrants: Risk-free interest rate – 1.52%; expected volatility – 123.27%; share price of C$0.85 and strike price – C$1.00; expected life of warrants – 3 years.

.

On September 3, 2019, the Company completed a debt financing with Eridanus Capital LLC (the “Lender”) for $1,000,000 (the “Loan”). The Loan has a term of 4 years and an annual interest rate of 10% for the first two years increasing to 20% in year 3 and to 25% in year 4. Interest will accrue and be paid along with the principal upon the maturity date. The Lender received 1,150,000 bonus share purchase warrants as additional consideration for advancing the Loan. The fair value of these warrants was calculated to be

$444,942 which was netted against the loan payable balance along with $15,000 paid to the lender for a total of $459,942 in other issuance costs. Each warrant entitles the holder to acquire one share of common stock at an exercise price of $0.80 (C$1.00) for a period of three years from the date of issuance. The Loan may be repaid prior to the maturity date, in whole or in part, provided that all accrued interest is paid. In addition, if total interest payments are less than $200,000, the difference will be paid to the Lender as prepayment compensation. The Loan is secured against the assets of the Company and its subsidiary and will be used for permitting, engineering and working capital at the Company’s Idaho Maryland Gold Project.

On November 21, 2019, the Company submitted an application for a Use Permit to Nevada County to allow the re-opening of the Idaho-Maryland Gold Mine. The Use Permit application proposes underground mining to recommence at an average throughput of 1,000 tons per day. On March 17, 2020, the Company provided an update to the application where all technical reports for the Draft Environmental Impact Report have been completed and the timeline for approval is expected to range from 12 to 18 months.

On December 16, 2019, the Company completed a 1 for 10 reverse split of the Company’s authorized and issued shares of common stock with a par value of $0.001 per share. All references to the Company’s shares issued and outstanding have been adjusted to reflect this change.

On July 31, 2020, the Company completed a non-brokered private placement for a total of $3,272,875 through the issuance of 4,363,833 units (each a “Unit”) at a price of $0.75 per Unit (C$1.02 per Unit), with each Unit comprising one share of common stock (a “Share”) and one-half of one share purchase warrant. Each whole warrant entitles the holder to acquire one Share at an exercise price of $1.00 until July 31, 2022. The Company paid a total of $32,576 in finders fees and issued a total of 43,435 finders warrants, where each finder’s warrant entitles the holder to acquire one Share at a price of $1.00 until July 31, 2022. To accommodate the lack of authorized capital to facilitate the closing of the private placement, the Company’s President and CEO surrendered 1,097,298 stock options priced between C$0.70 and C$2.40 per share.

On September 18, 2020, the Company announced an increase of the Company’s authorized capital from 40,000,000 shares of common stock with a par value of $0.001 per share to 400,000,000 shares of common stock with a par value of $0.001 per share.

On September 22, 2020, the Company completed a non-brokered private placement for a total of $250,000 through the issuance of 333,333 units at a price of $0.75 per Unit (C$1.02 per Unit), with each Unit comprising of one share of common stock and one-half of one share purchase warrant. Each whole warrant entitles the holder to acquire one Share at an exercise price of $1.00 until September 21, 2022.

On September 22, 2020, the Company granted a total of 1,338,500 stock options to the President and CEO of the Company. The stock options are exercisable at a price of $0.90 (C$1.20) per share with an expiry date of September 22, 2025.

Plan of Operations

As at July 31, 2020, we had a cash balance of $3,378,826, compared to a cash balance of $214,158 as of July 31, 2019.

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

Project Design

The Use Permit application proposes underground mining to recommence at an average throughput of 1,000 tons per day. The existing Brunswick Shaft, which extends to ~3400 feet depth below surface, would be used as the primary rock conveyance from the I-M Mine Property. A second service shaft would be constructed by raising from underground to provide for the conveyance of personnel, materials, and equipment. Gold processing would be done by gravity and flotation to produce gravity and flotation gold concentrates. Processing equipment and operations would be fully enclosed in attractive modern buildings and numerous mature trees located on the perimeter of the Brunswick site would be retained to provide visual shielding of aboveground project facilities and operations.

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

hangingwall – The rock on the upper side of an inclined vein or mineralized deposit.

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

Paleozoic – Geological era that followed the Precambrian and during which began with the appearance of complex life, as indicated by fossils (from 245 to 570 million years ago).

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

schistosity – Geological foliation (metamorphic arrangement in layers) with medium to large-grained flakes in a preferred sheetlike orientation.

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

Figure 1:Idaho-Maryland Mine Property Location Overview

I-M MINE PROPERTY
Redding
Reno
Sacramento
San Francisco
San Jose
Fresno
CALIFORNIA
Bakersfield
Los Angeles
Anaheim
Long Beach
San Diego
Mexicali
NEVADA
Humboldt-Toiyabe
National Forest
Death Valley
National Park
Las Vegas
St George
UTAH
Ogden
Salt Lake City
Sandy
Provo
ARIZONA
Phoenix
Mesa

Figure 2:Idaho-Maryland Mine Property, Regional Map

NEVADA COUNTY
I-M MINE PROPERTY
Grass Valley
Nevada City
Washington
Colfax
Truckee
Norden
Plumas National Forest
Eldorado National Forest
Reno
Sacramento
Auburn
Lake Tahoe

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

Table 1:Idaho-Maryland Mine Property – Surface Land Legal Description

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

Figure 3:Idaho-Maryland Mine Property, Surface and Mineral Land Holdings

N
W
E
S
CITY LIMITS
CITY OF GRASS VALLEY
Idaho Land - 56 Acres
EXCLUDED
EXCLUDED
BRUNSWICK SHAFT
Brunswick Land - 37 Acres
Mill Site - 82 Acres
EMPIRE SHAFT
EMPIRE PARK
MINERAL RIGHTS BOUNDRY
SCALE
3,000FT
1KM

Surface Land Obligations

Fee simple ownership entitles the owner to all rights of a property, which are only restricted by law or private restrictions, such as zone ordinances or covenants.  Fee simple owners retain possession of their property permanently, assuming all obligations to the land are met.

The surface land is subject to a tax lien imposed by and payable to Nevada County.  The parcels comprising the surface land are currently assessed by Nevada County at a total of US$4,018,791 and have a combined annual property tax of US$42,995.36 for the 2019 tax year. The total amount includes County taxes and Agency taxes. The I-M Mine Property remains in good standing with property taxes for the 2018 tax year paid in full. Property taxes for the 2019 tax year of $21,497.68 due on Dec 10th 2019 and $21,497.68 on April 10th 2020 have been paid.

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

Figure 4:Idaho-Maryland Mine Property, Surface and Mineral Rights

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

Idaho Land

In 2016, a Draft Preliminary Endangerment Assessment (PEA) report on the Idaho Land was prepared for the City of Grass Valley by Geocon Consultants Inc.  This report provided conclusions and recommendations to support redevelopment of this site for commercial and industrial use.  Geocon noted the metal of greatest concern with respect to potential health risks for future site occupants is arsenic which is present in mine tailings and waste berms located on the site.  Geocon noted that the presence of arsenic in mine waste on the site does not currently appear to pose a significant risk to public health or the environment in its current state and that an expedited response action does not appear warranted at this time (Geocon, 2016). ~~In~~

On behalf of Rise Grass Valley, NV5 prepared a Draft Final Preliminary Endangerment Assessment (PEA) report that summarizes the findings of additional investigation and presents the results of risk assessment as required by the California EPA. The Draft Final PEA report was conditionally approved by the California EPA in a letter dated June 11, 2020. NV5 addressed the conditions of approval and issued the Final PEA report on June 12, 2020.

On behalf of Rise Grass Valley, NV5 prepared a Draft Remedial Action Plan (RAP, July 1, 2020)) to outline procedures for excavation, on-site transport and consolidation of mine waste as engineered fill in a 5.6-acre area on the eastern edge of the property. The RAP is based on the findings of the Final PEA and risk assessment (NV5, June 12, 2020). The RAP presents the findings of engineering evaluation, cost analysis and remedial action planning, and includes procedures for remedial implementation, verification sampling and analysis, and reporting. The 5.6-acre mine waste consolidation area will be subject to a land use covenant that restricts future disturbance of the consolidated mine waste. The mine waste consolidation area is to be covered with additional material from future mining operations that will be used to prepare the property for future commercial/industrial uses. The RAP was reviewed by Cal EPA, and a Draft Final RAP is to be submitted to Cal EPA for final technical review.

Brunswick & Mill Site Land

In 2007, a Phase I Environmental Site Assessment (ESA) for the Round-Hole and New Brunswick Mine Sites was prepared by Engineering/Remediation Resources Group, Inc. (“ERRG”) for Idaho-Maryland Mining Corporation.  The report concluded that there were no current recognized environmental conditions on the I-M Mine Property at the time, although there are suspect environmental concerns regarding spills of hydrocarbons from vandalism at the New Brunswick Shaft, roofing asphalt on the property, debris from illegal dumping on the property boundaries, and the potential for naturally occurring asbestos in serpentinite rocks on the property.  ERRG did not complete an analysis to determine if contamination from historic mining and mineral processing was present, although ERRG has recommended further sampling and studies to determine this (ERRG, 2007).

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

On behalf of Rise Grass Valley, NV5 prepared a Phase I/II ESA (June 16, 2020) presenting the results of additional investigation and addressing historical conditions identified in previous reports. Results indicated that the mine waste fill was generally less than five feet deep except at locations south of the New Brunswick Shaft and in the central-eastern portion of the property. Laboratory test results indicated that arsenic concentrations detected in mine waste samples were relatively low except for the mixed soil and rock fill located at a paved area in the southeastern portion of the property. This soil and rock fill was generally located beneath pavement and was typically less than five feet deep. This mine waste is believed to have originated from offsite rather than from the New Brunswick shaft.

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

(a)Overburden or mineral deposits in excess of 1,000 cubic yards are disturbed, or

(b)The operation in any one location exceeds one acre in size, or

(c)Dewatering will occur or water will be discharged from the site as a result of the operation.

Additionally, all exploratory operations shall require a reclamation plan and secure adequate financial assurances to ensure site reclamation unless:

(a)Less than 1,000 cubic yards of overburden are disturbed, and

(b)The size of the operation in any one location is one acre or less.

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

Subsurface mining, including ancillary surface uses, would require the following permits and approvals:

County Approvals

A.Use Permit for surface and subsurface mining activities

B.Reclamation Plan for surface disturbance

C.Mitigated Negative Declaration or Environmental Impact Report in compliance with the California Environmental Quality Act (“CEQA”) to analyze and mitigate environmental impacts

D.Water Well Permit by the County for the drilling of any well

E.Building Permits for construction of any structures

F.Spill Prevention Control and Countermeasures Plan for underground storage of more than 42,000 gallons of petroleum or above ground storage of more than 10,000 gallons of petroleum

The following permits and approvals may also be required depending on the configuration of the Project and the characteristics of the natural resources found in the Project-vicinity:

California Department of Fish and Wildlife (“CDFW”) Approvals

G.Streambed Alteration Agreement

H.Incidental Take Permit for take of any species listed under the California Endangered Species Act (“CESA”)

State Water Resources Control Board (“SWRCB”) and/or Central Valley Regional Water Quality Control Board (“RWQCB”) Approvals

I.National Pollution Discharge Elimination System (“NPDES”) permit for discharges of stormwater

J.Report of Waste Discharge for any discharges of water from mining processes

K.Clean Water Act Section 401 Water Quality Certification from the RWQCB (only if a CWA Section 404 permit is required from the U.S. Army Corps of Engineers)

U.S. Army Corps of Engineers (“Corps”)

L.Clean Water Act Section 404 permit for any discharge of dredge or fill material into the waters of the United States,

M.Environmental Assessment compliant with the National Environmental Policy Act by either the Corps or the USFWS

United States Fish and Wildlife Service (“USFWS”)

N.Issuance of a Biological Opinion and Incidental Take Statement for take of any species listed under the Endangered Species Act

Northern Sierra Air Quality Management District (”AQMD”)

O.Authority to Construct and Permit to Operate for any regulated air pollutant emitting sources such as diesel generators

History

The Idaho-Maryland Mine Property located in the Grass Valley mining district of northern California was one of the most productive and best known gold mines in the Unites States, with gold production from the I-M Mine Property dating back to 1863.

The I-M Mine, as it now exists, represents a consolidation of a number of important early day producing mines including Eureka, Idaho, Maryland, Brunswick, and Union Hill Mines.  Based on historic production records, the I-M Mine produced a total of 2.4 Moz of gold at an average mill head grade of approximately 0.5 oz/ton (17.1 gpt).  The I-M Mine was reportedly the second largest gold mine in the United States in 1941 (Clark, 2005), producing up to 129,000 oz gold per year before being forced to shut down by the US government in 1942 (Shore, 1943).  Due to lack of development, a decline in gold production was experienced and recovery from war-time shutdown never occurred.

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

Exploration & Mine Development 1851-1956

Exploration by historic operators from 1851 through to 1956 was mainly completed by lateral exploration (drift development) and raise or winze development.  Levels were driven along the strike of the veins to determine their extent.  Raises were developed upwards following the inclination of the vein and winzes were sunk down along the dip of the vein.  Chip samples were assayed for mineralization of the quartz vein.  In 1923, the first prospect drill was purchased.  Following that, exploration holes were completed ahead of mine development to confirm vein locations and to locate vein extensions.

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

Data Verification

Detailed production information from the internal records of the I-M Mine property is available for the period from 1926 through 1955.  Whenever possible, mill reports were reconciled against financial statements and submissions by Rise to the US Bureau of Mines.  Where reconciliation between documents was possible, only minor variations in production reporting were noted.  The entire library of documents is no longer fully complete but there is sufficient material to make an accurate estimate of historic production during this period.  The following materials were used to prepare an estimate during the period from 1926-1955:

•Idaho Maryland Mines Co. Financial Statements (1926-1932, 1934-1942)

•Idaho Maryland Mines Co. Mill Reports (1933-1942, 1946-1950)

•Idaho Maryland Mines Co. Final Distributions Sheets (1944, 1945)

•Idaho Maryland Mines Co. Breakdown of Income and Expenses (1946-1949)

•Idaho Maryland Mines Co. Cost Data & Cost Sheets from (1946-1949)

•Idaho Maryland Mines Corp. Lode Mine Production Report to US Bureau of Mines (1944-1945, 1947-1948, 1950, 1952, 1953, 1955)

For the period prior to 1926 there are no internal corporate records regarding historic production. The following documents were used to prepare an estimate during the period from 1866-1925:

•Lindgren, Waldemar.  The Gold Quartz Veins of Nevada City and Grass Valley Districts, California (1896)

•Hamilton, Fletcher.  Mines and Mineral Resources of Nevada County (1918)

•Clark, Jack.  Gold in Quartz: The Legendary Idaho Maryland Mine (2005)

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

Figure 7:#1 Vein Cross Section, Section looking East (Lindgren, 1896)

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

In the 3 Vein System, the best mineralization was typically found in quartz veins where the Idaho structures intersected areas where diabase dikes or Brunswick Block rocks are in contact with the serpentinite unit.  Veins hosted solely in serpentinite were rarely of economic importance due to the ductile nature of the serpentinite which typically does not allow wide or continuous open structures to form from faulting.  The 23 Vein is an exception.  Also known as the Rose Garden, it was intersected by exploration drifting 2,000 ft (610 m) east of the main 3 Vein System on I2000 Level.  The mine operator was following the Idaho #5 Vein towards the 6-3 Fault and located the 23 Vein by diamond drilling.  The 23 Vein dips to the northwest as opposed to the southwest and is hosted entirely in serpentinite.  It is quite narrow but was noted to contain abundant visible gold.  The 23 Vein was followed along strike to the south east directly to its intersection with the 6-3 Fault.

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

Exploration

Rise has completed an exploration drilling program on the I-M Mine Property in June of 2019. Up to July 31, 2019, Rise has completed seventeen drill holes, B-17-01, B-18-02 thru B-18-07, Z-18-08 & Z-18-09, I-18-10-I-18-12, I-19-13, I-1913A, I-19-12A, I-19-12B, I-19-14, & I-19-14A. Total drilling completed to July 31, 2019 by Rise Gold is ~20,584 meters. Assay results for all drill holes have been released as of July 31, 2019.

Exploration drilling at the Brunswick portion of the Idaho-Maryland Gold project has been successful with numerous gold-bearing veins intersected and previously released in 2018 on January 3rd, June 28th, July 23rd, August 7th and December 13th and in 2019 on March 19, May 21st, and June 28th 2019. A summary of drill highlights for the program released through July 31th, 2019 is presented in the table.

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

Sampling, Analysis and Data Verification

Sample Preparation and Analysis

Rise Gold has implemented a quality control program for our drill program to ensure best practices in the sampling and analysis of the drill core. This includes the insertion of blind blanks, duplicates, and certified standards. HQ- and NQ-sized drill core is saw cut with half of the drill core sampled at intervals based on geological criteria including lithology, visual mineralization, and alteration. The remaining half of the core is stored on-site at our warehouse in Grass Valley, California. Drill core samples are transported in sealed bags to ALS Minerals analytical assay lab in Reno, Nevada.

All gold assays were obtained using a method of screen fire assaying. The historic I-M Mine project is known to contain ‘coarse’ gold, for which a screen fire assay is the best way to obtain a definitive result. This procedure involves screening a large, pulverized sample of up to 1 kg at 100 microns. The entire oversize (including the disposable screen) is fire assayed as this contains the ‘coarse’ gold and a duplicate determination is made on the ‘minus’ 100-micron fraction. A calculation can then be made to determine the total weight of gold in the sample. Any +100-micron material remaining on the screen is retained and analyzed in its entirety by fire assay with gravimetric finish and reported as the Au (+) fraction result. The –100-micron fraction is homogenized and two sub-samples of 50 grams are analyzed by fire assay with AAS finish. If the grade of the material exceeds 10 gpt the sample is re-assayed using a gravimetric finish. The average of the two results is taken and reported as the Au (-) fraction result. All three values are used in calculating the combined gold content of the plus and minus fractions.

There is no detailed information describing sample preparation, analysis and security procedures applied by mine operators prior to 2002.  The historical samples were reportedly fire-assayed at former mine site laboratories.  No records exist of any QA/QC program.

Emgold sample preparation, analysis and security procedures for core collected by Emgold are described in a 2009 Technical Report prepared by Robert Pease, P.G., for Emgold titled “Idaho-Maryland Mine Project, Grass Valley CA”.  Three-foot core samples were cut in half by a wet saw.  The half core samples were put in a sample bag, tagged, and shipped to a laboratory.  All samples were crushed to 80% passing -10 mesh, rotary split to a 500 g subsample which was pulverized to 95% passing -150 mesh.  All samples were analyzed using screened metallics fire assay methods.  The QAQC program used Standard Reference Materials, blank samples, coarse reject and pulp duplicate samples, and third-party laboratory check assays.  Insertion rate of SRMs and duplicates was approximately 1 in 20 samples.  Blanks were only inserted immediately following mineralized intervals.  The control samples were reportedly used to successfully control the assay quality process.

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

Item 4.Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed for trading in Canada on the Canadian Securities Exchange (“the CSE”) under the symbol “RISE” and is quoted in the United States on the OTCQX Market under the symbol “RYES”.

Holders

As of the date of this Report, there are approximately 199 registered holders of our common stock.

Recent Sales of Unregistered Securities

Other than as disclosed in previous quarterly reports on Form 10-Q or current reports on Form 8-K or as described below, we have not offered and sold any equity securities that were not registered under the Securities Act of 1933, as amended (the “Securities Act”) during the fiscal year ended July 31, 2020.

On September 9, 2019 in conjunction with a debt financing, we issued 1,150,000 share purchase warrants to a lender as partial consideration for a secured $1,000,000 loan. Each warrant entitles the holder to acquire one share of Common Stock at an exercise price of $0.80 (C$1.00) until September 9, 2022. We issued the warrants in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act for offers and sales in the United States. Our reliance on Section 4(a)(2) was based on the fact that the lender provided us with written representations regarding its investment intent and status as an accredited investor, the availability to the lender of information regarding our company and our properties and operations, and the private nature of the transaction.

Item 6.Selected Financial Data.

Not required.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion provides information regarding the results of operations for the years ended July 31, 2020 and 2019 and our financial condition, liquidity and capital resources as of July 31, 2020 and July 31, 2019.

The following discussion and analysis should be read in conjunction with the information set forth in our audited financial statements and the notes thereto as of and for the years ended July 31, 2020 and July 31, 2019.

Results of Operations

For the Years Ended July 31, 2020 and 2019

Our operating results for the years ended July 31, 2020 and 2019 are summarized as follows:

Our operating expenses increased during the year ended July 31, 2020 compared to the prior year primarily as a result of increased costs as a result of increased activities by our company. These include salaries, filing and regulatory, general and administrative, professional fees, driven by the need for expenses related to planning and researching our mineral properties, and activity involved in raising funds in the recent private placements.

As a result of the increased activity, significant expenses during the year ended July 31, 2020 include:

•Decrease in mineral exploration costs to $1,636,791 (2019 - $2,849,335) related to less activities and exploration work on the I-M Mine Property during the year;

•Increase in share-based payments to $357,271 (2019 - $131,300) for the grant of options pursuant to our stock option plan to incentivize management and certain consultants;

•Decrease in professional fees to $244,764 (2019 - $395,465) related to a decrease in legal and regulatory items pertaining to operating in Canada and the United States; and

•Decrease in promotion and shareholder communication to $176,652 (2019 - $414,341) as there were fewer activities compared to the previous year.

Liquidity and Capital Resources

As of July 31, 2020, the Company had $3,378,826 in cash, $3,762,515 in current assets, $8,512,928 in total assets, $494,771 in current and 3,455,035 in total liabilities, working capital of $3,267,744 and an accumulated deficit of $17,940,599.

During the year ended July 31, 2020, the Company used $3,066,689 in net cash on operating activities, compared to $3,719,747 in net cash on operating activities during the prior year. The difference in net cash used in operating activities during the year was largely due to the increase in our net loss for the most recent year, as we incurred expenses relating to mineral exploration within the I-M Mine Project.

During the year ended July 31, 2020, we used net cash of $Nil (2019 - $94,795) in investing activities for the acquisition of the I-M Mine Property, related transaction costs, and the recent option agreement to increase the holdings of the I-M Mine Property.

During the year ended July 31, 2020, we generated net cash from financing activities of $6,231,357 (2019 - $3,975,219). The Company completed private placements totaling $5,499,131 (2019 - $3,295,029) in gross proceeds. In the current year, the Company repaid an equipment loan of $203,650 (2019 - $227,713). We also received gross proceeds of $1,000,000 from issuance of a loan.

We expect to operate at a loss for at least the next 12 months. We have received additional financing since the end of the July 31, 2020 fiscal year through private placements for a total of $250,000 in gross proceeds but we cannot provide any assurance that additional funding will be available to finance our operations on acceptable terms in order to enable us to carry out our business plan. There are no assurances that we will be able to complete further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to carry out any further exploration work on the I-M Mine Property or the other properties in which we own an interest and our business may fail.

On March 11, 2020, the novel coronavirus outbreak (“COVID-19”) was declared a pandemic by the World Health Organization. governmental authorities around the world have implemented measures to reduce the spread of COVID-19. These measures have adversely affected workforces, customers, supply chains, consumer sentiment, economies, and financial markets, and, along with decreased consumer spending, have led to an economic downturn across many global economies.

The extent to which COVID-19 ultimately impacts our business, financial condition and results of operations will depend on future developments, which are highly uncertain and unpredictable, including new information which may emerge concerning the severity and duration of the COVID-19 pandemic and the effectiveness of actions taken to contain the COVID-19 pandemic or treat its impact. The COVID-19 pandemic is evolving and new information emerges regularly, and as a result, the ultimate duration and magnitude of the impact on the economy and our business are not known at this time. These conditions may affect our ability to obtain debt and equity financing to fund ongoing exploration activities, as well as conduct business more efficiently.

We have taken action to minimize the risks of the COVID-19 virus for our employees, contractors and other people participating in our operations, programs, and activities. Although there have been no known or suspected cases of the virus reported at any of our workplaces, either in Canada or the United States, the health and safety of our work force remains a priority. We are closely monitoring the rapid developments of the outbreak and continually assessing the potential impact on our business. We continue to follow government health protocols including our continued “work from home” protocol for personnel whose attendance at the office or work sites is not critical.

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

FOR THE YEAR ENDED JULY 31, 2020

DAVIDSON & COMPANY LLP Chartered Professional Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Directors of
Rise Gold Corp.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Rise Gold Corp. (the "Company"), as of July 31, 2020 and 2019, and the related consolidated statements of operations and comprehensive loss, cash flows, and stockholders' equity for the years ended July 31, 2020 and 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Rise Gold Corp. as of July 31, 2020 and 2019, and the results of its operations and its cash flows for the years ended July 31, 2020 and 2019 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

As discussed in Note 3 to the consolidated financial statements, the functional currency of the Company changed from Canadian Dollars to United States Dollars. The change in functional currency was applied prospectively effective August 1, 2019. On the same date, the Company changed its reporting currency from Canadian Dollars to United States Dollars. The change in reporting currency was applied retrospectively for all periods presented.

We have served as the Company's auditor since 2013.

"DAVIDSON & COMPANY LLP"
Chartered Professional Accountants

Vancouver, Canada
October 27, 2020

A member of Nexia International

1200 - 609 Granville Street, P.O. Box 10372, Pacific Centre, Vancouver, B.C., Canada V7Y 1G6
Telephone (604) 687-0947 Davidson-co.com

RISE GOLD CORP.

(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

(Expressed in United States Dollars)

Nature and continuance of operations (Note 1)

Subsequent events (Note 16)

Approved and authorized by the Board on October 27, 2020.

“Benjamin Mossman”	Director	“Murray Flanigan”	Director
Benjamin Mossman		Murray Flanigan

The accompanying notes are an integral part of these consolidated financial statements.

RISE GOLD CORP.

(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS

(Expressed in United States Dollars)

The accompanying notes are an integral part of these consolidated financial statements.

RISE GOLD CORP.

(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF CASH FLOWS

(Expressed in United States Dollars)

Supplemental disclosure with respect to cash flows (Note 14)

The accompanying notes are an integral part of these consolidated financial statements.

RISE GOLD CORP.

(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Expressed in United States Dollars)

The accompanying notes are an integral part of these consolidated financial statements.

RISE GOLD CORP.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED JULY 31, 2020

(Expressed in United States Dollars)

1.NATURE AND CONTINUANCE OF OPERATIONS

Rise Gold Corp. (the “Company”) was originally incorporated as Atlantic Resources Inc. in the State of Nevada on February 9, 2007 and is in the exploration stage. On April 11, 2012, the Company merged its wholly-owned subsidiary, Patriot Minefinders Inc., a Nevada corporation, in and to the Company to effect a name change to Patriot Minefinders Inc. On January 14, 2015, the Company completed a name change to Rise Resources Inc. in the same manner. On March 29, 2017, the Company changed its name to Rise Gold Corp. These mergers were carried out solely for the purpose of effecting these changes of names.

On September 18, 2020, the Company increased its authorized capital from 40,000,000 shares to 400,000,000 shares.

On January 29, 2016, the Company completed an initial public offering in Canada and began trading on the Canadian Securities Exchange (“CSE”) on February 1, 2016.

The Company is in the early stages of exploration and as is common with any exploration company, it raises financing for its acquisition activities.  The accompanying consolidated financial statements have been prepared on the going concern basis, which presumes that the Company will continue operations for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of business. The Company has incurred a loss of $5,471,535 for the year ended July 31, 2020 and has accumulated a deficit of $17,940,599. The ability of the Company to continue as a going concern is dependent on the Company’s ability to maintain continued support from its shareholders and creditors and to raise additional capital and implement its business plan. There is no assurance that the Company will be able to obtain adequate financing in the future or that such financing will be on terms advantageous to the Company. However, management believes that the Company has sufficient working capital to meet its projected minimum financial obligations for the next fiscal year. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Furthermore, during the year ended July 31, 2020, the novel coronavirus outbreak (“COVID-19”) was declared a pandemic by the World Health Organization. The situation is dynamic and the ultimate duration and magnitude of the impact on the economy and the Company’s business are not known at this time. These impacts could include an impact on the Company’s ability to obtain debt and equity financing to fund ongoing exploration activities as well as its ability to explore and conduct business. These consolidated financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.

At July 31, 2020, the Company had working capital of $3,267,744 (2019 – working capital deficiency of $506,583).

2.BASIS OF PREPARATION

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

RISE GOLD CORP.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED JULY 31, 2020

(Expressed in United States Dollars)

2.BASIS OF PREPARATION (continued)

Basis of Consolidation

These consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Rise Grass Valley Inc. All significant intercompany accounts and transactions have been eliminated on consolidation.

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

RISE GOLD CORP.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED JULY 31, 2020

(Expressed in United States Dollars)

3.SIGNIFICANT ACCOUNTING POLICIES

Functional and reporting currency

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

In addition, beginning August 1, 2019, the Company also changed its reporting currency from Canadian dollars to United States dollar to provide greater clarity to users of the financial statements. The change in reporting currency was applied retrospectively effective beginning August 1, 2019. Financial statements for all periods presented have been recast into United States dollars.

All monetary assets and liabilities denominated in foreign currencies are translated into United States dollars using exchange rates in effect as of the date of the balance sheet date. The United States dollar translated amounts of nonmonetary assets and liabilities as of August 1, 2019 became the historical accounting basis for those assets and liabilities as of August 1, 2019. Revenue and expense transactions are translated at the approximate exchange rate in effect at the time of the transaction. All resulting exchange differences were recognized within currency translation adjustment, a separate component of shareholders’ equity.

In applying the change in reporting currency, the Company applied the current rate method for presenting the comparative period presented. Under this method, all assets and liabilities of the Company’s operations were translated from their Canadian dollar functional currency into United States dollars using the exchange rates in effect on the balance sheet date, and shareholders’ equity were translated at the historical rates. Opening shareholders’ equity at August 1, 2017 has been translated at the historic rate on that date and any other movements in shareholders’ equity during the period from August 1, 2017 to July 31 2019 were translated using the appropriate historical rates at the date of the respective transaction. All other revenues, expenses and cash flows were translated at the average rates during the reporting periods presented. The resulting translation adjustments are reported under comprehensive income as a separate component of shareholders’ equity.

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

RISE GOLD CORP.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED JULY 31, 2020

(Expressed in United States Dollars)

3.SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Equipment

Equipment is recorded at cost less accumulated depreciation. Depreciation is provided over the assets’ useful lives on a straight-line basis. Equipment purchased by the Company is depreciated over 15 years.

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

Loss per share

Basic loss per common share is computed using the weighted average number of common shares outstanding during the year. To calculate diluted loss per share, the Company adjusts net income (loss) attributable to common shareholders and the weighted average number of common shares outstanding for the effects of all dilutive potential common shares such as stock options and warrants. As at July 31, 2020, 1,005,000 outstanding options and 12,472,000 outstanding warrants were excluded from the diluted calculation.

Financial instruments

The Company’s financial instruments consist of cash, receivables, accounts payable and accrued liabilities, loan payable, payable to related parties and equipment loan. It is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from its financial instruments.  The fair values of these financial instruments approximate their carrying values unless otherwise noted.

RISE GOLD CORP.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED JULY 31, 2020

(Expressed in United States Dollars)

3.SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Financial instruments, including payable to related parties, loan payable, accounts payable and accrued liabilities and equipment loan are classified as other financial liabilities and are carried at cost, which management believes approximates fair value due to the short-term nature of these instruments.

Concentration of credit risk

The financial instrument which potentially subjects the Company to concentration of credit risk is cash. The Company maintains cash in bank accounts that, at times, may exceed federally insured limits. As of July 31, 2020, and 2019, the Company has not exceeded the federally insured limit. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

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

RISE GOLD CORP.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED JULY 31, 2020

(Expressed in United States Dollars)

3.SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Recently adopted and recently issued accounting standards

On February 25, 2016, the FASB issued ASU No. 2016-02, “Leases”. This ASU applies to public companies beginning January 1, 2019 and affects the requirement that lessees account for all leases – both operating and finance – on the balance sheet while recognizing both an asset for the right to use the leased asset and an obligation to make lease payments over the lease term. The Company has assessed the impact of the adoption of this standard and determined that it has no significant impact.

Other than the above, the Company has determined that other significant newly issued accounting pronouncements are either not applicable to the Company’s business or that no material effect is expected on the financial statements as a result of future adoption.

4.PREPAID EXPENSES

RISE GOLD CORP.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED JULY 31, 2020

(Expressed in United States Dollars)

5.MINERAL PROPERTY INTERESTS

The Company’s mineral properties balance consists of:

Title to mineral properties

Title to mineral properties involves certain inherent risks due to the difficulties of determining the validity of certain mineral titles as well as the potential for problems arising from the frequently ambiguous conveying history characteristic of many mineral properties. As at July 31, 2020, the Company holds title to the Idaho-Maryland Gold Mine Property.

As of July 31, 2020, based on management’s review of the carrying value of mineral rights, management determined that there is no evidence that the cost of these acquired mineral rights will not be fully recovered and accordingly, the Company determined that no adjustment to the carrying value of mineral rights was required. As of the date of these consolidated financial statements, the Company has not established any proven or probable reserves on its mineral properties and has incurred only acquisition and exploration costs.

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

In connection with the option agreement, the Company agreed to pay a cash commission of $140,000 equal to 7% of the purchase price of $2,000,000. The commission was settled on January 25, 2017 through the issuance of 92,000 units valued at $1.16 (C$2.00) per unit. Each unit consisted of one share of common stock and one transferable share purchase warrant exercisable into one share of common stock at a price of $3.04 (C$4.00) for a period of two years from the date of issuance. The Company also incurred additional transaction costs of $109,053, which have been included in the carrying value of the Idaho-Maryland Gold Mine.

RISE GOLD CORP.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED JULY 31, 2020

(Expressed in United States Dollars)

5.MINERAL PROPERTY INTERESTS (cont’d…)

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

On June 13, 2019, the Company received $150,000 from a third party as a prepayment to use the Company’s property for a period of six months. On December 13, 2019, the third party paid an additional $75,000 to continue using the Company’s property for another three months. As at July 31, 2020, $225,000 has been recognized as other income ($175,000 during the year ended July 31, 2020 and $50,000 during the year ended July 31, 2019) with the balance of $Nil (July 31, 2019 - $101,339) remaining as an advance.

As at July 31, 2020, the Company has incurred cumulative exploration expenditures of $6,387,402 on the Idaho-Maryland Gold Mine property as follows:

	Year ended July 31, 2020	Year ended July 31, 2019 Recast (Note 3)

Idaho-Maryland Gold Mine expenditures:
Opening balance	$ 4,750,611	$ 1,901,276

Consulting	1,472,374	536,217
Engineering	32,543	-
Exploration	(117,792)	1,650,633
Rent	71,363	93,832
Supplies	11,007	151,564
Sampling	112,153	237,162
Logistics	32,157	161,198
Depreciation	22,986	18,729
Total expenditures for the year	1,636,791	2,849,335

Closing balance	$ 6,387,402	$ 4,750,611

RISE GOLD CORP.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED JULY 31, 2020

(Expressed in United States Dollars)

6.EQUIPMENT AND EQUIPMENT LOAN

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

7.CONTINGENCY

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

RISE GOLD CORP.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED JULY 31, 2020

(Expressed in United States Dollars)

8.CONVERTIBLE DEBENTURE

On February 13, 2019, the Company entered into convertible debenture whereby it received $772,917 (C$1,000,000) of principal amount (the “Debenture”) from Meridian Jerritt Canyon Corp. (“Meridian”), a wholly-owned subsidiary of Yamana Gold Inc. (“Yamana”). The Debenture has a term of six months and an annual interest rate of 12%, calculated and compounded monthly, payable in cash or units of the Company at Yamana’s option except as described below. The principal amount of the Debenture and any accrued interest thereon is convertible into units at a conversion price of C$1.00 per unit (the “Conversion Price”) at any time at the sole discretion of Meridian. In addition, the principal amount of the Debenture will automatically be converted into units at the Conversion Price if, during the term of the Debenture, Rise Gold is able to raise proceeds of C$800,000 under the Private Placement from investors other than Yamana in connection with the March 2019 private placement.

On March 1, 2019, the Company completed a non-brokered private placement for a total of $1,378,184 (C$1,827,472). In conjunction with the closing, a total of 10,049,724 units have been issued to Yamana, through its wholly-owned subsidiary, Meridian, upon conversion of the $757,897 of the debenture                              (C$1,000,000 principal amount and accrued interest of C$4,972). As at July 31, 2019, the Debenture was fully converted.

9.RELATED PARTY TRANSACTIONS

Key management personnel consist of the Chief Executive Officer, Chief Financial Officer, and the directors of the Company.  The remuneration of the key management personnel is as follows:

a)Salaries of $135,000 (2019 - $135,000) were paid or accrued to the CEO of the Company.

b)Consulting fees of $Nil (2019 - $15,391) were paid or accrued to the former CFO of the Company and consulting fees of $Nil (2019 - $4,383) to a company in which the former CFO and a former director held a 50% interest.

c)Directors fees of $84,167 (2019 - $55,106) to directors of the Company.

d)During the year ended July 31, 2020, the Company paid $133,708 (2019 - $120,901) in professional fees to a company controlled by a director of the Company.

e)During the year ended July 31, 2019, the Company received and fully repaid $66,495 in loans from the CEO of the Company.

f)Share-based compensation of $326,393 (2019 - $126,190) for options granted during the year ended July 31, 2020.

g)As at July 31, 2020, $79,479 (2019 - $129,638) was owed to related parties.

RISE GOLD CORP.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED JULY 31, 2020

(Expressed in United States Dollars)

10.LOAN PAYABLE

On September 3, 2019, the Company completed a debt financing with Eridanus Capital LLC (the “Lender”) for $1,000,000 (the “Loan”). The Loan has a term of 4 years and an annual interest rate of 10% for the first two years increasing to 20% in year 3 and to 25% in year 4. Interest will accrue and be paid along with the principal upon the maturity date. The Lender received 1,150,000 bonus share purchase warrants as additional consideration for advancing the Loan. The fair value of these warrants was calculated to be $444,942 which was netted against the loan payable balance along with $15,000 paid to the lender for a total of $459,942 in issuance costs. Each warrant entitles the holder to acquire one share of common stock at an exercise price of $0.80 (C$1.00) for a period of three years from the date of issuance. The Loan may be repaid prior to the maturity date, in whole or in part, provided that all accrued interest is paid. In addition, if total interest payments are less than $200,000, the difference will be paid to the Lender as prepayment compensation. The Loan is secured against the assets of the Company and its subsidiary and will be used for permitting, engineering and working capital at the Company’s Idaho Maryland Gold Project.

11. WARRANT DERIVATIVE

The exercise price of the Company’s share purchase warrants is fixed in Canadian dollars and the functional currency of the Company is the US dollar. These warrants are considered to be a derivative as a variable amount of cash in the Company’s functional currency that will be received on exercise of the warrants. Accordingly, the share purchase warrants issued as part of past financings, are classified and accounted for as warrant derivative. Share purchase warrants with a compensatory nature are not included in this calculation.

The following table shows a continuity of the Company’s fair value of warrant derivative:

As the initial recognition as well as the revaluation of these warrants both took place within the year ended July 31, 2020, the Company recorded a loss on fair value adjustment on warrant derivative of $2,218,107 during the year ended July 31, 2020.

RISE GOLD CORP.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED JULY 31, 2020

(Expressed in United States Dollars)

11. WARRANT DERIVATIVE (continued)

The following weighted average assumptions were used for the Black-Scholes pricing model valuation of warrants as at July 31, 2020 and August 1, 2019:

	July 31, 2020	August 1, 2019

Risk-free interest rate	1.52%	2.12%
Expected life of warrants	0.46 – 2.05 years	0.16 to 2.93 years
Expected annualized volatility	92.6% to 117%	115.6% to 127.5%
Dividend	Nil	Nil
Forfeiture rate	0%	0%

12.CAPITAL STOCK AND ADDITIONAL PAID-IN CAPITAL

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

On October 16, 2018, the Company completed a strategic initial investment in a financing of $1,352,606 (C$1,750,000) by issuing 1,750,000 units to Meridian Jerritt Canyon Corp. (“Meridian”), a wholly-owned subsidiary of Yamana Gold Inc. (“Yamana”). Each unit consists of one share of common stock at a price of $0.80 (C$1.00) per unit and one-half of one share purchase warrant exercisable at a price of $1.00 (C$1.30) until October 16, 2020. As a result of the investment, the investor owned approximately 12.6% of the Company’s issued and outstanding shares on a non-diluted basis. In conjunction with the investment, the Company issued 87,500 share purchase warrants valued at $37,630 (discount rate – 1.65%, volatility – 139.09%, expected life – 2 years, dividend yield – 0%) as a finder’s fee to Southern Arc Minerals Inc. (“Southern Arc”), a party at arm’s length with the Company, which will be exercisable into one share of common stock at a price of $1.00 (C$1.30) until October 16, 2020.

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

RISE GOLD CORP.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED JULY 31, 2020

(Expressed in United States Dollars)

12.CAPITAL STOCK AND ADDITIONAL PAID-IN CAPITAL (continued)

On March 1, 2019, the Company completed a non-brokered private placement for a total of $1,378,184 (C$1,827,472) through the sale of 1,827,472 units at a price of $0.80 (C$1.00) per unit where each unit consists of one share of common stock and one-half of one share purchase warrant. Each whole warrant is exercisable into one share of common stock at a price of $1.00 (C$1.30) until March 1, 2021. Out of the 1,827,472 units issued as part of this private placement, 1,004,972 units were issued to Meridian to settle convertible debt balance of $757,897 (C$1,004,972). In connection with the private placement, the Company incurred finders’ fees and share issuance costs of $80,919 (C$107,299), and issued a total of 19,950 finders’ warrants valued at $8,371 (C$11,100) (discount rate – 1.65%, volatility – 139.09%, expected life – 2 years, dividend yield – 0%), exercisable into one share of common stock at a price of $0.13 for a period of two years from the date of issuance.

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

On August 19, 2019, the Company completed the second tranche of a non-brokered private placement for a total of $2,412,281 (C$3,207,850) through the sale of 4,582,644 units at a price of $0.53 (C$0.70) per unit where each unit consists of one share of common stock and one-half of one share purchase warrant. Each whole warrant is exercisable into one share of common stock at a price of $0.80 (C$1.00) until August 19, 2022. The Company has paid finders’ fees and associated legal fees of $8,710 and issued a total of 11,196 finder’s warrants with a value of $4,990 entitling the holder to acquire one share at a price of $0.80 (C$1.00) until August 19, 2022. The following weighted average assumptions were used for the Black-Scholes pricing model valuation of these warrants: Risk-free interest rate – 1.52%; expected volatility – 123.27%; share price of C$0.85 and strike price – C$1.00; expected life of warrants – 3 years.

On July 31, 2020, the Company completed a non-brokered private placement for a total of $3,272,875 through the issuance of 4,363,833 units at a price of $0.75 per Unit (C$1.02 per Unit), with each Unit comprising of one share of common stock (a “Share”) and one-half of one share purchase warrant. Each whole warrant entitles the holder to acquire one Share at an exercise price of $1.00 until July 31, 2022. The Company paid a total of $40,414 in finders fees and issued a total of 43,435 finders warrants with a fair value of $15,500, where each finder’s warrant entitles the holder to acquire one Share at a price of $1.00 until July 31, 2022. The following weighted average assumptions were used for the Black-Scholes pricing model valuation of these warrants: Risk-free interest rate – 1.52%; expected volatility – 115.42%; share price of C$0.86 and strike price – C$1.02; expected life of warrants – 2 years.

To accommodate the lack of authorized capital to facilitate the closing of the private placement, the Company’s President and CEO surrendered 1,097,298 stock options priced between C$0.70 and C$2.40 per share.

RISE GOLD CORP.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED JULY 31, 2020

(Expressed in United States Dollars)

12.CAPITAL STOCK AND ADDITIONAL PAID-IN CAPITAL (continued)

Stock Options

On November 30, 2018, the Company granted 290,000 stock options with a fair value of $131,300 to employees and directors of the Company. The options are exercisable at C$1.00 per share for a period of five years and expire on November 30, 2023.

During the year ended July 31, 2020, the Company granted a total of 826,284 stock options with a fair value of $357,271 to employees, officers, directors, and consultants of the Company, exercisable at a weighted average price of C$0.68 per share for a period of five years.

The following incentive stock options were outstanding at July 31, 2020:

Number of Options	Weighted Average Exercise Price ($C)	Expiry Date

110,000	$1.50	March 22, 2021
75,000	0.50	March 17, 2023
350,000	1.20	April 19, 2023
180,000	1.00	November 30, 2023
290,000	1.00	August 21, 2024
1,005,000	$1.03

Stock option transactions are summarized as follows:

RISE GOLD CORP.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED JULY 31, 2020

(Expressed in United States Dollars)

12.CAPITAL STOCK AND ADDITIONAL PAID-IN CAPITAL (continued)

The following weighted average assumptions were used for the Black-Scholes pricing model valuation of stock options issued during the year ended July 31:

	2020	2019

Risk-free interest rate	1.52%	2.12%
Expected life of stock options	3-5 years	5.0 years
Expected annualized volatility	117.21%-123.27%	136.38%
Dividend	Nil	Nil
Forfeiture rate	0%	0%

Warrants

The following warrants were outstanding at July 31, 2020:

Number of Warrants	Exercise Price (C$)	Expiry Date
3,516,100	1.50	April 18, 2021
288,125	1.20	August 31, 2021
200,313	1.20	September 17, 2021
962,500	1.30	October 16, 2020
375,000	1.30	November 5, 2020
933,686	1.30	March 1, 2021
518,407	1.00	July 3, 2022
2,302,517	1.00	August 19, 2022
1,150,000	1.00	September 3, 2022
2,225,352	1.36	July 31, 2022
12,472,000	1.27

RISE GOLD CORP.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED JULY 31, 2020

(Expressed in United States Dollars)

12.CAPITAL STOCK AND ADDITIONAL PAID-IN CAPITAL (continued)

Warrant transactions are summarized as follows:

The following weighted average assumptions were used for the Black-Scholes pricing model valuation of finders’ warrants issued during the year ended July 31:

	2020	2019

Risk-free interest rate	1.52%	1.65%
Expected life of warrants	2.0-2.05 years	2.0 years
Expected annualized volatility	115.42%-116.76%	139.09%
Dividend	Nil	Nil
Forfeiture rate	0%	0%

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

RISE GOLD CORP.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED JULY 31, 2020

(Expressed in United States Dollars)

13.INCOME TAXES

A reconciliation of income taxes (recovery) at statutory rates with the reported taxes is as follows:

	2020	2019

Loss before income taxes	$(5,471,535)	$(4,361,900)

Expected income tax (recovery) at statutory tax rates	$(1,148,000)	$(918,948)
Change in statutory, foreign tax, foreign exchange rates and other	(158,000)	(184,244)
Permanent differences	253,000	28,054

Adjustment to prior years provision versus statutory tax return and expiry of non-capital losses	(7,000)	257,032
Change in unrecognized deductible temporary difference	1,060,000	818,106

Income tax recovery	$-	$-

Significant components of deferred tax assets (liabilities) that have not been included on the Company’s consolidated balance sheet are as follows:

	2020	2019

Deferred tax assets (liabilities):
Mineral property interest	$1,381,000	$1,075,897
Non-capital losses available for future period	2,228,000	1,524,755
	3,609,000	2,600,652
Unrecognized deferred tax assets	(3,609,000)	(2,600,652)
Net deferred tax assets	$ -	$ -

The Company has approximately $7,650,000 (2019 - $8,703,000) in net operating losses which may be carried forward and applied against taxable income in future years.

The significant components of the Company’s temporary differences, unused tax credits and unused tax losses that have not been included on the consolidated statement of financial position are as follows:

Tax attributes are subject to review and potential adjustments by tax authorities.

RISE GOLD CORP.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED JULY 31, 2020

(Expressed in United States Dollars)

14.SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

During the years ended July 31, 2020 and 2019, the Company had the following non-cash financing and investing activities:

For the year ended July 31, 2020:

a)The Company issued a total of 11,196 finder’s warrants entitling the holder to acquire one share at a price of C$1.00 until August 19, 2022 with a fair value of $4,990.

b)The Company issued a total of 43,435 finder’s warrants entitling the holder to acquire one share at a price of C$1.02 until August 19, 2022 with a fair value of $15,500 (C$20,777).

For the year ended July 31, 2019:

c)Issued 107,450 in finders’ warrants valued at $46,001 recorded as share issuance costs (Note 12);

d) As at July 31, 2019, accounts payable and accrued liabilities include $20,836 relating to the July 2020 instalment of the equipment loan;

e)During the year ended July 31, 2019, the Company issued 62,500 units at C$0.80 per unit to settle C$50,000 in accounts payable and 7,500 units to settle C$7,500 in accounts payable.

f)As at July 31, 2019, the Company has $37,842 of share issuance costs included in accounts payable and accrued liabilities.

15.SEGMENTED INFORMATION

A reporting segment is defined as a component of the Company that:

-Engages in business activities from which it may earn revenues and incur expenses;

-Operating results are reviewed regularly by the entity’s chief operating decision maker; and

-Discrete financial information is available

The Company has determined that it operates its business in one geographical segment located in California, United States, where all of its equipment and mineral property interests are located.

RISE GOLD CORP.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED JULY 31, 2020

(Expressed in United States Dollars)

16.SUBSEQUENT EVENTS

On September 22, 2020, the Company announced that it has granted a total of 1,338,500 stock options to the Corporation’s President & CEO, Benjamin Mossman. The stock options are excisable at a price of US$0.90 (C$1.20) per share until September 22, 2025.

On September 23, 2020, the Company announced that it has completed the non-brokered private placement announced previously. The Corporation raised a total of US$250,000 through the issuance of 333,333 units at a price of US$0.75 per Unit (CDN$1.02 per Unit), with each Unit comprising one share of common stock and one-half of one common share purchase warrant. Each whole warrant entitles the holder to acquire one Share at an exercise price of US$1.00 until September 21, 2022.

Subsequent to the year ended July 31, 2020, 962,500 warrants expired unexercised.

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

As of the end of the period covered by this Report, our management carried out an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, management concluded that our disclosure controls and procedures were not effective as of July 31, 2020 because of a material weakness in internal control over financial reporting that existed as of that date, as more fully described below.

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

We carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of its internal control over financial reporting as of July 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated 2013 Framework. Management concluded that our company’s internal control over financial reporting was not effective as of July 31, 2020 because a material weakness in internal control over financial reporting existed as of that date as a result of a lack of segregation of incompatible duties due to insufficient personnel. A material weakness is a deficiency or a combination of control deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Control over Financial Reporting

There were no changes in our company’s internal control over financial reporting during the period ended July 31, 2020 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The names, ages and titles of the members of our Board of Directors and our executive officers are as follows:

Name	Age	Position
Benjamin W. Mossman	43	Chief Executive Officer, President, Director
Vince W. Boon	39	Chief Financial Officer, Treasurer
Murray Flanigan	54	Director
John G. Proust	61	Director
Thomas I. Vehrs	73	Director
Lawrence Lepard	63	Director

Directors serve as such until our next annual stockholder meeting, or until their successors are elected and qualified. Officers hold their positions at the will of the Board of Directors. As of July 31, 2020, there were no arrangements, agreements or understandings between non-management security holders and management under which non-management security holders may directly or indirectly participate in or influence the management of our company’s affairs other than as disclosed in this Report.

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

Murray Flanigan, Director

Murray Flanigan was elected to our Board of Directors on June 27, 2019. Mr. Flanigan is a management consultant providing financial advisory services to a number of public and private oil and gas and technology companies in North America and abroad. Mr. Flanigan is a Chartered Professional Accountant and a Chartered Financial Analyst with expertise in corporate finance, mergers and acquisitions, international taxation, risk management, banking, treasury, corporate restructuring and accounting, and has served as Chief Financial Officer for various public and private companies. Mr. Flanigan is currently a Managing Principal and the CFO of Kepis & Pobe Financial Group Inc., where he is responsible for all aspects of the company’s accounting, financing, treasury, tax, and legal affairs including overseeing the company’s corporate development activities. Mr. Flanigan is also the Chief Financial Officer of Central African Gold Inc., a publicly traded mining and exploration company prospecting and developing gold projects in Africa. Prior to founding his own consulting company, Mr. Flanigan served as Senior Vice President, Corporate Development and CFO of Qwest Investment Management Corp., where he was responsible for regulatory reporting and corporate filings for over 15 private and publicly listed companies and limited partnerships in Qwest’s portfolio, as well as arranging and closing numerous equity and debt financings. Mr. Flanigan also served as VP Corporate Development for Adelphia Communications Corporation, overseeing the company’s financial restructuring and ultimate sale to Time Warner Inc. and Comcast Corporation for approximately US$18 billion.

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

Benjamin W. Mossman was a director and officer of Banks Island Gold Ltd. (“Banks”), a company formerly listed on the TSX Venture Exchange that traded under the symbol “BOZ”, during the time it assigned itself into bankruptcy on January 7, 2016. Banks appointed D. Manning & Associates as trustee in the bankruptcy proceedings. Subsequent to the bankruptcy, FTI Consulting of Vancouver, BC, was appointed as receiver by a major secured creditor. The trustee subsequently applied to be discharged from its role as trustee, which was granted on April 4, 2018. To the best of Mr. Mossman’s knowledge, the secured creditor has taken possession of the property as of this date. To date, Banks remains undischarged from the bankruptcy proceedings.

Benjamin W. Mossman, Banks, and two other former employees of Banks, were subject to summary conviction proceedings commenced in August 2016 for alleged violations of the British Columbia provincial Environmental Management Act (the “EMA”), the Provincial Water Act, and the federal Fisheries Act. The charges are related to the active mining operations conducted by Banks at and on Banks Island, BC during the period from 2014 to 2016. The court found Mr. Mossman not guilty and acquitted of all charges specifically related to alleged pollution under the Fisheries and Water Act. He was acquitted of all but two minor offences under the EMA, for which the court imposed a $15,000 global fine against Mr. Mossman. All charges were dropped against one former employee and against Banks, and the court dismissed all charges against the other former employee.

Subsequent to the decision, the Crown and Defense Counsel for Mr. Mossman both filed appeals regarding certain of the original determinations as they relate to Mr. Mossman. The summary conviction appeal was heard by the BC Supreme Court in May 2019. In February 2020, the court issued its decision and ordered a new trial in the matter. Counsel for Mr. Mossman are currently seeking leave to appeal the BC Supreme Court decision to the BC Court of Appeal.

In a second trial, the Crown charged Mr. Mossman with obstruction of justice related to the investigation of the underlying charges laid under the EMA and the other provincial and federal environmental regulations. The court acquitted him of that charge on March 6, 2019. No appeal of the acquittal was filed by the Crown.

None of the Corporation’s directors or executive officers has been involved in any transactions with the Corporation or any of its directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

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

Item 11. Executive Compensation.

The following table sets forth information with respect to the compensation awarded or paid to Benjamin W. Mossman, our Chief Executive Officer, President and a director and Vince Boon, our Chief Financial Officer and Treasurer (the “Named Executive Officers”), for all services rendered in all capacities to our company during the past two fiscal years.  As of July 31, 2020, we did not have any other executive officers or former executive officers who had received total compensation in excess of US$100,000 during the fiscal year ended July 31, 2019.  Pursuant to Item 402(m)(4) of Regulation S-K, we have omitted certain columns from the table since there was no compensation awarded to, earned by or paid to the Named Executive Officer that was required to be reported in such columns in either year.

Summary Compensation Table
Name and Principal Position	Year Ended July 31	Salary (C$)	Stock Awards (C$)	Option Awards (C$) (1)	Total (C$)
Benjamin W. Mossman, Chief Executive Officer (2)	2020	180,000	-	270,640	450,640
	2019	180,000	-	59,918	239,918
Vince Boon, Chief Financial Officer	2020	60,000	-	5,867	65,867
	2019	60,000	-	-	60,000

(1)See Note 12 of the notes to our audited financial statements included in this Report for a description of the assumptions made in the valuation of option awards.

(2)Represents share-based payments related to options vesting during the years presented.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information relating to the options held by the Named Executive Officers as of July 31, 2020:

Outstanding Equity Awards at Fiscal Year-End
Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Option Exercise Price (C$)	Option Expiration Date	Number of Shares That Have Not Vested (#)	Market Value of Shares That Have Not Vested ($)
Benjamin W. Mossman	Nil (1)	N/A	N/A	Nil	Nil
Vince Boon	30,000 10,000	$1.20 $0.70	April 18, 2023 August 21, 2024	Nil	Nil
(1)	Mr. Mossman surrendered 1,097,298 options for cancellation on July 31, 2020. See Item 13, "Certain Relationships and Related Transactions, and Director Independence.”

Employment Agreements

On April 19, 2017, we entered into an executive employment agreement with Benjamin W. Mossman, which was amended on April 16, 2018 (the “Executive Employment Agreement”). The Executive Employment Agreement, which commenced on May 1, 2017, provides for an annual salary of $180,000 per year and that Mr. Mossman will, subject to the terms of the stock option plan and exchange policies, be granted options from time to time to maintain his right to purchase 5% of our issued and outstanding common stock. To date, Mr. Mossman has been granted options from time to time pursuant to the terms of his Executive Employment Agreement. See Item 13, “Certain Relationships and Related Transactions, and Director Independence.”

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

The following table sets out compensation for the year ended July 31, 2020 of those individuals who served as directors during that year but did not qualify as Named Executive Officers.

Name	Fees Earned or Paid in Cash (C$)	Option Awards (C$) (1)	Total (C$)
Murray Flanigan (2)	28,922(4)	23,468	52,390
Thomas I. Vehrs	26,764 (4)	23,468 (5)	50,232
John G. Proust	26,870	44,003 (5)	70,873

Lawrence Lepard(3)	26,865	58,671	85,536
(1)	See Note 10 of the notes to our audited financial statements included in this Report for a description of the assumptions made in the valuation of option awards.
(2)	Mr. Flanigan was elected a director on June 27, 2019.
(3)	Mr. Lepard was appointed a director on August 22, 2019.
(4)	Represents directors’ fees.
(5)	Represents share-based payments related to options granted during the year ended July 31, 2020.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the beneficial ownership of our common stock as of October 27, 2020 by (a) each person who serves as a director and/or is identified as a “Named Executive Officer” of Rise in Item 11, “Executive Compensation,” above, and by all of our current directors and executive officers as a group, and (b) each person known by us to beneficially own more than 5.0% of any class of our voting securities.

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

For the purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of our common stock that such person or group of persons has the right to acquire within 60 days.  For the purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named below, any shares that such person or group of persons has the right to acquire within 60 days of October 27, 2020 is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.  The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class(1)
Named Executive Officer and Directors

Benjamin W. Mossman	1,607,043 (2)	5.7%

Vince Boon	49,607 (3)	*

Murray Flanigan	40,000 (4)	*

John G. Proust	3,303,878 (5)(8)	11.2%

Thomas I. Vehrs	85,000 (6)	*

Lawrence Lepard	3,068,406(7)	11.1%

Executive Officers and Directors as a Group (6 persons)	8,153,934 (2)(3)(4)(5)(6)(7)(8)(9)	25.5%

5% Owners

Southern Arc Minerals Inc. Suite 650, 669 Howe Street Vancouver, BC V6C 0B4	2,390,612 (8)	8.2%

EMA GARP FUND, LLP 211 Grove Street Wellesley, Massachusetts 02482 +	1,959,656 (9)	7.2%
Yamana Gold Inc.
Royal Bank Plaza, North Tower 200 Bay Street, Suite 2200 Toronto, Ontario M5J 2J3	4,132,459 (10)	14.68%

(1)	Based on 26,770,298 shares of common stock issued and outstanding as of October 27, 2020.
(2)

Benjamin W. Mossman, our Chief Executive Officer, President and a director, holds 202,829 shares of common stock, 65,714 warrants, 10,000 of which are exercisable into common stock at a price of C$1.30 per share until March 1, 2021, 35,741 of which are exercisable into common stock at a price of C$1.00 per share until July 3, 2022 and 20,000 of which are exercisable into common stock at a price of $1.00 per share until July 31, 2022, and 1,338,500 stock options, each of which is exercisable into common stock at a price of $0.90 per share until September 22, 2025.

(3)

Vince Boon, our Chief Financial Officer and Treasurer, holds 9,607 shares of common stock and 40,000 stock options, 30,000 of which are exercisable into common stock at a price of C$1.20 per share until April 18, 2023 and 10,000 of which are exercisable into common stock at a price of C$0.70 per share until August 21, 2024.

(4)	Murray Flanigan, a director, holds 40,000 stock options, each of which is exercisable into common stock at a price of C$0.70 per share until August 21, 2024.

(5)

John G. Proust, a director, holds 583,878 shares of common stock, 345,000 stock options, 120,000 of which are exercisable into common stock at a price of C$1.20 per share until April 18, 2023, 150,000 of which are exercisable into common stock at a price of C$0.90 per share until November 29, 2023 and 75,000 of which are exercisable into common stock at a price of C$0.70 per share until August 21, 2024. Mr. Proust is the Chairman and CEO and a director of Southern Arc Minerals Inc. See note (8).

(6)

Thomas I. Vehrs, a director, holds 85,000 stock options, 25,000 of which are exercisable into common stock at a price of C$1.20 per share until April 18, 2023, 20,000 of which are exercisable into common stock at a price of C$1.00 per share until November 29, 2023 and 40,000 of which are exercisable into common stock at a price of C$0.70 per share until August 21, 2024.

(7)

Lawrence Lepard, a director, holds 591,875 shares of common stock and indirectly beneficially owns an additional 135,000 shares of common stock through his children. Mr. Lepard also holds 100,000 stock options, each of which is exercisable into common stock at a price of C$0.70 per share until August 21, 2024, and 281,875 warrants, 81,875 of which are exercisable into common stock at a price of C$1.20 per share until September 17, 2021 and 200,000 of which are exercisable into common stock at a price of C$1.00 per share until August 19, 2022. Mr. Lepard is the sole member and manager of EMA GARP GP, LLC, which is the general partner of EMA GARP FUND, LP. See note (9).

(8)

Southern Arc Minerals Inc. holds 15,612 shares of common stock and 2,375,000 warrants, 2,000,000 of which are exercisable into common stock at a price of C$1.50 per share until April 18, 2021 and 375,000 of which are exercisable into common stock at a price of C$1.00 per share until November 5, 2020. John G. Proust, one of our directors, is also the Chairman and CEO and a director of Southern Arc Minerals Inc. See note (5).

(9)

EMA GARP FUND, LLP holds 1,462,989 shares of common stock and 496,667 warrants, 130,000 of which are exercisable into common stock at a price of C$1.50 per share until April 18, 2021, 50,000 of which are exercisable into common stock at a price of C$1.00 per share until July 3, 2022, 250,000 of which are exercisable into common stock at a price of C$1.00 per share until August 19, 2022 and 66,667 of which are exercisable into common stock at a price of $1.00 per share until July 31, 2022. EMA GARP GP, LLC is the general partner of the EMA GARP FUND, LLP. Lawrence Lepard, one of our directors, is the sole member and manager of EMA GARP GP, LLC. See note (7).

(10)

Beneficially owned through Meridian Jerritt Canyon Corp., a wholly owned subsidiary of Yamana Gold Inc.  Includes 2,754,972 shares of common stock and 1,377,486 warrants, each of which is exercisable into common stock at a price of C$1.30 per share until March 1, 2021.

*	Less than 1%.

Changes in Control

We are not aware of any arrangements, including any pledge by any person of its securities, the operation of which may at a subsequent date result in a change in control of our company.

Securities Authorized for Issuance Under Equity Compensation Plans

On March 23, 2016, the Board of Directors approved the adoption of an incentive stock option plan that provides for the granting of options representing up to 10% of our common stock to its directors, officers, employees and consultants (the “Plan”). As of July 31, 2020, options to purchase 353,716 shares at prices of between C$1.00 and C$2.80 per share are outstanding to 14 persons under the Plan.

We do not have any other compensation plans under which our equity securities are authorized for issuance.

Equity Compensation Plan Information

As of July 31, 2020

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by shareholders	Nil	Nil	Nil
Equity compensation plans not approved by shareholders	353,716	C$1.50	1,850,880
Total	353,716	C$1.50	1,850,880

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

On April 17, 2018, we entered into a consulting agreement with J. Proust & Associates Inc. (“JPA”), a management services company owned by one of our directors, John Proust. JPA agreed to provide the Company with such business advisory, finance, accounting and corporate administrative services as may be requested by the Company, including a Chief Financial Officer, a Controller and Corporate Secretary, plus use of a fully furnished office, for a monthly fee of C$7,100, or C$85,200 on an annualized basis. The agreement provides that the Company may grant stock options to JPA or its employees, as determined by the Board of Directors from time to time. The agreement had a one-year term that commenced on April 17, 2018. On December 13, 2018, the parties amended the agreement to increase the compensation to C$15,000 per month, or C$180,000 on an annualized basis, and to revise the term of the agreement, with a new one-year term commencing on January 1, 2019 that continues thereafter on a month-to-month basis, unless the agreement is terminated by the parties in accordance with its terms. During the year ended July 31, 2020, the Company paid $133,708 to JPA under this agreement.

On October 16, 2018, we entered into an agreement with Meridian Jerritt Canyon Corp. (“Meridian”), a wholly-owned subsidiary of Yamana Gold Inc., pursuant to which Meridian completed a strategic initial investment in our company of C$1.75 million through the purchase of 1,750,000 units (the “Agreement”).  Under the Agreement, Meridian has the right, for as long as it owns 5% or more of our outstanding shares of common stock, to participate in any of our future equity financings in order to maintain its percentage equity interest or to increase its equity ownership up to 19.9% of our issued and outstanding shares. In addition, Meridian will be permitted to nominate one individual to our Board of Directors and to appoint two members to our advisory committee. The Agreement also granted Meridian an exclusive right of first offer and first refusal for a period of six months following the closing of the financing, in respect of any proposed transfer or sale by us of any interest, including a joint venture interest, in all or any part of the I-M Mine Project, on terms and conditions to be agreed upon by the parties. The right of first offer has expired.

On July 31, 2020, Benjamin Mossman, President. Chief Executive Officer and a director of the Company, voluntarily surrendered to the Company for cancellation 1,097,298 stock options (the “Cancelled Options”). The Cancelled Options had exercise prices ranging from CDN$0.70 to CDN$2.40 per share as follows:

Number of Optioned Shares	Exercise Price	Original Date of Grant	Expiry Date
461,284	CDN$0.70	Aug. 21, 2019	Aug. 21, 2024
100,000	CDN$1.00	Nov. 29, 2018	Nov. 29, 2023
263,100	CDN$1.20	Apr. 19, 2018	Apr. 19, 2023
58,660	CDN$2.00	Aug. 8, 2016	Aug. 8, 2021
214,254	CDN$2.40	Dec. 27, 2016	Dec. 27, 2021
1,097,298 Total

Mr. Mossman offered to surrender the Cancelled Options in order to free up additional authorized capital needed to help facilitate the closing of a $3,272,875 private placement on July 31, 2020. Mr. Mossman’s offer to surrender the Cancelled Options was made subject to the condition that once the Company’s authorized capital was increased, or sufficient authorized capital otherwise became available, the Company would grant Mr. Mossman new stock options to replace the Cancelled Options at a price and upon terms to be determined in accordance with, and subject to, applicable securities and stock exchange requirements. We could not issue replacement options until additional shares of our common stock were authorized that could then be reserved for issuance upon exercise of the replacement options.

On September 18, 2020, we held a Special Meeting of Stockholders at which the stockholders of the Company approved an increase in our authorized shares of common stock from 40,000,000 to 400,000,000.  On September 22, 2020, we granted 1,338,500 stock options to Mr. Mossman. The new stock options are exercisable at a price of $0.90 (~C$1.20) per share until September 22, 2025.

Director Independence

Because our common stock is not currently listed on a national securities exchange, we currently use the definition in Nasdaq Listing Rule 5605(a)(2) for determining director independence, which provides that an “independent director” is a person other than an executive officer or employee of the company or any other individual having a relationship which, in the opinion of the company’s Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.  The Nasdaq listing rules provide that a director cannot be considered independent if:

•the director is, or at any time during the past three years was, an employee of the company;

•the director or a family member of the director accepted any compensation from the company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the independence determination (subject to certain exclusions, including, among other things, compensation for board or board committee service);

•a family member of the director is, or at any time during the past three years was, an executive officer of the company;

•the director or a family member of the director is a partner in, controlling stockholder of, or an executive officer of an entity to which the company made, or from which the company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exclusions);

•the director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three years, any of the executive officers of the company served on the compensation committee of such other entity; or

•the director or a family member of the director is a current partner of the company’s outside auditor, or at any time during the past three years was a partner or employee of the company’s outside auditor, and who worked on the company’s audit.

We have determined that Murray Flanigan, Lawrence Lepard, John Proust, and Thomas Vehrs meet this definition of independence.

Item 14. Principal Accounting Fees and Services.

The following table shows the fees billed by our company’s auditor, Davidson & Company LLP Chartered Accountants, for the fiscal years ended July 31, 2020 and 2019, and a summary of the services provided under each category follows the table:

	July 31, 2020 (C$)	July 31, 2019 (C$)
Audit Fees	63,140	30,000
Audit-Related Fees	31,378	29,937
Tax Fees	-	-
All Other Fees	-	-

Audit Fees consist of fees billed for professional services rendered for the audit of the consolidated financial statements and review of the quarterly interim consolidated financial statements.

Audit-Related fees consist of the review of SEC comment letters and management responses.

Tax Fees consist of tax compliance fees and other tax planning advisory services.

All Other Fees:  There were no fees billed by Davidson & Company for professional services rendered for other compliance purposes for the years ended July 31, 2020 and 2019.

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

(a)The following financial statements are being filed as part of this Report:

Consolidated Financial Statements of Rise Gold Corp.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of July 31, 2020 and 2019

Consolidated Statement of Operations and Comprehensive Loss for the years ended July 31, 2020 and 2019

Consolidated Statement of Cash Flows for the years ended July 31, 2020 and 2019

Consolidated Statement of Stockholders’ Equity (Deficit) for the years ended July 31, 2020 and 2019

Notes to the Consolidated Financial Statements

(b)The following exhibits are being filed as part of this Report:

Number Exhibit Description

3.1 Articles of Incorporation, as amended through March 29, 2017 (1)

3.2 Certificate of Change made effective December 16, 2019 *

3.3Certificate of Amendment dated September 18, 2020 *

3.4Bylaws (2)

4.1Description of Capital Stock

10.1Incentive Stock Option Plan dated March 23, 2016 (1)

10.2Employment Agreement with Benjamin Mossman dated as of April 19, 2017 (1)

10.3April 16, 2018 Amendment to the Employment Agreement with Benjamin Mossman dated as of April 19, 2017 (3)

10.4Geological Consulting Services Agreement with Fred Tejada effective as of April 20, 2017 (1)

10.5Consulting Services Agreement dated May 1, 2018 with Cale Thomas (3)

10.6Form of Subscription Agreement with Meridian Jerritt Canyon Corp., a wholly-owned subsidiary of Yamana Gold Inc., dated October 16, 2018 (4)

10.7Consulting Agreement with J. Proust & Associates Inc., as amended, dated December 13, 2018 (5)

10.8Convertible Debenture issued to Meridian Jerritt Canyon Corp., dated as of February 14, 2019 (6)

10.9Guarantee of Convertible Debenture made by Rise Grass Valley Inc. in favor of Meridian Jerritt Canyon Corp., dated as of February 14, 2019 (6)

10.10Collateral Agreement in favor of Meridian Jerritt Canyon Corp., dated as of February 14, 2019 (6)

10.11Loan Agreement between Rise Grass Valley Inc. and Eridanus Capital, LLC dated August 30, 2019

10.12Collateral Agreement in favor of Eridanus Capital, LLC, dated August 30, 2019

10.13Deed of Trust in favor of Jeremy A. M. Evans, as trustee, for the benefit of Eridanus Capital, LLC dated August 30, 2019

14.1Code of Ethics (7)

14.1Subsidiaries of the registrant (1)

23.1Consent of Davidson & Company

31.1Certificate of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2Certificate of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1Certificate of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2Certificate of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INSXBRL Instance File

101.SCHXBRL Taxonomy Schema Linkbase Document

101.CALXBRL Taxonomy Extension Calculation Linkbase Document.

101.DEFXBRL Taxonomy Extension Definition Linkbase Document

101.LABXBRL Taxonomy Extension Label Linkbase Document

101.PREXBRL Taxonomy Extension Presentation Linkbase Document

_____________________

(1)Included as an exhibit to our registration statement on Form S-1 filed on September 5, 2017 and incorporated herein by reference.

(2)Included as an exhibit to our registration statement on Form S-1 filed on February 19, 2008 and incorporated herein by reference.

(3)Included as an exhibit to our registration statement on Form S-1 filed on May 29, 2018 and incorporated herein by reference.

(4)Included as an exhibit to post-effective Amendment No. 1 to our Form S-1 registration statement filed on November 26, 2018 and incorporated by reference.

(5)Included as an exhibit to our Form S-1 registration statement filed on January 17, 2019 and incorporated herein by reference.

(6)Included as an exhibit to our Form S-1 registration statement filed on April 17, 2019 and incorporated herein by reference.

(7)Included as an exhibit to Amendment No. 1 to our Form 10-K annual report filed on October 30, 2008 and incorporated herein by reference.

(8)Included as an exhibit to our Form 10-K annual report filed on October 29, 2019 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  October 27, 2020

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

October 27, 2020

/s/ Vince Boon

Vincent Boon

Chief Financial Officer, Treasurer

(Principal Financial and Accounting Officer)

October 27, 2020

/s/ Murray Flanigan

Murray Flanigan

Director

October 27, 2020

/s/ John Proust

John Proust

Director

October 27, 2020

/s/ Thomas Vehrs

Dr. Thomas Vehrs

Director

October 27, 2020

/s/ Lawrence Lepard

Lawrence Lepard

Director

October 27, 2020