Form 10-Q
period 2020-10-31
Rise Gold Corp.
filed 2020-12-15
CIK 1424864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2020

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

As of December 11, 2020, the registrant had 26,770,298 shares of common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The condensed consolidated interim financial statements of Rise Gold Corp. (“we”, “us”, “our”, the “Company”, or the “registrant”), a Nevada corporation, included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission. Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, the condensed consolidated interim financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company in the Company's Form 10-K for the fiscal year ended July 31, 2020.

1

RISE GOLD CORP.

(AN EXPLORATION STAGE COMPANY)

CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

PERIOD ENDED OCTOBER 31, 2020

2

RISE GOLD CORP.

(An Exploration Stage Company)

CONDENSED CONSOLIDATED INTERIM BALANCE SHEET

(Expressed in United States Dollars)

(Unaudited)

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

RISE GOLD CORP.

(An Exploration Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIOD ENDED OCTOBER 31, 2020

(Expressed in United States Dollars)

(Unaudited)

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

On January 29, 2016, the Company completed an initial public offering in Canada and began trading on the Canadian Securities Exchange (“CSE”) under trading symbol “RISE.CN” on February 1, 2016.

On September 18, 2020, the Company increased its authorized capital from 40,000,000 shares to 400,000,000 shares.

The Company is in the early stages of exploration and, as is common with any exploration company, it raises financing for its acquisition activities. The accompanying condensed consolidated interim financial statements have been prepared on the going concern basis, which presumes that the Company will continue operations for the foreseeable future and will be able to realize assets and discharge liabilities in the normal course of business.  The Company has incurred a loss of $1,025,358 for the three-month period ended October 31, 2020 and has accumulated a deficit of $18,965,957. The ability of the Company to continue as a going concern is dependent on the Company’s ability to maintain continued support from its shareholders and creditors and to raise additional capital and implement its business plan. There is no assurance that the Company will be able to obtain adequate financing in the future or that such financing will be on terms advantageous to the Company. However, management believes that the Company has sufficient working capital to meet its projected minimum financial obligations for the next fiscal year. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Furthermore, the novel coronavirus outbreak (“COVID-19”) was declared a pandemic by the World Health Organization in 2020. The situation is dynamic and the ultimate duration and magnitude of the impact on the economy and the Company’s business are not known at this time. These impacts could include an impact on the Company’s ability to obtain debt and equity financing to fund ongoing exploration activities as well as its ability to explore and conduct business. These consolidated financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.

At October 31, 2020, the Company had working capital of $2,858,825 (July 31, 2020 - $3,267,744).

2.BASIS OF PREPARATION

Generally Accepted Accounting Principles

The accompanying unaudited condensed consolidated interim financial statements have been prepared in conformity with generally accepted accounting principles of the United States of America (“US GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) for financial information with the instructions to Form 10-Q and Regulation S-K. Results are not necessarily indicative of results which may be achieved in the future.  The unaudited condensed consolidated interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the audited financial statements and notes thereto, together with Management’s Discussion and Analysis, for the year ended July 31, 2020. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such SEC rules and regulations. The operating results for the three months ended October 31, 2020 are not necessarily indicative of the results that may be expected for the year ended July 31, 2021.

RISE GOLD CORP.

(An Exploration Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIOD ENDED OCTOBER 31, 2020

(Expressed in United States Dollars)

(Unaudited)

2.BASIS OF PREPARATION (continued)

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

RISE GOLD CORP.

(An Exploration Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIOD ENDED OCTOBER 31, 2020

(Expressed in United States Dollars)

(Unaudited)

2.BASIS OF PREPARATION (continued)

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

Certain comparative figures have been reclassified to conform to the current period’s presentation.

3.PREPAID EXPENSES

RISE GOLD CORP.

(An Exploration Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIOD ENDED OCTOBER 31, 2020

(Expressed in United States Dollars)

(Unaudited)

4.MINERAL PROPERTY INTERESTS

The Company’s mineral properties balance consists of:

Idaho-Maryland, California

July 31, 2020 and October 31, 2020	$ 4,149,053

Title to mineral properties

Title to mineral properties involves certain inherent risks due to the difficulties of determining the validity of certain mineral titles as well as the potential for problems arising from the frequently ambiguous conveying history characteristic of many mineral properties. As at October 31, 2020, the Company holds title to the Idaho-Maryland Gold Mine Property.

As of October 31, 2020, based on management’s review of the carrying value of mineral rights, management determined that there is no evidence that the cost of these acquired mineral rights will not be fully recovered and accordingly, the Company determined that no adjustment to the carrying value of mineral rights was required. As of the date of these consolidated financial statements, the Company has not established any proven or probable reserves on its mineral properties and has incurred only acquisition and exploration costs.

Idaho-Maryland Gold Mine Property, California

On August 30, 2016, the Company entered into an option agreement with three parties to purchase a 100% interest in and to the Idaho-Maryland Gold Mine property located near Grass Valley, California, United States; pursuant to the option agreement, in order to exercise the option, the Company was required to pay $2,000,000 by November 30, 2016.  Upon execution of the option agreement, the Company paid the vendors a non-refundable cash deposit in the amount of $25,000, which was credited against the purchase price of $2,000,000 upon exercise of the option. On November 30, 2016, the Company negotiated an extension of the closing date of the option agreement to December 26, 2016, in return for a cash payment of $25,000, which was also credited against the purchase price of $2,000,000 upon exercise of the option. On December 28, 2016, the Company negotiated a further no-cost extension of the closing date of the option agreement to April 30, 2017. On January 25, 2017, the Company exercised the option by paying the net amount owing of $1,950,000 and acquired a 100% interest in the Idaho-Maryland Gold Mine property.

In connection with the option agreement, the Company agreed to pay a cash commission of $140,000 equal to 7 per cent of the purchase price of $2,000,000; the commission was settled on January 25, 2017 through the issuance of 92,000 units valued at C$2.00 per unit. Each unit consists of one share of common stock and one transferable share purchase warrant exercisable into one share of common stock at a price of C$4.00 for a period of two years from the date of issuance. On January 24, 2019, these warrants expired unexercised. The Company also incurred additional transaction costs of $109,053, which have been included in the carrying value of the Idaho-Maryland Gold Mine.

RISE GOLD CORP.

(An Exploration Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIOD ENDED OCTOBER 31, 2020

(Expressed in United States Dollars)

(Unaudited)

4.MINERAL PROPERTY INTERESTS (continued)

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

On May 14, 2018, the Company completed the purchase of the surface rights totalling approximately 82 acres by making the final payment of $1,300,000.

As at October 31, 2020, the Company has incurred cumulative exploration expenditures of $6,576,762 on the Idaho-Maryland Gold Mine property as follows:

	Three months ended October 31, 2020	Year ended July 31, 2020

Idaho-Maryland Gold Mine expenditures:
Opening balance	$ 6,387,402	$ 4,750,611

Consulting	157,396	1,472,374
Depreciation	6,213	22,986
Engineering	1,446	32,543
Exploration	1,005	(117,792)
Logistics	861	32,157
Rent	22,257	71,363
Supplies	-	11,007
Sampling	182	112,153
Total expenditures for the period	189,360	1,636,791

Closing balance	$ 6,576,762	$ 6,387,402

RISE GOLD CORP.

(An Exploration Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIOD ENDED OCTOBER 31, 2020

(Expressed in United States Dollars)

(Unaudited)

5.EQUIPMENT

6.CONTINGENCY

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

7.RELATED PARTY TRANSACTIONS

Key management personnel consist of the Chief Executive Officer, Chief Financial Officer, and the directors of the Company.  The remuneration of the key management personnel is as follows:

a)Salaries of $33,750 (2019 - $33,750) to the CEO of the Company.

b)Directors fees of $20,000 (2019 - $19,156) to directors of the Company.

c)During the period ended October 31, 2020, the Company paid $34,035 (2019 - $34,000) in professional and consulting fees to a company controlled by a director of the Company.

d)Share-based compensation of $560,792 (2019 - $326,393) for options granted during the period ended October 31, 2020.

e)As at October 31, 2020 and July 31, 2020 $20,131 and $79,479 were owed to related parties respectively.

RISE GOLD CORP.

(An Exploration Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIOD ENDED OCTOBER 31, 2020

(Expressed in United States Dollars)

(Unaudited)

8.LOAN PAYABLE

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

RISE GOLD CORP.

(An Exploration Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIOD ENDED OCTOBER 31, 2020

(Expressed in United States Dollars)

(Unaudited)

9.DERIVATIVE LIABILITY

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

The following table shows a continuity of the Company’s derivative liability:

For the three-month period ended October 31, 2020, the Company recorded a gain on fair value of derivative liability of $256,696 during the period (October 31, 2019 – loss of $1,744,179).

The following weighted average assumptions were used for the Black-Scholes pricing model valuation of warrants as at October 31, 2020 and July 31, 2020:

	October 31, 2020	July 31, 2020

Risk-free interest rate	1.52%	1.52%
Expected life of warrants	0.01 to 1.89 years	0.46 to 2.05 years
Expected annualized volatility	56.4% to 101.1%	92.6% to 117.0%
Dividend	Nil	Nil
Forfeiture rate	0%	0%

RISE GOLD CORP.

(An Exploration Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIOD ENDED OCTOBER 31, 2020

(Expressed in United States Dollars)

(Unaudited)

10.CAPITAL STOCK AND ADDITIONAL PAID-IN-CAPITAL

Private Placements

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

On September 23, 2020, the Company completed a non-brokered private placement for a total of $250,000 through the issuance of 333,333 units at a price of $0.75 per Unit (C$1.02 per Unit), with each Unit comprising one share of common stock and one-half of one common share purchase warrant. Each whole warrant entitles the holder to acquire one Share at an exercise price of $1.00 (C$1.36) until September 21, 2022. The Company has paid associated legal fees of $1,802 in connection with this financing.

RISE GOLD CORP.

(An Exploration Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIOD ENDED OCTOBER 31, 2020

(Expressed in United States Dollars)

(Unaudited)

10.CAPITAL STOCK AND ADDITIONAL PAID-IN-CAPITAL (continued)

Stock Options

On August 21, 2019, the Company granted 751,284 stock options to employees and directors of the Company pursuant to the terms of the Company’s Stock Option Plan. The options are exercisable at $0.50 (C$0.70) per share for a period of five years and expire on August 21, 2024. During the period ended October 31, 2019, the Company recorded $331,966 in share-based compensation.

On September 22, 2020, the Company granted a total of 1,338,500 stock options to the Company’s President and CEO, Benjamin Mossman. The stock options are exercisable at a price of $0.90 (C$1.20) per share until September 22, 2025. The company recorded share-based compensation of $560,792 in connection with this grant.

The following incentive stock options were outstanding and exercisable at October 31, 2020:

Number of Options	Weighted Average Exercise Price ($C)	Expiry Date

110,000	$1.50	March 22, 2021
75,000	0.50	March 17, 2023
350,000	1.20	April 19, 2023
180,000	1.00	November 30, 2023
290,000	0.70	August 21, 2024
1,338,500	1.20	September 22, 2025
2,343,500	$1.11

As at October 31, 2020, the aggregate intrinsic value of the Company’s stock options is $106,250 (July 31, 2020 – $73,400).

Stock option transactions are summarized as follows:

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

RISE GOLD CORP.

(An Exploration Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIOD ENDED OCTOBER 31, 2020

(Expressed in United States Dollars)

(Unaudited)

10.CAPITAL STOCK AND ADDITIONAL PAID-IN-CAPITAL (continued)

The following weighted average assumptions were used for the Black-Scholes pricing model valuation of stock options issued during the period ended October 31, 2020 and year ended July 31, 2020:

	October 31, 2020	July 31, 2020

Risk-free interest rate	1.52%	1.52%
Expected life of options	5.0 years	3-5 years
Expected annualized volatility	119.09%	117.21% - 123.27%
Dividend	Nil	Nil
Forfeiture rate	0%	0%

Warrants

The following warrants were outstanding at October 31, 2020:

Number of Warrants	Exercise Price (C$)	Expiry Date
375,000	1.30	November 5, 2020
3,516,100	1.50	April 18, 2021
288,125	1.20	August 31, 2021
200,313	1.20	September 17, 2021
933,686	1.30	March 1, 2021
518,407	1.00	July 3, 2022
2,302,517	1.00	August 19, 2022
1,150,000	1.00	September 3, 2022
2,225,352	1.36	July 31, 2022
166,666	1.36	September 21, 2022
11,676,166	1.27

During the period ended October 31, 2020, a total of 962,500 warrants with an exercise price of C$1.30 expired unexercised.

375,000 warrants with an exercise price of $1.30 expired subsequent to the period end unexercised.

Warrant transactions are summarized as follows:

RISE GOLD CORP.

(An Exploration Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIOD ENDED OCTOBER 31, 2020

(Expressed in United States Dollars)

(Unaudited)

11.SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

During the three-month periods ended October 31, 2020 and 2019, the Company had the following non-cash financing and investing activities:

For the period ended October 31, 2020:

a)The Company accrued $28,969 of interest expense as part of the outstanding balance of loan payable.

For the period ended October 31, 2019:

b)The Company issued a total of 11,196 finder’s warrants entitling the holder to acquire one share at a price of

$1.00 until August 19, 2022 with a fair value of $4,990. The following weighted average assumptions were used for the Black-Scholes pricing model valuation of these warrants: Risk-free interest rate – 1.52%; expected volatility – 123.27%; share price and strike price - C$1.00; expected life of warrants – 3 years.

12.SEGMENTED INFORMATION

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

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Our common stock is currently listed in Canada on the Canadian Securities Exchange (the “CSE”) under the symbol “RISE.CN”. We are a reporting issuer in British Columbia, Alberta, and Ontario in Canada. Our common stock is also currently traded in the United States on the OTCQX Market under the symbol “RYES”. We are an SEC reporting company by virtue of our class of common stock being registered under Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Business Development

Developments in our Company’s business during the July 31, 2020 fiscal year and the three month period ended October 31, 2020 include the following:

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

Plan of Operations

As at October 31, 2020, the Company had a cash balance of $2,854,868, compared to a cash balance of $3,378,826 as of July 31, 2020.

Our plan of operations for the next 12 months is to continue the Use Permit process in Nevada County California, to re-open the Idaho-Maryland gold mine at the I-M Mine Property.

The Company submitted the application for a Use Permit to Nevada County on November 21st 2019. On April 28th, 2020, with a vote of 5-0, the Nevada County (“County”) Board of Supervisors approved the contract for Raney Planning & Management Inc. (“Raney”) to prepare the Environmental Impact Report (“EIR”) and conduct contract planning services on behalf of the County for the proposed Idaho-Maryland Mine Project. Raney began work immediately to review the technical studies submitted by Rise with the Use Permit application and is currently preparing the Draft Environmental Impact Report (“Draft EIR”). A general outline of remaining milestones in the process to approval of the permit is outlined as follows;

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

The Company’s estimate of the remaining timeline to approval is approximately May 2021. Ancillary construction and operational permits would follow as needed.

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

The Company would produce barren rock from underground tunnelling and sand tailings as part of the project which would be used for creation of approximately 58 acres of level and useable industrial zoned land for future economic development in Nevada County.

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

Results of Operations

For the Periods Ended October 31, 2020 and 2019

The Company’s operating results for the periods ended October 31, 2020 and 2019 are summarized as follows:

Liquidity and Capital Resources

Working Capital

	At October 31, 2020	At July 31, 2020	At July 31, 2019
Current Assets	$3,228,489	$3,762,515	$415,227
Current Liabilities	$369,664	$494,771	$923,152
Working Capital	$2,858,825	$3,267,744	$(507,925)

Cash Flows

	For the three month period ended October 31, 2020	For the three month period ended October 31, 2019
Net Cash used in Operating Activities	$(772,156)	$(1,052,603)
Net Cash used in Investing Activities	$-	$-
Net Cash provided by Financing Activities	$248,198	$3,159,141
Net Increase (decrease) in Cash During the Period	$(523,958)	$2,106,538

As of October 31, 2020, the Company had $2,854,868 in cash, $3,228,489 in current assets, $7,972,689 in total assets, $369,664 in current liabilities and $2,761,500 in non-current liabilities, a working capital of $2,858,825 and an accumulated deficit of $18,965,957.

During the three-month period ended October 31, 2020, the Company used $772,156 (2019 - $1,052,603) in net cash on operating activities. The difference in net cash used in operating activities during the two periods was largely due to the increase in the Company’s net loss for the most recent period.

The Company had no investing activities during the three-month periods ending October 31, 2020 (October 31, 2019 - $Nil).

The Company received net cash of $248,198 (2019 - $3,159,141) from financing activities during the three-month period ended October 31, 2020.

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

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4.CONTROLS AND PROCEDURES.

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

As of the end of the period covered by this Report, management of the Company carried out an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on this evaluation, management concluded that the Company’s disclosure controls and procedures were not effective as of October 31, 2020 because a material weakness in internal control over financial reporting existed as of that date as a result of a lack of segregation of incompatible duties due to insufficient personnel.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the period ended October 31, 2020 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

ITEM 1A.RISK FACTORS.

Not required.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The Company has previously provided disclosure in Form 8-K reports regarding all of its unregistered sales of securities made during the quarter covered by this report.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6.EXHIBITS.

The following exhibits are filed herewith:

3.1Articles of Incorporation, as amended to date (1)

3.2Bylaws (2)

31.1Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INSXBRL Instance File

101.SCHXBRL Taxonomy Schema Linkbase Document

101.CALXBRL Taxonomy Extension Calculation Linkbase Document.

101.DEFXBRL Taxonomy Extension Definition Linkbase Document

101.LABXBRL Taxonomy Extension Label Linkbase Document

101.PREXBRL Taxonomy Extension Presentation Linkbase Document

__________________

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

By:	/s/ Benjamin Mossman
Benjamin Mossman, Chief Executive Officer
Date:	December 11, 2020