Form 10-Q
period 2021-01-31
Rise Gold Corp.
filed 2021-03-17
CIK 1424864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2021

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

As of March 15, 2021, the registrant had 26,770,298 shares of common stock issued and outstanding.

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

PERIOD ENDED JANUARY 31, 2021

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

FOR THE SIX-MONTH PERIOD ENDED JANUARY 31, 2021

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

The Company is in the early stages of exploration and, as is common with any exploration company, it raises financing for its acquisition activities. The accompanying condensed consolidated interim financial statements have been prepared on the going concern basis, which presumes that the Company will continue operations for the foreseeable future and will be able to realize assets and discharge liabilities in the normal course of business.  The Company has incurred a loss of $657,552 for the six-month period ended January 31, 2021 and has accumulated a deficit of $18,598,151. The ability of the Company to continue as a going concern is dependent on the Company’s ability to maintain continued support from its shareholders and creditors and to raise additional capital and implement its business plan. There is no assurance that the Company will be able to obtain adequate financing in the future or that such financing will be on terms advantageous to the Company. However, management believes that the Company has sufficient working capital to meet its projected minimum financial obligations for the next fiscal year. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

At January 31, 2021, the Company had working capital of $2,215,282 (July 31, 2020 - $3,267,744).

2.BASIS OF PREPARATION

Generally Accepted Accounting Principles

The accompanying unaudited condensed consolidated interim financial statements have been prepared in conformity with generally accepted accounting principles of the United States of America (“US GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) for financial information with the instructions to Form 10-Q and Regulation S-K. Results are not necessarily indicative of results which may be achieved in the future.  The unaudited condensed consolidated interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the audited financial statements and notes thereto, together with Management’s Discussion and Analysis, for the year ended July 31, 2020. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such SEC rules and regulations. The operating results for the six months ended January 31, 2021 are not necessarily indicative of the results that may be expected for the year ended July 31, 2021.

RISE GOLD CORP.

(An Exploration Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX-MONTH PERIOD ENDED JANUARY 31, 2021

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

In addition, beginning August 1, 2019, the Company also changed its reporting currency from Canadian dollars to United States dollars to provide greater clarity to users of the financial statements. The change in reporting currency was applied retrospectively effective beginning August 1, 2019. Financial statements for all periods presented have been recast into United States dollars.

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

FOR THE SIX-MONTH PERIOD ENDED JANUARY 31, 2021

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

3.PREPAID EXPENSES

RISE GOLD CORP.

(An Exploration Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX-MONTH PERIOD ENDED JANUARY 31, 2021

(Expressed in United States Dollars)

(Unaudited)

4.MINERAL PROPERTY INTERESTS

The Company’s mineral properties balance consists of:

Idaho-Maryland, California

July 31, 2020 and January 31, 2021	$ 4,149,053

Title to mineral properties

Title to mineral properties involves certain inherent risks due to the difficulties of determining the validity of certain mineral titles as well as the potential for problems arising from the frequently ambiguous conveying history characteristic of many mineral properties. As at January 31, 2021, the Company holds title to the Idaho-Maryland Gold Mine Property.

As of January 31, 2021, based on management’s review of the carrying value of mineral rights, management determined that there is no evidence that the cost of these acquired mineral rights will not be fully recovered and accordingly, the Company determined that no adjustment to the carrying value of mineral rights was required. As of the date of these consolidated financial statements, the Company has not established any proven or probable reserves on its mineral properties and has incurred only acquisition and exploration costs.

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

FOR THE SIX-MONTH PERIOD ENDED JANUARY 31, 2021

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

As at January 31, 2021, the Company has incurred cumulative exploration expenditures of $6,767,736 on the Idaho-Maryland Gold Mine property as follows:

	Six months ended January 31, 2021	Year ended July 31, 2020

Idaho-Maryland Gold Mine expenditures:
Opening balance	$ 6,387,402	$ 4,750,611

Consulting	247,021	1,472,374
Depreciation	12,612	22,986
Engineering	7,355	32,543
Exploration	61,398	(117,792)
Logistics	4,264	32,157
Rent	47,502	71,363
Supplies	-	11,007
Sampling	182	112,153
Total expenditures for the period	380,334	1,636,791

Closing balance	$ 6,767,736	$ 6,387,402

RISE GOLD CORP.

(An Exploration Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX-MONTH PERIOD ENDED JANUARY 31, 2021

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

7.RELATED PARTY TRANSACTIONS

Key management personnel consist of the Chief Executive Officer, Chief Financial Officer, and the directors of the Company.  The remuneration of the key management personnel is as follows:

a)Salaries of $67,500 (2020 - $67,500) to the CEO of the Company.

b)Directors fees of $40,000 (2020 - $44,500) to directors of the Company.

c)During the period ended January 31, 2021, the Company paid $68,992 (2020 - $68,187) in professional and consulting fees to a company controlled by a director of the Company.

d)Share-based compensation of $560,792 (2020 - $326,393) for options granted during the six-month period ended January 31, 2021.

e)As at January 31, 2021 and July 31, 2020, $20,000 and $79,479 were owed to related parties, respectively.

RISE GOLD CORP.

(An Exploration Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX-MONTH PERIOD ENDED JANUARY 31, 2021

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

FOR THE SIX-MONTH PERIOD ENDED JANUARY 31, 2021

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

The following table shows a continuity of the Company’s derivative liability:

For the six-month period ended January 31, 2021, the Company recorded a total gain on fair value of derivative liability of $1,333,140 during the period (January 31, 2020 – loss of $2,076,663).

The following weighted average assumptions were used for the Black-Scholes pricing model valuation of warrants as at January 31, 2021 and July 31, 2020:

	January 31, 2021	July 31, 2020

Risk-free interest rate	1.52%	1.52%
Expected life of warrants	0.08 to 1.64 years	0.46 to 2.05 years
Expected annualized volatility	84.6% to 116.0%	92.6% to 117.0%
Dividend	Nil	Nil
Forfeiture rate	0%	0%

RISE GOLD CORP.

(An Exploration Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX-MONTH PERIOD ENDED JANUARY 31, 2021

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

On August 19, 2019, the Company completed the second tranche of a non-brokered private placement for a total of $2,412,281 (C$3,207,850) through the sale of 4,582,644 units at a price of $0.53 (C$0.70) per unit where each unit consists of one share of common stock and one-half of one share purchase warrant. Each whole warrant is exercisable into one share of common stock at a price of $0.80 (C$1.00) until August 19, 2022. The Company has paid finders’ fees and associated legal fees of $8,710, and issued a total of 11,196 finder’s warrants valued at $4,990 (Note 11), entitling the holder to acquire one share at a price of $0.80 (C$1.00) until August 19, 2022.

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

FOR THE SIX-MONTH PERIOD ENDED JANUARY 31, 2021

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

The following incentive stock options were outstanding and exercisable as at January 31, 2021:

Number of Options	Weighted Average Exercise Price (C$)	Expiry Date

110,000	$1.50	March 22, 2021
75,000	0.50	March 17, 2023
350,000	1.20	April 19, 2023
180,000	1.00	November 30, 2023
290,000	0.70	August 21, 2024
1,338,500	1.20	September 22, 2025
2,343,500	$1.11

As at January 31, 2021, the aggregate intrinsic value of the Company’s stock options is $14,250 (July 31, 2020 – $73,400).

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

FOR THE SIX-MONTH PERIOD ENDED JANUARY 31, 2021

(Expressed in United States Dollars)

(Unaudited)

10.CAPITAL STOCK AND ADDITIONAL PAID-IN-CAPITAL (continued)

The following weighted average assumptions were used for the Black-Scholes pricing model valuation of stock options issued during the period ended January 31, 2021 and year ended July 31, 2020:

	January 31, 2021	July 31, 2020

Risk-free interest rate	1.52%	1.52%
Expected life of options	5 years	3-5 years
Expected annualized volatility	119.09%	117.21% - 123.27%
Dividend	Nil	Nil
Forfeiture rate	0%	0%

Warrants

The following warrants were outstanding at January 31, 2021:

Number of Warrants	Exercise Price (C$)	Expiry Date

3,516,100	$ 1.50	April 18, 2021
288,125	1.20	August 31, 2021
200,313	1.20	September 17, 2021
933,686	1.30	March 1, 2021
518,407	1.00	July 3, 2022
2,302,517	1.00	August 19, 2022
1,150,000	1.00	September 3, 2022
2,225,352	1.36	July 31, 2022
166,666	1.36	September 21, 2022
11,301,166	$ 1.27

During the period ended January 31, 2021, a total of 1,337,500 warrants with an exercise price of C$1.30 expired unexercised.

Warrant transactions are summarized as follows:

RISE GOLD CORP.

(An Exploration Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX-MONTH PERIOD ENDED JANUARY 31, 2021

(Expressed in United States Dollars)

(Unaudited)

11.SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

During the six-month periods ended January 31, 2021 and 2020, the Company had the following non-cash financing and investing activities:

For the period ended January 31, 2021:

a)The Company accrued $58,702 of interest expense as part of the outstanding balance of loan payable.

For the period ended January 31, 2020:

b)Company accrued $42,441 of interest expense as part of the outstanding balance of loan payable.

c)The Company issued a total of 11,196 finder’s warrants entitling the holder to acquire one share at a price of

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

-Discrete financial information is available.

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

As of January 31, 2021, based on management’s review of the carrying value of mineral rights, management determined that there is no evidence that the cost of these acquired mineral rights will not be fully recovered and accordingly, the Company determined that no adjustment to the carrying value of mineral rights was required. As of the date of these consolidated financial statements, the Company has not established any proven or probable reserves on its mineral properties and has incurred only acquisition and exploration costs.

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

Business Development

Developments in our Company’s business during the July 31, 2020 fiscal year and the six-month period ended January 31, 2021 include the following:

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

Plan of Operations

As at January 31, 2021, the Company had a cash balance of $2,112,768, compared to a cash balance of $3,378,826 as of July 31, 2020.

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

3) Raney publishes a Final EIR which includes responses to public comments on the Draft EIR; and

4) County decision makers review the Final EIR, certify the environmental document and consider approval of the Use Permit and Reclamation Plan at a public hearing.

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

Results of Operations

For the Periods Ended January 31, 2021 and 2020

The Company’s operating results for the periods ended January 31, 2021 and 2020 are summarized as follows:

Liquidity and Capital Resources

Working Capital

	At January 31, 2021	At July 31, 2020	At July 31, 2019
Current Assets	$2,506,964	$3,762,515	$416,569
Current Liabilities	$291,682	$494,771	$923,152
Working Capital	$2,215,282	$3,267,744	$(506,583)

Cash Flows

	For the six-month period ended January 31, 2021	For the six-month period ended January 31, 2020
Net Cash used in Operating Activities	$(1,514,256)	$(1,603,191)
Net Cash used in Investing Activities	$-	$-
Net Cash provided by Financing Activities	$248,198	$3,015,604
Net Increase (decrease) in Cash During the Period	$(1,266,058)	$1,412,413

As of January 31, 2021, the Company had $2,112,768 in cash, $2,506,964 in current assets, $7,244,765 in total assets, $291,682 in current liabilities and $1,743,752 in non-current liabilities, a working capital of $2,215,282 and an accumulated deficit of $18,598,151.

During the six-month period ended January 31, 2021, the Company used $1,514,256 (2020 - $1,603,191) in net cash on operating activities. The difference in net cash used in operating activities during the two periods was largely due to the lower net loss for the most recent period as a result of the revaluation adjustment of the derivative liability.

The Company had no investing activities during the six-month periods ending January 31, 2021 (January 31, 2020 - $Nil).

The Company received net cash of $248,198 (2020 - $3,015,604) from financing activities during the six-month period ended January 31, 2021.

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

As of the end of the period covered by this Report, management of the Company carried out an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on this evaluation, management concluded that the Company’s disclosure controls and procedures were not effective as of January 31, 2021 because a material weakness in internal control over financial reporting existed as of that date as a result of a lack of segregation of incompatible duties due to insufficient personnel.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the period ended January 31, 2021 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

By:	/s/ Benjamin Mossman
Benjamin Mossman, Chief Executive Officer
Date:	March 15, 2021