Form 10-Q
period 2021-04-30
Rise Gold Corp.
filed 2021-06-14
CIK 1424864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2021

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

As of June 11, 2021, the registrant had 26,770,298 shares of common stock issued and outstanding.

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

PERIOD ENDED APRIL 30, 2021

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

FOR THE NINE-MONTH PERIOD ENDED APRIL 30, 2021

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

The Company is in the early stages of exploration and, as is common with any exploration company, it raises financing for its acquisition activities. The accompanying condensed consolidated interim financial statements have been prepared on the going concern basis, which presumes that the Company will continue operations for the foreseeable future and will be able to realize assets and discharge liabilities in the normal course of business.  The Company has incurred a loss of $1,028,412 for the nine-month period ended April 30, 2021 and has accumulated a deficit of $18,969,011. The ability of the Company to continue as a going concern is dependent on the Company’s ability to maintain continued support from its shareholders and creditors and to raise additional capital and implement its business plan. There is no assurance that the Company will be able to obtain adequate financing in the future or that such financing will be on terms advantageous to the Company. However, management believes that the Company has sufficient working capital to meet its projected minimum financial obligations for the next fiscal year. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. At April 30, 2021, the Company had working capital of $1,680,557 (July 31, 2020 - $3,267,744).

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

2.BASIS OF PREPARATION

Generally Accepted Accounting Principles

The accompanying unaudited condensed consolidated interim financial statements have been prepared in conformity with generally accepted accounting principles of the United States of America (“US GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) for financial information with the instructions to Form 10-Q and Regulation S-K. Results are not necessarily indicative of results which may be achieved in the future.  The unaudited condensed consolidated interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the audited financial statements and notes thereto, together with Management’s Discussion and Analysis, for the year ended July 31, 2020. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such SEC rules and regulations. The operating results for the nine months ended April 30, 2021 are not necessarily indicative of the results that may be expected for the year ended July 31, 2021.

RISE GOLD CORP.

(An Exploration Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE-MONTH PERIOD ENDED APRIL 30, 2021

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

FOR THE NINE-MONTH PERIOD ENDED APRIL 30, 2021

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

3.PREPAID EXPENSES

RISE GOLD CORP.

(An Exploration Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE-MONTH PERIOD ENDED APRIL 30, 2021

(Expressed in United States Dollars)

(Unaudited)

4.MINERAL PROPERTY INTERESTS

The Company’s mineral properties balance consists of:

Idaho-Maryland, California

July 31, 2020 and April 30, 2021	$ 4,149,053

Title to mineral properties

Title to mineral properties involves certain inherent risks due to the difficulties of determining the validity of certain mineral titles. Additionally, the potential for problems arising from the frequently ambiguous conveying history characteristic of many mineral properties also exist. The Company received a title opinion on the mineral rights of the Idaho-Maryland Mine property which concludes that ownership belongs to Rise Grass Valley Inc. As at April 30, 2021, the Company holds title to the Idaho-Maryland Gold Mine Property.

As of April 30, 2021, based on management’s review of the carrying value of mineral rights, management determined that there is no evidence that the cost of these acquired mineral rights will not be fully recovered and accordingly, the Company determined that no adjustment to the carrying value of mineral rights was required. As of the date of these consolidated financial statements, the Company has not established any proven or probable reserves on its mineral properties and has incurred only acquisition and exploration costs.

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

FOR THE NINE-MONTH PERIOD ENDED APRIL 30, 2021

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

On May 14, 2018, the Company completed the purchase of the surface rights totalling approximately 82 acres by making the final payment of $1,300,000.

As at April 30, 2021, the Company has incurred cumulative exploration expenditures of $6,983,523 on the Idaho-Maryland Gold Mine property as follows:

	Nine months ended April 30, 2021	Year ended July 31, 2020

Idaho-Maryland Gold Mine expenditures:
Opening balance	$ 6,387,402	$ 4,750,611

Consulting	401,111	1,472,374
Depreciation	19,010	22,986
Engineering	11,585	32,543
Exploration	90,049	(117,792)
Logistics	4,314	32,157
Rent	69,484	71,363
Supplies	384	11,007
Sampling	184	112,153
Total expenditures for the period	596,121	1,636,791

Closing balance	$ 6,983,523	$ 6,387,402

RISE GOLD CORP.

(An Exploration Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE-MONTH PERIOD ENDED APRIL 30, 2021

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

7.RELATED PARTY TRANSACTIONS

Key management personnel consist of the Chief Executive Officer, Chief Financial Officer, and the directors of the Company.  The remuneration of the key management personnel is as follows:

a)Salaries of $101,250 (2020 - $101,250) to the CEO of the Company.

b)Directors fees of $60,000 (2020 - $64,167) to directors of the Company.

c)During the period ended April 30, 2021, the Company paid $104,740 (2020 - $100,799) in professional and consulting fees to a company controlled by a director of the Company.

d)Share-based compensation of $560,792 (2020 - $326,393) for options granted during the nine-month period ended April 30, 2021.

e)As at April 30, 2021 and July 31, 2020, $20,000 and $79,479 were owed to related parties, respectively.

RISE GOLD CORP.

(An Exploration Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE-MONTH PERIOD ENDED APRIL 30, 2021

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

FOR THE NINE-MONTH PERIOD ENDED APRIL 30, 2021

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

The following table shows a continuity of the Company’s derivative liability:

For the nine-month period ended April 30, 2021, the Company recorded a total gain on fair value of derivative liability of $1,560,945 during the period (April 30, 2020 – loss of $1,314,564).

The following weighted average assumptions were used for the Black-Scholes pricing model valuation of warrants as at April 30, 2021 and July 31, 2020:

	April 30, 2021	July 31, 2020

Risk-free interest rate	1.52%	1.52%
Expected life of warrants	0.34 to 1.39 years	0.46 to 2.05 years
Expected annualized volatility	80.6% to 88.7%	92.6% to 117.0%
Dividend	Nil	Nil
Forfeiture rate	0%	0%

RISE GOLD CORP.

(An Exploration Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE-MONTH PERIOD ENDED APRIL 30, 2021

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

On August 19, 2019, the Company completed the second tranche of a non-brokered private placement for a total of $2,412,281 (C$3,207,850) through the sale of 4,582,644 units at a price of $0.53 (C$0.70) per unit where each unit consists of one share of common stock and one-half of one share purchase warrant. Each whole warrant is exercisable into one share of common stock at a price of $0.80 (C$1.00) until August 19, 2022. The Company has paid finders’ fees and associated legal fees of $8,710, and issued a total of 11,196 finder’s warrants valued at $4,990, entitling the holder to acquire one share at a price of $0.80 (C$1.00) until August 19, 2022.

On July 31, 2020, the Company completed a non-brokered private placement for a total of $3,272,875 through the issuance of 4,363,833 units at a price of $0.75 per Unit (C$1.02 per Unit), with each Unit comprising of one share of common stock (a “Share”) and one-half of one share purchase warrant. Each whole warrant entitles the holder to acquire one Share at an exercise price of $1.00 until July 31, 2022. The Company paid a total of $40,414 in finders’ fees and issued a total of 43,435 finder’s warrants with a fair value of $15,500, where each finder’s warrant entitles the holder to acquire one Share at a price of $1.00 until July 31, 2022. The following weighted average assumptions were used for the Black-Scholes pricing model valuation of these warrants: Risk-free interest rate – 1.52%; expected volatility – 115.42%; share price of C$0.86 and strike price – C$1.02; expected life of warrants – 2 years.

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

FOR THE NINE-MONTH PERIOD ENDED APRIL 30, 2021

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

The following incentive stock options were outstanding and exercisable as at April 30, 2021:

Number of Options	Weighted Average Exercise Price (C$)	Expiry Date

75,000	0.50	March 17, 2023
350,000	1.20	April 19, 2023
180,000	1.00	November 30, 2023
290,000	0.70	August 21, 2024
1,338,500	1.20	September 22, 2025
2,233,500	1.09

As at April 30, 2021, the aggregate intrinsic value of the Company’s stock options is $13,500 (July 31, 2020 – $73,400).

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

FOR THE NINE-MONTH PERIOD ENDED APRIL 30, 2021

(Expressed in United States Dollars)

(Unaudited)

10.CAPITAL STOCK AND ADDITIONAL PAID-IN-CAPITAL (continued)

The following weighted average assumptions were used for the Black-Scholes pricing model valuation of stock options issued during the period ended April 30, 2021 and year ended July 31, 2020:

	April 30, 2021	July 31, 2020

Risk-free interest rate	1.52%	1.52%
Expected life of options	5 years	3-5 years
Expected annualized volatility	119.09%	117.21% - 123.27%
Dividend	Nil	Nil
Forfeiture rate	0%	0%

Warrants

The following warrants were outstanding at April 30, 2021:

Number of Warrants	Exercise Price (C$)	Expiry Date

288,125	1.20	August 31, 2021
200,313	1.20	September 17, 2021
518,407	1.00	July 3, 2022
2,302,517	1.00	August 19, 2022
1,150,000	1.00	September 3, 2022
2,225,352	1.36	July 31, 2022
166,666	1.36	September 21, 2022
6,851,380	1.14

During the period ended April 30, 2021, a total of 5,787,286 warrants with an exercise price of C$1.30 expired unexercised.

Warrant transactions are summarized as follows:

RISE GOLD CORP.

(An Exploration Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE-MONTH PERIOD ENDED APRIL 30, 2021

(Expressed in United States Dollars)

(Unaudited)

11.SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

During the nine-month periods ended April 30, 2021 and 2020, the Company had the following non-cash financing and investing activities:

For the period ended April 30, 2021:

a)The Company accrued $88,226 of interest expense as part of the outstanding balance of loan payable.

For the period ended April 30, 2020:

b)Company accrued $72,790 of interest expense as part of the outstanding balance of loan payable.

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

As of April 30, 2021, based on management’s review of the carrying value of mineral rights, management determined that there is no evidence that the cost of these acquired mineral rights will not be fully recovered and accordingly, the Company determined that no adjustment to the carrying value of mineral rights was required. As of the date of these consolidated financial statements, the Company has not established any proven or probable reserves on its mineral properties and has incurred only acquisition and exploration costs.

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

Business Development

Developments in our Company’s business during the July 31, 2020 fiscal year and the nine-month period ended April 30, 2021 include the following:

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

Plan of Operations

As at April 30, 2021, the Company had a cash balance of $1,534,934, compared to a cash balance of $3,378,826 as of July 31, 2020.

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

The Company’s estimate of the remaining timeline to approval is approximately late 2021. Ancillary construction and operational permits would follow as needed.

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

Results of Operations

For the Periods Ended April 30, 2021 and 2020

The Company’s operating results for the periods ended April 30, 2021 and 2020 are summarized as follows:

Liquidity and Capital Resources

Working Capital

	At April 30, 2021	At July 31, 2020	At July 31, 2019
Current Assets	$1,860,442	$3,762,515	$416,569
Current Liabilities	$179,885	$494,771	$923,152
Working Capital	$1,680,558	$3,267,744	$(506,583)

Cash Flows

	For the nine-month period ended April 30, 2021	For the nine-month period ended April 30, 2020
Net Cash used in Operating Activities	$(2,092,090)	$(2,202,248)
Net Cash used in Investing Activities	$-	$-
Net Cash provided by Financing Activities	$248,198	$3,013,896
Net Increase (decrease) in Cash During the Period	$(1,843,892)	$811,648

As of April 30, 2021, the Company had $1,534,934 in cash, $1,860,442 in current assets, $6,591,845 in total assets, $179,885 in current liabilities and $1,573,489 in non-current liabilities, a working capital of $1,680,558 and an accumulated deficit of $18,969,011.

During the nine-month period ended April 30, 2021, the Company used $2,092,090 (2020 - $2,202,248) in net cash on operating activities. The difference in net cash used in operating activities during the two periods was largely due to the lower net loss for the most recent period as a result of the revaluation adjustment of the derivative liability.

The Company had no investing activities during the nine-month periods ending April 30, 2021 (April 30, 2020 - $Nil).

The Company received net cash of $248,198 (2020 - $3,013,896) from financing activities during the nine-month period ended April 30, 2021.

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

As of the end of the period covered by this Report, management of the Company carried out an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on this evaluation, management concluded that the Company’s disclosure controls and procedures were not effective as of April 30, 2021 because a material weakness in internal control over financial reporting existed as of that date as a result of a lack of segregation of incompatible duties due to insufficient personnel.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the period ended April 30, 2021 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

The Company made no unregistered sales of securities during the quarter covered by this report.

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

By:	/s/ Benjamin Mossman
Benjamin Mossman Chief Executive Officer and President (Principal Executive Officer)
By:	/s/ Vincent Boon
Vincent Boon Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)
Date	June 11, 2021