Form 10-K
period 2021-07-31
Rise Gold Corp.
filed 2021-10-29
CIK 1424864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________________

FORM 10-K

____________________________

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2021

Commission File Number: 000-53848

RISE GOLD CORP.

(Exact name of registrant as specified in its charter)

Nevada	30-0692325
(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)

650 - 669 Howe Street

Vancouver, British Columbia, Canada V6C 0B4

(Address of principal executive offices)

(604) 260-4577

(Registrant's telephone number, including area code)

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934: ☐ Yes ☒ No

Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Smaller reporting company ☒
Non-accelerated filer ☐	Emerging growth company ☒
Accelerated filer ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: $11,587,079

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of October 27, 2021, the registrant had 26,770,298 shares of common stock issued and outstanding.

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K (this "Report") contains "forward-looking statements" relating to Rise Gold Corp. (the "Company") which represent our current expectations or beliefs, including statements concerning its operations, performance, financial condition and growth. For this purpose, any statements contained in this Report that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "anticipate", "intend", "could", "estimate", or "continue" or the negative or other comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, such as credit losses, dependence on management and key personnel, our ability to continue our growth strategy and competition, certain of which are beyond our control. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

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

On January 14, 2015, we completed a merger with our wholly owned subsidiary, Rise Resources Inc., and formally assumed the subsidiary's name by filing Articles of Merger with the Nevada Secretary of State. The subsidiary was incorporated entirely for the purpose of effecting the name change and the merger did not affect our Articles of Incorporation or corporate structure in any other way.

On January 22, 2015, we completed a 1 for 80 reverse split of our common stock and effected a corresponding decrease in our authorized capital by filing a Certificate of Change with the Nevada Secretary of State. As a result of the reverse split, our authorized capital decreased from 1,680,000,000 shares to 21,000,000 and our issued and outstanding common stock decreased from 63,400,000 shares to 792,518, with each fractional share being rounded up to the nearest whole share.

Both the name change and reverse split became effective in the market at the open of business on February 9, 2015.

On April 9, 2015, we increased our authorized capital from 21,000,000 to 400,000,000 shares of common stock. On December 16, 2019, as a result of a 1 for 10 reverse split, authorized capital was reduced to 40,000,000. On September 18, 2020, the shareholders approved an increase to authorize capital to 400,000,000 shares.

On March 29, 2017, we completed another merger with our wholly owned subsidiary, Rise Gold Corp., and formally assumed the subsidiary's name by filing Articles of Merger with the Nevada Secretary of State. The subsidiary was incorporated entirely for the purpose of effecting the name change and the merger did not affect our Articles of Incorporation or corporate structure in any other way.

We currently have one wholly owned subsidiary, Rise Grass Valley, Inc., which holds certain of our interests and assets located in the United States, and in particular, our interest in the Idaho-Maryland Gold Mine property near Grass Valley, California (the "I-M Mine Property"). Rise Grass Valley, Inc. was incorporated in the state of Nevada pursuant to the Nevada Revised Statutes.

Our common stock is currently listed in Canada on the Canadian Securities Exchange (the "CSE") under the symbol "RISE". We are a reporting issuer in British Columbia, Alberta, and Ontario in Canada. Our common stock is also currently traded in the United States on the OTCQX Market under the symbol "RYES". We are an SEC reporting company by virtue of our class of common stock being registered under Section 12(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act").

Description of Business

We are a mineral exploration company and our primary asset is a major past producing high-grade I-M Mine Property near Grass Valley, California, United States, which we own outright. In the past, we have held several other potential mineral properties in British Columbia, Canada, which have been written off based on the strength of the I-M Mine Project.

Business Development

Developments in our Company's business during the July 31, 2021 fiscal year covered by this report include the following:

On August 19, 2019, the Company completed the second tranche of a non-brokered private placement for a total of $2,412,281 (C$3,207,850) through the sale of 4,582,644 units at a price of $0.53 (C$0.70) per unit where each unit consists of one share of common stock and one-half of one share purchase warrant. Each whole warrant is exercisable into one share of common stock at a price of $0.80 (C$1.00) until August 19, 2022. The Company has paid finders' fees and associated legal fees of $8,710 and issued a total of 11,196 finder's warrants with a value of $4,990 entitling the holder to acquire one share at a price of $0.80 (C$1.00) until August 19, 2022. The following weighted average assumptions were used for the Black-Scholes pricing model valuation of these warrants: Risk-free interest rate - 1.52%; expected volatility - 123.27%; share price of C$0.85 and strike price - C$1.00; expected life of warrants - 3 years.

.

On September 3, 2019, the Company completed a debt financing with Eridanus Capital LLC (the "Lender") for $1,000,000 (the "Loan"). The Loan has a term of 4 years and an annual interest rate of 10% for the first two years increasing to 20% in year 3 and to 25% in year 4. Interest will accrue and be paid along with the principal upon the maturity date. The Lender received 1,150,000 bonus share purchase warrants as additional consideration for advancing the Loan. The fair value of these warrants was calculated to be $444,942 which was netted against the loan payable balance along with $15,000 paid to the lender for a total of $459,942 in other issuance costs. Each warrant entitles the holder to acquire one share of common stock at an exercise price of $0.80 (C$1.00) for a period of three years from the date of issuance. The Loan may be repaid prior to the maturity date, in whole or in part, provided that all accrued interest is paid. In addition, if total interest payments are less than $200,000, the difference will be paid to the Lender as prepayment compensation. The Loan is secured against the assets of the Company and its subsidiary and will be used for permitting, engineering and working capital at the Company's Idaho Maryland Gold Project.

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

On December 16, 2019, the Company completed a 1 for 10 reverse split of the Company's authorized and issued shares of common stock with a par value of $0.001 per share. All references to the Company's shares issued and outstanding have been adjusted to reflect this change.

On July 31, 2020, the Company completed a non-brokered private placement for a total of $3,272,875 through the issuance of 4,363,833 units (each a "Unit") at a price of $0.75 per Unit (C$1.02 per Unit), with each Unit comprising one share of common stock (a "Share") and one-half of one share purchase warrant. Each whole warrant entitles the holder to acquire one Share at an exercise price of $1.00 until July 31, 2022. The Company paid a total of $40,414 in finders fees and issued a total of 43,435 finders warrants, where each finder's warrant entitles the holder to acquire one Share at a price of $1.00 until July 31, 2022. To accommodate the lack of authorized capital to facilitate the closing of the private placement, the Company's President and CEO surrendered 1,097,298 stock options priced between C$0.70 and C$2.40 per share.

On September 18, 2020, the Company announced an increase of the Company's authorized capital from 40,000,000 shares of common stock with a par value of $0.001 per share to 400,000,000 shares of common stock with a par value of $0.001 per share.

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

As of July 31, 2021, based on management's review of the carrying value of mineral rights, management determined that there is no evidence that the cost of these acquired mineral rights will not be fully recovered and accordingly, the Company determined that no adjustment to the carrying value of mineral rights was required. As of the date of these consolidated financial statements, the Company has not established any proven or probable reserves on its mineral properties and has incurred only acquisition and exploration costs.

Plan of Operations

As at July 31, 2021, we had a cash balance of $773,279, compared to a cash balance of $3,378,826 as of July 31, 2020.

Our plan of operations for the next 12 months is to continue the Use Permit process in Nevada County California, to re-open the Idaho-Maryland gold mine at the I-M Mine Property.

The Company submitted the application for a Use Permit to Nevada County on November 21, 2019. On April 28th, 2020, with a vote of 5-0, the Nevada County ("County") Board of Supervisors approved the contract for Raney Planning & Management Inc. ("Raney") to prepare the Environmental Impact Report ("EIR") and conduct contract planning services on behalf of the County for the proposed Idaho-Maryland Mine Project. Raney has been working since that time on review of the technical studies submitted by Rise with the Use Permit application and preparing the Draft Environmental Impact Report ("Draft EIR"). A general outline of remaining milestones in the process to approval of the permit is outlined as follows;

1) County planning staff and Raney prepare a Draft EIR

2) Draft EIR is published for public comment;

3) Raney publishes a Final EIR which includes responses to public comments on the Draft EIR; and

4) County decision makers review the Final EIR, certify the environmental document and consider approval of the Use Permit and Reclamation Plan at a public hearing.

The Company's estimate of the remaining timeline to approval is approximately early 2022. Ancillary construction and operational permits would follow as needed.

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

Employees

The Company has one full-time employee, which is the Chief Executive Officer. Our other officers and directors provide services to us on an as-needed basis, and we plan to rely on their efforts, as well as those of a number of independent consultants, to manage our operations for the foreseeable future.

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

Item 1A.  Risk Factors

Not required.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Selective Glossary of Technical Terms

accretion - Process by which material is added to a tectonic plate or landmass. This material may be sediment, volcanic arcs, seamounts or other igneous features.

albite - A kind of plagioclase mineral within the feldspar group with formula NaAlSi3O8. Its colour is white to grey.

amphibolite - A gneiss or schist largely made up of amphibole and plagioclase minerals.

ankerite - A calcium, iron, magnesium, manganese carbonate mineral of the group of rhombohedral carbonates.

arsenic - Chemical element with the symbol As and occurs in many minerals, usually in combination with sulfur and metals, but also as a pure elemental crystal.

carbonate - Class of sedimentary rocks composed primarily of carbonate minerals; the two major types are limestone and dolomite.

chalcopyrite - A sulphide mineral of copper common in the zone of secondary enrichment.

chlorite - Group name for about 10 related minerals and a member of the mica group of minerals. Chlorite is very common, and is often an uninteresting green mineral coating the surface of more important minerals.

en-echelon - Roughly parallel but staggered structures.

epizonal - Depth of formation of an orogenic deposit (<6 km / <3.7 mi).

facies - The characteristics of a rock unit that reflect its environment of deposition and allow it to be distinguished from rock deposited in an adjacent environment.

foliation - Repetitive layering in metamorphic rocks; the thickness of the layers can vary.

footwall - The rock on the underside of a vein or mineralized structure.

free gold - Gold, uncombined with other minerals, found in a pure state.

free milling - Mineralized material of gold from which the precious metals can be recovered by concentrating methods without resorting to pressure leaching or other chemical treatment.

gabbro - A dark, coarse-grained igneous rock.

galena - Lead sulphide, the most common form of lead.

gangue - The worthless minerals in an mineralized deposit.

greenschist - Metamorphic rocks that formed under the lowest temperatures and pressures usually produced by regional metamorphism, typically 300-450 °C (570-840 °F) and 2-10 kilobars (14,500-58,000 psi).

hanging wall - The rock on the upper side of an inclined vein or mineralized deposit.

hydrothermal - Relating to hot fluids circulating in the earth's crust.

hydrothermal gold deposit - During the reaction between mineral-bearing hydrothermal fluids and wall-rocks, some elements are concentrated in specific locations to form hydrothermal gold deposits. They are usually controlled by faults or shear structures, occurring as veins and stockworks, or by strata.

hypozonal - Depth of Formation of an orogenic deposit (>12 km / >7.5 mi).

intrusive - A body of igneous rock formed by the consolidation of magma intruded into other rocks, in contrast to lavas, which are extruded upon the surface.

Jura-Triassic arc belt - One of the geologic packages of the Sierra Nevada Foothills belt which consists of a Paleozoic basement of disrupted ophiolite, serpentinite mélange, and ultra-mafic rocks overlain by uppermost Triassic-Early Jurassic arc volcanics and coeval 200 Ma intrusive rocks.

lithology - Description of its physical characteristics of a rock unit at outcrop, in hard or core samples or with microscopy, such as colour, texture, grain size, or composition.

low-sulphide Au-quartz vein - Gold-bearing quartz veins and veinlets with minor sulphides crosscutting a wide variety of host rocks and are localized along major regional faults and related splays. The wall rock is typically altered to silica, pyrite and muscovite within a broader carbonate alteration halo.

mafic - Igneous rocks composed mostly of dark, iron- and magnesium-rich minerals.

mariposite - A mineral which is a chromium-rich variety of mica, which imparts an attractive green colour to the generally white dolomitic marble in which it is commonly found.

mélange - A large-scale breccia, a mappable body of rock characterized by a lack of continuous bedding and the inclusion of fragments of rock of all sizes, contained in a fine-grained deformed matrix.

matrix - Finer-grained mass of material wherein larger grains, crystals or clasts are embedded.

meta-volcanic rocks - A type of metamorphic rock that was first produced by a volcano, either as lava or tephra and then buried underneath subsequent rock and subjected to high pressure and temperatures, causing the rock to recrystallize.

mesothermal quartz vein - Also known as and are type-examples of low-sulfide Au-quartz vein deposits.

mesozonal - Depth of formation of an orogenic deposit (6-12 km / 3.7-7.5 mi).

metamorphosed - Rocks which have undergone a change in texture or composition as the result of heat and/or pressure.

mill head grade - The grade of the mineralized material which is fed into the processing plant to be concentrated into gold bullion. The mill head grade includes mining dilution from un-mineralized rock adjacent to the veins. The mill head grade does not account for metallurgical recovery of gold during the processing of the mineralized material.

ophiolitic rock - An assemblage of the Earth's oceanic crust and the underlying upper mantle that has been uplifted and exposed above sea level and often emplaced onto continental crustal rocks.

orogeny - An episode of intense deformation of the rocks in a region, generally accompanied by metamorphism and plutonic activity.

orogenic gold deposit - Dominantly form in metamorphic rocks in the mid- to shallow crust (5-15 km depth), at or above the brittle-ductile transition, in compressional settings that facilitate transfer of hot gold bearing fluids from deeper levels. The term "orogenic" is used because these deposits likely form in accretionary and collisional orogens.

Paleozoic - Geological era that followed the Precambrian and during which began with the appearance of complex life, as indicated by fossils (from 245 to 570 million years ago).

pyrite - A yellow iron sulphide mineral, normally of little value. It is sometimes referred to as "fool's gold".

quartz - Common rock-forming mineral consisting of silicon and oxygen.

sedimentary rock - Secondary rocks formed from material derived from other rocks and laid down under water. Examples are limestone, shale, and sandstone.

serpentinite - Type of metamorphic rock composed mostly of mineral serpentine. It is usually dark green to greenish-black in colour, massive and macroscopically dense.

schistosity - Geological foliation (metamorphic arrangement in layers) with medium to large-grained flakes in a preferred sheetlike orientation.

scheelite - A variously colored mineral, CaWO4, found in igneous rocks and a common form of tungsten.

sericite - A fine grained mica and a common alteration mineral of orthoclase or plagioclase feldspars in areas that have been subjected to hydrothermal alteration typically associated with hydrothermal deposits.

splay - A series of branching faults near the termination of a major fault which spread the displacement over a large area.

stope - An excavation in a mine from which mineralized material is or, has been extracted.

tectonism - Geological term used to describe major structural features and the processes that create them, including compressional or tensional movements on a planetary surface that produce faults, mountains, ridges, or scarps.

terrane - A crustal block or fragment that is typically bounded by faults and that has a geologic genesis distinct from those of surrounding areas.

Tertiary - Former term for the geologic period from 65 million to 2.6 million years ago, a timespan that occurs between the Cretaceous and the Quaternary.

thermal gradient - Rate of increasing temperature with respect to increasing depth in the Earth's interior.

ton - A unit of mass equal to 2,000 pounds

tonne - A unit of mass equal to 1,000 kilograms

ultra-mafic - Igneous and meta-igneous rocks with a very low silica content, composed entirely or almost entirely of ferromagnesian minerals, and are composed of usually greater than 90% mafic minerals.

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

I-M Mine Project Location, Description and Access

Property Location

The I-M Mine Property comprises approximately 175 acres (71 hectares) surface land and approximately 2,800 acres (1,133 hectares) of mineral rights located near Grass Valley of Nevada County in northern California, USA. The I-M Mine Property is situated in the Grass Valley-Nevada City Mining District along the western slope of the Sierra Nevada, as shown on the overview map and regional map in Figure 1 and Figure 2, respectively and is located approximately 60 miles northeast of Sacramento, CA and 90 miles west of Reno, NV.

Figure 1: Idaho-Maryland Mine Property Location Overview

Figure 2: Idaho-Maryland Mine Property, Regional Map

Property Description

The recorded owner of the surface land and mineral rights associated with the I-M Mine Property is Rise Grass Valley Inc., a Nevada Corporation and subsidiary of Rise Gold Corp. Rise Grass Valley Inc. purchased the I-M Mine Property, inclusive of its mineral rights from the Grantors of the BET Group Estate, as described in the Quitclaim Deed (Document #: 20170001985), on the 25th of January 2017 and additional surface land described as the Mill Site in 2018.

Surface Rights

The I-M Mine Property surface rights include three parts of fee simple land, (1) Idaho land representing 56 acres (23 hectares), (2) Brunswick land representing 37 acres (15 hectares), and (3) the Mill Site property representing 82 acres (33 hectares) as displayed in Figure 3.

The I-M Mine Property consists of parcels of surface land located in portions of Section 26 and 36, Township 16 North - Range 8 East Mount Diablo Base and Meridian (MDM) and Section 31, Township 16 North - Range 9 East MDM as detailed in Table 1 and displayed in Figure 3.

Table 1: Idaho-Maryland Mine Property - Surface Land Legal Description

Parcel Number	Description	Lot Size
09-550-32	SEC 26, TWN 16N, RNG 8E, MDM, PTN N 1/2 26-16-8	20,908 SF (0.48 AC)
09-550-37	SEC 26, TWN 16N, RNG 8E, MDM, PTN NE 1/4 26-16-8	4.47 AC
09-550-38	SEC 26, TWN 16N, RNG 8E, MDM, PTN NE 1/4 26-16-8	40.1 AC
09-550-39	SEC 26, TWN 16N, RNG 8E, MDM, PTN NE 1/4 26-16-8	42,668 SF
	344 CENTENNIAL DRIVE GRASS VALLEY, CA 95945	(0.98 AC)
09-550-40	SEC 26, TWN 16N, RNG 8E, MDM, PTN NE 1/4 26-16-8	5,662 SF (0.13 AC)
09-560-36	SEC 26, TWN 16N, RNG 8E, MDM, PTN N 1/2 SE 1/4 26-16-8	10.25 AC
09-630-37	SEC 36, TWN 16N, RNG 8E, MDM, LOT 6 BET ACRES	21.8 AC
09-630-39	SEC 36, TWN 16N, RNG 8E, MDM & SEC 31, TWN 16N, RNG 9E, MDM, LOT 7 BET ACRES	15.07 AC
06-441-03	SEC 36, TWN 16N, RNG 8E, MDM & SEC 31, TWN 16N, RNG 9E	15.19 AC
06-441-04	SEC 36, TWN 16N, RNG 8E, MDM & SEC 31, TWN 16N, RNG 9E	0.85 AC

Parcel Number	Description	Lot Size
06-441-05	SEC 36, TWN 16N, RNG 8E, MDM & SEC 31, TWN 16N, RNG 9E	50.01 AC
06-441-34	SEC 36, TWN 16N, RNG 8E, MDM & SEC 31, TWN 16N, RNG 9E	16.01 AC

Figure 3: Idaho-Maryland Mine Property, Surface and Mineral Land Holdings

N
S
W
E
CITY LIMITS
CITY OF
GRASS
VALLEY
Idaho Land - 56 Acres
BRUNSWICK
SHAFT
Brunswick Land - 37 Acres
Mill Site - 82 Acres
EXCLUDED
EXCLUDED
EMPIRE
SHAFT
EMPIRE PARK
MINERAL RIGHTS BOUNDRY
SCALE
3,000FT
1KM

Surface Land Obligations

Fee simple ownership entitles the owner to all rights of a property, which are only restricted by law or private restrictions, such as zone ordinances or covenants. Fee simple owners retain possession of their property permanently, assuming all obligations to the land are met.

The surface land is subject to a tax lien imposed by and payable to Nevada County. The parcels comprising the surface land are currently assessed by Nevada County at a total of US$4,141,617 and have a combined annual property tax of US$45,242 for the 2021 tax year. The total amount includes County taxes and Agency taxes. The I-M Mine Property remains in good standing with property taxes for the 2020 tax year paid in full. Property taxes for the 2021 tax year of $22,621 is due on Nov 1st, 2021, and $22,621 is due on February 1st 2022.

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

Land Designation

The Brunswick land and Mill Site is located approximately 1 to 2 miles southeast of the city limits of the City of Grass Valley in Nevada County. The Idaho land is located on Idaho-Maryland Rd adjacent to the city limits of the City of Grass Valley in Nevada County. The I-M Mine Property in relation to city limits is shown on Figure 3. Due to its proximity, the I-M Mine Property is located within the City of Grass Valley's planning area boundary, with Brunswick and Mill Site land located in the "Long-term Annexation" and Idaho land located in the "Near-term Annexation" Sphere of Influence. Based on the City of Grass Valley 2020 General Plan, the planned land use designation for the Brunswick land remains "M-1" Manufacturing/Industrial, while the planned land use designation for the Idaho land is "BP" Business Park (CoGV-CDD, 2009).

Each of the parcels of Brunswick land and Idaho land are positioned within the County's "M1" Light Industrial Zone. Within the "M1" District, surface access to subsurface mining (e.g., vent and escape shafts) is allowed with a Use Permit (Nevada County Code § L-II 3.21.). Mineral exploration, however, is distinct from the definitions of "subsurface mining" and "surface mining." Exploration involves the search for economic minerals through the use of geological surveys, geophysical or geochemical prospecting, bore holes and trial pits, and surface or underground headings, drifts, or tunnels (NCC § L-II 3.22(B)(5).). Exploration diamond drilling on M1-Industrial Land is an allowed use and does not require a discretionary permit provided that no water is discharged offsite and disturbance per site is less than 1 acre and 1,000 yd3 material (NCC, 2017).

The Project area is private land and no permits or consultations with the US Bureau of Land Management (BLM) or the US Forest Service (USFS) are required.

Mineral Rights

The I-M Mine Property consists of mineral rights on 10 parcels, including 55 sub parcels, totaling 2,800 acres (1,133 hectares), of full or partial interest, as detailed in Table 2 and displayed in Figure 4. The mineral rights encompass the past producing I-M Mine Property which includes the Idaho and Brunswick underground gold mines.

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

The I-M Mine Property consists of all rights to minerals within, on, and under the land located in portions of Sections 23, 24, 25, 26, 35, and 36 in Township 16 North - Range 8 East MDM, Sections 19, 29, 30, and 31 in Township 16 North - Range 9 East MDM, and Section 6 in Township 15 North - Range 9 East MDM and all other mineral rights associated with the Idaho-Maryland Mine.

The mineral rights are defined as parcels and sub parcels in a Quitclaim Deed (Document #: 20170001985). All property is described in that Quitclaim Deed by Idaho Maryland Industries Inc. in favor of William Ghidotti and Marian Ghidotti, his wife as tenants in common, dated June 10, 1963. The Quitclaim deed is located at vol. 337, pp. 175-196 in the official records of Nevada County, as recorded on June 12, 1963.

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

Figure 4: Idaho-Maryland Mine Property, Surface and Mineral Rights

Property Access

The I-M Mine Property is situated east of the City of Grass Valley and south of Nevada City, in western Nevada County. State Route 49, State Route 20, and State Route 174 (state highways) connect the Grass Valley area regionally. The Brunswick land and the adjacent Mill Site are situated on the south western quadrant of the intersection of the East Bennett Road and Brunswick Road, a road connecting Grass Valley with State Highway 174. Access to the Brunswick land is on East Bennet Road, approximately 2.8 miles east of Grass Valley Center. The Idaho land can be accessed by Idaho Maryland Road or Centennial Drive.

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

On behalf of Rise Grass Valley, NV5 prepared a Draft Remedial Action Plan (RAP, July 1, 2020)) to outline procedures for excavation, on-site transport and consolidation of mine waste as engineered fill in a 5.6-acre area on the eastern edge of the property. The RAP is based on the findings of the Final PEA and risk assessment (NV5, June 12, 2020). The RAP presents the findings of engineering evaluation, cost analysis and remedial action planning, and includes procedures for remedial implementation, verification sampling and analysis, and reporting. The 5.6-acre mine waste consolidation area will be subject to a land use covenant that restricts future disturbance of the consolidated mine waste. The mine waste consolidation area is to be covered with additional material from future mining operations that will be used to prepare the property for future commercial/industrial uses. The RAP was reviewed by Cal EPA, and approval of the Final RAP is currently in progress.

Brunswick & Mill Site Land

In 2007, a Phase I Environmental Site Assessment (ESA) for the Round-Hole and New Brunswick Mine Sites was prepared by Engineering/Remediation Resources Group, Inc. ("ERRG") for Idaho-Maryland Mining Corporation. The report concluded that there were no current recognized environmental conditions on the I-M Mine Property at the time, although there are suspect environmental concerns regarding spills of hydrocarbons from vandalism at the New Brunswick Shaft, roofing asphalt on the property, debris from illegal dumping on the property boundaries, and the potential for naturally occurring asbestos in serpentinite rocks on the property. ERRG did not complete an analysis to determine if contamination from historic mining and mineral processing was present, although ERRG has recommended further sampling and studies to determine this (ERRG, 2007).

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

Exploration Permits

All parcels included in the I-M Mine Property are within the "M1" Light Industrial Zoning District of Nevada County. Mineral exploration is allowed in M1 Districts subject to zoning compliance and building permit issuance, if required. A Use Permit is only required for mineral exploration if one of the following conditions are triggered, as per NCC § L-II 3.22(D)(2):

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

Subsurface mining, including ancillary surface uses, would require the following permits and approvals:

County Approvals

A. Use Permit for surface and subsurface mining activities

B. Reclamation Plan for surface disturbance

C. Mitigated Negative Declaration or Environmental Impact Report in compliance with the California Environmental Quality Act ("CEQA") to analyze and mitigate environmental impacts

D. Water Well Permit by the County for the drilling of any well

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

California Department of Fish and Wildlife ("CDFW") Approvals

G. Streambed Alteration Agreement

H. Incidental Take Permit for take of any species listed under the California Endangered Species Act ("CESA")

State Water Resources Control Board ("SWRCB") and/or Central Valley Regional Water Quality Control Board ("RWQCB") Approvals

I. National Pollution Discharge Elimination System ("NPDES") permit for discharges of stormwater

J. Report of Waste Discharge for any discharges of water from mining processes

K. Clean Water Act Section 401 Water Quality Certification from the RWQCB (only if a CWA Section 404 permit is required from the U.S. Army Corps of Engineers)

U.S. Army Corps of Engineers ("Corps")

L. Clean Water Act Section 404 permit for any discharge of dredge or fill material into the waters of the United States,

M. Environmental Assessment compliant with the National Environmental Policy Act by either the Corps or the USFWS

United States Fish and Wildlife Service ("USFWS")

N. Issuance of a Biological Opinion and Incidental Take Statement for take of any species listed under the Endangered Species Act

Northern Sierra Air Quality Management District ("AQMD")

O. Authority to Construct and Permit to Operate for any regulated air pollutant emitting sources such as diesel generators

History

The Idaho-Maryland Mine Property located in the Grass Valley mining district of northern California was one of the most productive and best-known gold mines in the Unites States, with gold production from the I-M Mine Property dating back to 1863.

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

Historic Exploration & Mine Development

The I-M Mine has a rich history of mining work completed between 1863 and 1956 by various operators. Extensive exploration and underground mine development were completed during that time on the I-M Mine Property. The I-M Mine Property and its comprehensive collection of original documents was rediscovered in 1990 by Consolidated Del Norte Ventures Inc., the predecessor company of Emgold Mining Corporation ("Emgold"), and efforts were made to reopen the historic mine.

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

Based on available historic records, 883 exploratory holes totaling approximately 234,100 ft (71,354 m) were diamond drilled at a diameter of 7/8" (EX-size). Historic drill logs were not available for review and no historic drill core was preserved from past mining operations at the I-M Mine.

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

The surface exploration drill program focused on the westernmost portion of what Emgold termed the Idaho Deformation Corridor, along the Idaho Fault Zone. Exploration drilling was mainly conducted from two sites: 1) west of the Eureka shaft and 2) west of the Idaho shaft, both targeting near surface mineralization around historic workings.

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

*Details regarding data verification are presented under the heading "Data Verification" below.

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

  Idaho Maryland Mines Co. Financial Statements (1926-1932, 1934-1942)

  Idaho Maryland Mines Co. Mill Reports (1933-1942, 1946-1950)

  Idaho Maryland Mines Co. Final Distributions Sheets (1944, 1945)

  Idaho Maryland Mines Co. Breakdown of Income and Expenses (1946-1949)

  Idaho Maryland Mines Co. Cost Data & Cost Sheets from (1946-1949)

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

  Hamilton, Fletcher. Mines and Mineral Resources of Nevada County (1918)

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

The Jura-Triassic arc belt has yielded the majority of gold production in the Western Sierra Nevada Foothills. Gold deposits in Jura-Triassic arc belt are associated with second, third, and fourth-order faults related to the regionally significant Wolf Creek/Bear Mountain and Melones faults.

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

Mineralization

All of the significant gold production from the I-M Mine was localized within and around the Brunswick Block, which consists of variably metamorphosed volcanic and intrusive, and minor sedimentary rocks. The Brunswick Block is surrounded to the west, north, and east by gabbro and serpentinite rocks. Overlying Tertiary volcanic rocks mask rock units along the southern boundary of the Brunswick Block. The contacts between the Brunswick Block and surrounding gabbro and serpentinite are dominated by the 6-3, the Idaho, and the Morehouse Fault domains. Mineralization is closely associated with these significant second or third order structures close to the contact between the Brunswick block and serpentinite contact. Gold in the quartz veins occurs as native gold, ranging from very fine grains to large nuggets within the quartz. Sulfide minerals, primarily pyrite with lesser galena, chalcopyrite, from 1% to 4% are commonly associated with gold mineralization. Scheelite is common in the Union Hill area near the Brunswick mine. Gangue minerals include quartz, carbonate, sericite, chlorite, mariposite, and albite. Ankerite is a common alteration mineral and may occur in the mafic and ultra-mafic rocks and the meta-volcanic rocks. The mineralized wall rock is strongly carbonate altered.

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

The Idaho #1 Vein occurs coincident with a diabase dike hosted in ankerite, in close proximity to the serpentinite-Brunswick Block contact. Just west of the Idaho shaft, at the western end of the Idaho #1 Vein, the diabase dike bends in an arc to the south mimicking a fold around the nose of the Brunswick Block. The Eureka-Idaho ore shoot pinches out at the I1500 Level but significant gold grades coincident with a diabase dike hosted in serpentinite in close proximity to the serpentinite-Brunswick contact were exposed in workings on the I2400 Level suggesting the vein may open up again or a second vein is present. To the east, the Eureka-Idaho ore shoot pinches out near the #2 Vein. All rocks are highly altered and contain much ankerite. The cross section in Figure 7 shows the general form and relationship of the #1 Vein with the serpentinite and diabase dike.

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

In the 3 Vein System, the best mineralization was typically found in quartz veins where the Idaho structures intersected areas where diabase dikes or Brunswick Block rocks are in contact with the serpentinite unit. Veins hosted solely in serpentinite were rarely of economic importance due to the ductile nature of the serpentinite which typically does not allow wide or continuous open structures to form from faulting. The 23 Vein is an exception. Also known as the Rose Garden, it was intersected by exploration drifting 2,000 ft (610 m) east of the main 3 Vein System on I2000 Level. The mine operator was following the Idaho #5 Vein towards the 6-3 Fault and located the 23 Vein by diamond drilling. The 23 Vein dips to the northwest as opposed to the southwest and is hosted entirely in ankerite/serpentinite. It is quite narrow but was noted to contain abundant visible gold. The 23 Vein was followed along strike to the southeast directly to its intersection with the 6-3 Fault.

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

In the area of the Brunswick veins there are layers of meta-sedimentary rocks within the meta-volcanic rocks that exhibit the regional N-W schistosity dipping very steeply to the north. Where the Brunswick veins cross these meta-sedimentary rocks vein splitting and en-echelon crossings occur forming what is known in the historical records as "Zebra Rock." The "Zebra Rock" produced "fair" to "good" grades of large tonnage and the presence of free gold was reported. A large "Zebra Rock" zone was intersected and mined along the western extents of 16 Vein from levels 1300L to 1000L. Mining in this zone occurred over strike lengths from 360 ft to 525 ft (110 m to 160 m) and reached widths of up to 110 ft (34 m) on 1100 level.

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

Mineral Deposit Type

The Idaho System deposits on the I-M Mine Property can be described as an orogenic gold deposit. Orogenic gold deposits encompass a broad range of depth of formation and different host lithologies; however, common to orogenic gold deposits is a spatial association with compressional to transpressional deformation processes at convergent plate margins in accretionary and collisional orogens. Most ores are post-orogenic with respect to tectonism of their immediate host rocks but are simultaneously syn-orogenic with respect to ongoing deep-crustal, subduction-related thermal gradient. Depth of formation of orogenic deposits are best subdivided into epizonal (<6 km / <3.7 mi), mesozonal (6-12 km / 3.7-7.5 mi), and hypozonal (>12 km / >7.5 mi).

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

Exploration drilling at the Brunswick portion of the Idaho-Maryland Gold project has been successful with numerous gold-bearing veins intersected and previously released in 2018 on January 3rd, June 28th, July 23rd, August 7th and December 13th and in 2019 on March 19, May 21st, and June 28th, 2019. A summary of drill highlights for the program released through July 31th, 2019 is presented in the table.

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

All gold assays were obtained using a method of screen fire assaying. The historic I-M Mine project is known to contain 'coarse' gold, for which a screen fire assay is the best way to obtain a definitive result. This procedure involves screening a large, pulverized sample of up to 1 kg at 100 microns. The entire oversize (including the disposable screen) is fire assayed as this contains the 'coarse' gold and a duplicate determination is made on the 'minus' 100-micron fraction. A calculation can then be made to determine the total weight of gold in the sample. Any +100-micron material remaining on the screen is retained and analyzed in its entirety by fire assay with gravimetric finish and reported as the Au (+) fraction result. The -100-micron fraction is homogenized and two sub-samples of 50 grams are analyzed by fire assay with AAS finish. If the grade of the material exceeds 10 gpt the sample is re-assayed using a gravimetric finish. The average of the two results is taken and reported as the Au (-) fraction result. All three values are used in calculating the combined gold content of the plus and minus fractions.

There is no detailed information describing sample preparation, analysis and security procedures applied by mine operators prior to 2002. The historical samples were reportedly fire-assayed at former mine site laboratories. No records exist of any QA/QC program.

Emgold sample preparation, analysis and security procedures for core collected by Emgold are described in a 2009 Technical Report prepared by Robert Pease, P.G., for Emgold titled "Idaho-Maryland Mine Project, Grass Valley CA". Three-foot core samples were cut in half by a wet saw. The half core samples were put in a sample bag, tagged, and shipped to a laboratory. All samples were crushed to 80% passing -10 mesh, rotary split to a 500 g subsample which was pulverized to 95% passing -150 mesh. All samples were analyzed using screened metallics fire assay methods. The QAQC program used Standard Reference Materials, blank samples, coarse reject and pulp duplicate samples, and third-party laboratory check assays. Insertion rate of SRMs and duplicates was approximately 1 in 20 samples. Blanks were only inserted immediately following mineralized intervals. The control samples were reportedly used to successfully control the assay quality process.

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

Mineral Processing and Metallurgical Testing

Rise has conducted mineral processing and metallurgical testing analyses on recent drill core from the I-M Mine Property for the purpose of environmental study in conjunction with permitting efforts.

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

References

American Society for Testing Materials (ASTM). (2013). ASTM E1527-13, Standard Practice for Environmental Site Assessments: Phase 1 Environmental Site Assessment Process. ASTM International, West Conshohocken, PA. Retrieved at http://www.astm.org/cgi-bin/resolver.cgi?E1527-13

Ash, Chris. (June 2001). Bulletin 108: Relationship Between Ophiolites and Gold-Quartz Veins in the North American Cordillera. Chapter 8. Geological Survey Branch. Victoria, BC. Retrieved at http://www.empr.gov.bc.ca/Mining/Geoscience/PublicationsCatalogue/BulletinInformation/BulletinsAfter1940/Pages/Bulletin108.aspx

California Department of Conservation (CDC). (April 2017). SMARA Mines - AB 3098 List, Listing as of April 7, 2017). Retrieved at http://www.conservation.ca.gov/dmr/SMARA%20Mines/ab_3098_list/Pages/Index.aspx

Cal. Pub. Res. Code (CPRC). California Public Resources Code. Chapter 9 - Surface Mining and Reclamation Act of 1975. 1975.

Cal. Pub. Res. Code (CPRC). California Public Resources Code. Division 13 - Environmental Quality. 1979.

California Environmental Quality Act (CEQA). (February 1992). City of Sacramento v. State Water Resources Control Board. Retrieved at http://resources.ca.gov/ceqa/cases/1992/sac_swrcb.html

City of Grass Valley Community Development Dept. (CoGV-CDD). City of Grass Valley 2020 General Plan Map. Grass Valley, CA. November 2009.

Clark, Jack. Gold In Quartz - The Legendary Idaho Maryland Mine. Grass Valley, CA. 2005.

Engineering/Remediation Resources Group, Inc. (ERRG). Phase 1 Environmental Site Assessment Round-Hole and New Brunswick Mine Sites. Concord, CA. March 2007.

Geocon Consultants, Inc. (Geocon). Draft Preliminary Endangerment Assessment Report. Rancho Cordova, CA. August 2016.

Geomatrix Consultants Inc. (Geomatrix). Summary - Phase II Investigation: Data Collection and Analysis, Brunswick Lumber Mill Site Nevada County, CA. September 2006.

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

On September 17, 2014, we learned that our company, along with a number of additional defendants, was the subject of a notice of civil claim (the "Claim") filed in the Supreme Court of British Columbia by Wundr Software Inc. ("Wundr"), an eBook software developer. Wundr and our company were formerly parties to a binding letter of intent that was announced on November 12, 2013 (the "Wundr LOI"), pursuant to which we proposed to acquire 100% of the outstanding shares of Wundr. On January 10, 2014, we reported that the Wundr LOI had expired.

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

Item 4. Mine Safety Disclosures

None.

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed for trading in Canada on the Canadian Securities Exchange ("the CSE") under the symbol "RISE" and is quoted in the United States on the OTCQX Market under the symbol "RYES".

Holders

As of the date of this Report, there are approximately 163 registered holders of our common stock.

Recent Sales of Unregistered Securities

Other than as disclosed in previous quarterly reports on Form 10-Q or current reports on Form 8-K, we have not offered and sold any equity securities that were not registered under the Securities Act of 1933, as amended (the "Securities Act") during the fiscal year ended July 31, 2021.

Item 6. [Reserved]

Not applicable

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion provides information regarding the results of operations for the years ended July 31, 2021 and 2020 and our financial condition, liquidity and capital resources as of July 31, 2021 and July 31, 2020.

The following discussion and analysis should be read in conjunction with the information set forth in our audited financial statements and the notes thereto as of and for the years ended July 31, 2021 and July 31, 2020.

Results of Operations

For the Years Ended July 31, 2021 and 2020

Our operating results for the years ended July 31, 2021 and 2020 are summarized as follows:

FOR THE YEAR ENDED JULY 31,	2021	2020

EXPENSES
Accretion expense	$114,907	$104,518
Consulting	454,176	89,139
Directors' fees	80,000	84,167
Filing and regulatory	55,601	55,464
Foreign exchange	(20,297)	21,451
General and administrative	399,940	440,616
Geological, mineral, and prospect costs	782,261	1,636,791
Interest expense	119,523	101,014
Professional fees	517,092	244,764
Promotion and shareholder communication	175,567	176,652
Salaries	145,545	149,724
Share-based payments	560,792	357,271
Loss before other items	$(3,385,107)	$(3,461,571)
Gain (loss) on fair value adjustment on warrant derivatives	1,776,341	(2,218,107)
Gain on settlement of equipment loan	-	19,924
Other income	4,888	188,219
Net loss for the year	(1,603,878)	(5,471,535)
Cumulative translation adjustment	-	-
Net loss and comprehensive loss for the year	(1,603,878)	(5,471,535)
Basic and diluted loss per common share	$(0.06)	$0.25
Weighted average number of common shares outstanding (basic and diluted)	26,721,896	21,835,235

Our operating expenses decreased during the year ended July 31, 2021 compared to the prior year primarily as a result of lower costs as a result of moderated  activities by our company. These include salaries, filing and regulatory, general and administrative, professional fees, driven by the need for expenses related to planning and researching our mineral properties, and activity involved in raising funds in the recent private placements.

As a result of the ongoing activities, significant expenses during the year ended July 31, 2021 include:

  Decrease in mineral exploration costs to $782,261 (2020 - $1,636,791) related to less activities and exploration work on the I-M Mine Property during the year;
  Increase in share-based payments to $560,792 (2020 - $357,271) for the grant of options pursuant to our stock option plan to incentivize management and certain consultants;
  Increase in professional fees to $517,092 (2020 - $244,764) related to an increase in legal and regulatory items pertaining to the dewatering of the mine.

Liquidity and Capital Resources

As of July 31, 2021, the Company had $773,279 in cash, $1,156,426 in current assets, $5,881,260 in total assets, $199,902 in current liabilities and $1,618,255 in total liabilities, working capital of $956,524 and an accumulated deficit of $19,544,477.

During the year ended July 31, 2021, the Company used $2,853,745 in net cash on operating activities, compared to $3,066,689 in net cash on operating activities during the prior year. The difference in net cash used in operating activities during the year was largely due to lower level of activity relating to mineral exploration within the I-M Mine Project.

During the year ended July 31, 2021, we used net cash of $Nil (2020 - $Nil) in investing activities for the Company.

During the year ended July 31, 2021, we generated net cash from financing activities of $248,198 (2020 - $6,231,357). The Company completed private placements totaling $250,000 (2020 - $5,499,131) in gross proceeds.

We expect to operate at a loss for at least the next 12 months. We have received additional financing during the year ended July 31, 2021 through private placements for a total of $250,000 in gross proceeds but we cannot provide any assurance that additional funding will be available to finance our operations on acceptable terms in order to enable us to carry out our business plan. There are no assurances that we will be able to complete further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to carry out any further exploration work on the I-M Mine Property or the other properties in which we own an interest. However, management believes that they will be able to raise funding based on their ability to do so in the past.

On March 11, 2020, the novel coronavirus outbreak ("COVID-19") was declared a pandemic by the World Health Organization. governmental authorities around the world have implemented measures to reduce the spread of COVID-19. These measures have adversely affected workforces, customers, supply chains, consumer sentiment, economies, and financial markets, and, along with decreased consumer spending, have led to an economic downturn across many global economies.

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

We have taken action to minimize the risks of the COVID-19 virus for our employees, contractors and other people participating in our operations, programs, and activities. Although there have been no known or suspected cases of the virus reported at any of our workplaces, either in Canada or the United States, the health and safety of our work force remains a priority. We are closely monitoring the rapid developments of the outbreak and continually assessing the potential impact on our business. We continue to follow government health protocols including our continued "work from home" protocol for personnel whose attendance at the office or work sites is not critical.

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

FOR THE YEAR ENDED JULY 31, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Directors of

Rise Gold Corp.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Rise Gold Corp. (the “Company”) as of July 31, 2021 and 2020, and the related consolidated statements of operations and comprehensive loss, cash flows, and stockholders’ equity for the years ended July 31, 2021 and 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Rise Gold Corp.  as of July 31, 2021 and 2020, and the results of its operations and its cash flows for the years ended July 31, 2021 and 2020, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Assessment of impairment indicators of mineral property

As described in Note 5 to the consolidated financial statements, the carrying amount of the Company’s mineral property interests was $4,149,053 as at July 31, 2021. Management applies judgment to assess the mineral property for impairment indicators that could give rise to the requirement to conduct a formal impairment test. Internal and external factors such as (i) significant decrease in the market price of the asset, (ii) current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset, (iii) significant changes in expected capital and operating costs, and reclamation costs, (iv) significant adverse changes in the business climate or legal factors including changes in gold prices, and (v) current expectation that the asset will more likely than not be sold or disposed of significantly before the end of its estimated useful life, are evaluated by management in determining whether there are any indicators of impairment.

The principal considerations for our determination that the assessment of impairment indicators of the mineral property is a critical audit matter are that there was judgment by management when assessing whether there were indicators of impairment for the mineral property. This in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures to evaluate audit evidence relating to the judgments made by management in their assessment of indicators of impairment that could give rise to the requirement to conduct a formal impairment test.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures include, among others, evaluating management’s assessment of indicators of impairment; and assessing whether there has been a significant decrease in the market price of the asset, significant changes in the expected capital costs, operating costs, reclamation costs, and current period cash flow or operating losses combined with a history of losses or forecasted continued losses associated with the use of the asset, by considering the current and past performance of the mineral property including other third-party information and evidence obtained in other areas of the audit, as applicable. The procedures performed also included (i) evaluating whether there were significant adverse changes in the business climate or legal factors including changes in gold prices by considering external market data and industry data; and (ii) assessing the completeness of external and internal factors that could be considered as indicators of impairment of the Company’s mineral property, including consideration of evidence obtained in other areas of the audit.

We have served as the Company’s auditor since 2013.

/s/ DAVIDSON & COMPANY LLP

Vancouver, Canada	Chartered Professional Accountants

October 28, 2021

RISE GOLD CORP.

(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

(Expressed in United States Dollars)

AS AT
	July 31, 2021	July 31, 2020
ASSETS
Current
Cash	$773,279	$3,378,826
Receivables	44,113	20,043
Prepaid expenses (Note 4)	339,034	363,646
Total current assets	1,156,426	3,762,515

Non-current
Mineral property interests (Note 5)	4,149,053	4,149,053
Equipment (Note 6)	575,781	601,360
Total assets	$5,881,260	$8,512,928

LIABILITIES AND STOCKHOLDERS' EQUITY
Current
Accounts payable and accrued liabilities	$165,892	$415,292
Payable to related parties (Note 8)	34,010	79,479
Total current liabilities	199,902	494,771

Non-current
Loan payable (Note 9)	976,587	742,157
Warrant derivative (Note 10)	441,766	2,218,107
Total liabilities	1,618,255	3,455,035

Stockholders' equity
Capital stock, $0.001 par value, 400,000,000 shares authorized;
26,770,298 (July 31, 2020 - 26,436,965) shares issued and outstanding (Note 11)	26,770	26,437
Additional paid-in capital (Note 11)	23,884,796	23,076,139
Cumulative translation adjustment	(104,084)	(104,084)
Deficit	(19,544,477)	(17,940,599)
Total stockholders' equity	4,263,005	5,057,893

Total liabilities and stockholders' equity	$5,881,260	$8,512,928

Nature and continuance of operations (Note 1)

Approved and authorized by the Board on October 27, 2021.

"Benjamin Mossman"	Director	"Murray Flanigan"	Director
Benjamin Mossman		Murray Flanigan

The accompanying notes are an integral part of these consolidated financial statements.

RISE GOLD CORP.

(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS

(Expressed in United States Dollars)

FOR THE YEAR ENDED JULY 31,	2021	2020

EXPENSES
Accretion expense (Note 9)	$114,907	$104,518
Consulting	454,176	89,139
Directors' fees	80,000	84,167
Filing and regulatory	55,601	55,464
Foreign exchange	(20,297)	21,451
General and administrative	399,940	440,616
Geological, mineral, and prospect costs (Note 5)	782,261	1,636,791
Interest expense (Note 6, 9)	119,523	101,014
Professional fees	517,092	244,764
Promotion and shareholder communication	175,567	176,652
Salaries	145,545	149,724
Share-based payments (Note 11)	560,792	357,271
Loss before other items	$(3,385,107)	$(3,461,571)
Gain (loss) on fair value adjustment on warrant derivatives (Note 10)	1,776,341	(2,218,107)
Gain on settlement of equipment loan (Note 6)	-	19,924
Other income	4,888	188,219
Net loss and comprehensive loss for the year	(1,603,878)	(5,471,535)
Basic and diluted loss per common share	$(0.06)	$0.25
Weighted average number of common shares outstanding (basic and diluted)	26,721,896	21,835,235

The accompanying notes are an integral part of these consolidated financial statements.

RISE GOLD CORP.

(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF CASH FLOWS

(Expressed in United States Dollars)

FOR THE YEAR ENDED JULY 31,	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES
Loss for the year	$(1,603,878)	$(5,471,535)
Items not involving cash
Interest expense	119,523	101,014
Depreciation	25,579	22,986
Gain on settlement of equipment loan	-	(19,924)
Share-based payments	560,792	357,271
Accretion expense	114,907	104,518
Loss (gain) on fair value adjustment on warrant derivatives	(1,776,341)	2,218,107
Unrealized loss on foreign exchange	-	8,300
Non-cash working capital item changes:
Receivables	(24,070)	(7,669)
Prepaid expenses	24,612	(174,950)
Accounts payables and accrued liabilities	(249,400)	(53,309)
Payable to related parties	(45,469)	(50,159)
Advance	-	(101,339)
Net cash used in operating activities	(2,853,745)	(3,066,689)
CASH FLOWS FROM FINANCING ACTIVITIES
Private placement	250,000	5,499,131
Loan	-	1,000,000
Loan financing expense	-	(15,000)
Share issuance costs	(1,802)	(49,124)
Repayment of equipment loan	-	(203,650)
Net cash provided by financing activities	248,198	6,231,357

Change in cash for the year	(2,605,547)	3,164,668
Cash, beginning of year	3,378,826	214,158
Cash, end of year	$773,279	$3,378,826

Supplemental disclosure with respect to cash flows (Note 13)

The accompanying notes are an integral part of these consolidated financial statements.

RISE GOLD CORP.

(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(Expressed in United States Dollars)

	Capital Stock		Additional Paid-in Capital	Shares Subscribed	Cumulative Translation Adjustment

	Number	Amount				Deficit	Total

Balance as at July 31, 2019	17,490,488	$17,490	$16,801,837	$186,025	$73,773	$(12,824,593)	$4,254,532
Effect of change in functional currency	-	-	(157,375)	2,379	(177,857)	355,529	$22,676
Shares issued for cash	8,946,477	8,947	5,629,464	(188,404)	-	-	5,450,007
Share-based compensation	-	-	357,271	-	-	-	357,271
Warrants issued for financing expense	-	-	444,942	-	-	-	444,942
Loss for the year	-	-	-	-	-	(5,471,535)	(5,471,535)
Balance as at July 31, 2020	26,436,965	$26,437	$23,076,139	$-	$(104,084)	$(17,940,599)	$5,057,893
Shares issued for cash, net of issuance cost	333,333	333	247,865	-	-	-	248,198
Share-based compensation	-	-	560,792	-	-	-	560,792
Loss for the year	-	-	-	-	-	(1,603,878)	(1,603,878)
Balance as at July 31, 2021	26,770,298	$26,770	$23,884,796	$-	$(104,084)	$(19,544,477)	$4,263,005

The accompanying notes are an integral part of these consolidated financial statements.

RISE GOLD CORP. (An Exploration Stage Company) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEAR ENDED JULY 31, 2021 (Expressed in United States Dollars)

1. NATURE AND CONTINUANCE OF OPERATIONS

Rise Gold Corp. (the "Company") was originally incorporated as Atlantic Resources Inc. in the State of Nevada on February 9, 2007 and is in the exploration stage. On April 11, 2012, the Company merged its wholly-owned subsidiary, Patriot Minefinders Inc., a Nevada corporation, in and to the Company to effect a name change to Patriot Minefinders Inc. On January 14, 2015, the Company completed a name change to Rise Resources Inc. in the same manner. On March 29, 2017, the Company changed its name to Rise Gold Corp. These mergers were carried out solely for the purpose of effecting these changes of names.

On September 18, 2020, the Company increased its authorized capital from 40,000,000 shares to 400,000,000 shares.

On January 29, 2016, the Company completed an initial public offering in Canada and began trading on the Canadian Securities Exchange ("CSE") on February 1, 2016.

The Company is in the early stages of exploration and as is common with any exploration company, it raises financing for its acquisition activities. The accompanying consolidated financial statements have been prepared on the going concern basis, which presumes that the Company will continue operations for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of business. The Company has incurred a loss of $1,603,878 for the year ended July 31, 2021, and has accumulated a deficit of $19,544,477. The ability of the Company to continue as a going concern is dependent on the Company's ability to maintain continued support from its shareholders and creditors and to raise additional capital and implement its business plan. There is no assurance that the Company will be able to obtain adequate financing in the future or that such financing will be on terms advantageous to the Company. However, management believes that the Company has sufficient working capital to meet its projected minimum financial obligations for the next fiscal year. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

In March 2020, the novel coronavirus outbreak ("COVID-19") was declared a pandemic by the World Health Organization. The situation is dynamic and the ultimate duration and magnitude of the impact on the economy and the Company's business are not known at this time. These impacts could include an impact on the Company's ability to obtain debt and equity financing to fund ongoing exploration activities as well as its ability to explore and conduct business. These consolidated financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.

At July 31, 2021, the Company had working capital of $956,524 (2020 - working capital of $3,267,744).

2. BASIS OF PREPARATION

Generally accepted accounting principles

These consolidated financial statements have been prepared in conformity with generally accepted accounting principles of the United States of America ("US GAAP") for financial information with the instructions to Form 10-K and Regulation S-K.

RISE GOLD CORP. (An Exploration Stage Company) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEAR ENDED JULY 31, 2021 (Expressed in United States Dollars)

2. BASIS OF PREPARATION (continued)

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

RISE GOLD CORP. (An Exploration Stage Company) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEAR ENDED JULY 31, 2021 (Expressed in United States Dollars)

3. SIGNIFICANT ACCOUNTING POLICIES

Functional and reporting currency

The Company's functional and reporting currency is the United States dollar. Transactions in currencies other than the functional currency of the Company are initially translated into the functional currency by applying the exchange rates prevailing at the date of the transaction. Monetary assets and liabilities denominated in foreign currencies are translated at the exchange rate prevailing at the date of the statement of financial position. Non-monetary assets and liabilities are translated at historical exchange rates, unless the item is carried at fair value, in which case it will be translated at the exchange rate in effect at the date when the fair value was determined. Resulting foreign exchange gains and losses are recognized in income or loss.

Derivatives

Derivatives are initially recognized at the fair value on the date the derivative contract is entered into and transaction costs are expensed. The Company's derivatives are subsequently re-measured at their fair value at each balance sheet date with changes in fair value recognized in profit or loss. As the exercise price of the Company's warrants are in Canadian Dollars, and the functional currency of the Company is the United States Dollar, these warrants are considered a derivative as a variable amount of cash in the Company's functional currency will be received upon exercise.

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

Equipment

Equipment is recorded at cost less accumulated depreciation. Depreciation is provided over the assets' useful lives on a straight-line basis. Equipment purchased by the Company is depreciated over 15 years.

RISE GOLD CORP. (An Exploration Stage Company) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEAR ENDED JULY 31, 2021 (Expressed in United States Dollars)

3. SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Loss per share

Basic loss per common share is computed using the weighted average number of common shares outstanding during the year. To calculate diluted loss per share, the Company adjusts net income (loss) attributable to common shareholders and the weighted average number of common shares outstanding for the effects of all dilutive potential common shares such as stock options and warrants. As at July 31, 2021, 2,223,500 outstanding options and 6,851,380 outstanding warrants were excluded from the diluted calculation.

Financial instruments

The Company's financial instruments consist of cash, receivables, accounts payable and accrued liabilities, loan payable, payable to related parties and equipment loan. It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from its financial instruments. The fair values of these financial instruments approximate their carrying values unless otherwise noted.

Fair value of financial assets and liabilities

The Company measures the fair value of financial assets and liabilities based on US GAAP guidance which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.

The Company classifies financial assets and liabilities as held-for-trading, available-for-sale, held-to-maturity, loans and receivables or other financial liabilities depending on their nature. Financial assets and financial liabilities are recognized at fair value on their initial recognition, except for those arising from certain related party transactions which are accounted for at the transferor's carrying amount or exchange amount.

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

Level 1 - Unadjusted quoted prices in active markets for identical assets and liabilities;

Level 2 - Inputs other than quoted prices that are observable for the asset or liability either directly or indirectly; and

RISE GOLD CORP. (An Exploration Stage Company) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEAR ENDED JULY 31, 2021 (Expressed in United States Dollars)

3. SIGNIFICANT ACCOUNTING POLICIES (continued)

Level 3 - Inputs that are not based on observable market data.

Cash is considered level 1 and classified as cash on hand and held at banks.

Financial instruments, including payable to related parties, loan payable, accounts payable and accrued liabilities and equipment loan are classified as other financial liabilities and are carried at cost, which management believes approximates fair value due to the short-term nature of these instruments.

Concentration of credit risk

The financial instrument which potentially subjects the Company to concentration of credit risk is cash. The Company maintains cash in bank accounts that, at times, may exceed federally insured limits. As of July 31, 2021, and 2020, the Company has not exceeded the federally insured limit. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

Stock-based compensation

The Company accounts for share-based compensation under the provisions of ASC 718, "Compensation-Stock Compensation". Under the fair value recognition provisions, stock-based compensation expense is measured at the fair value of the consideration received, or the fair value of the equity instruments issued, or liabilities incurred, whichever is more reliably measured. Share-based compensation for all stock-based awards to employees and directors is recognized as an expense over the requisite service period, which is generally the vesting period. The Black-Scholes option valuation model is used to calculate fair value.

RISE GOLD CORP. (An Exploration Stage Company) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEAR ENDED JULY 31, 2021 (Expressed in United States Dollars)

3. SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Recently adopted and recently issued accounting standards

The Company has determined that other significant newly issued accounting pronouncements are either not applicable to the Company's business or that no material effect is expected on the financial statements as a result of future adoption.

4. PREPAID EXPENSES

	July 31, 2021	July 31, 2020
Insurance	$74,862	$57,875
Deposits	263,779	303,190
Other	393	2,581
	$339,034	$363,646

RISE GOLD CORP. (An Exploration Stage Company) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEAR ENDED JULY 31, 2021 (Expressed in United States Dollars)

5. MINERAL PROPERTY INTERESTS

The Company's mineral properties balance consists of:

Idaho-Maryland, California
Ending balance, July 31, 2021 and 2020	$4,149,053

Title to mineral properties

Title to mineral properties involves certain inherent risks due to the difficulties of determining the validity of certain mineral titles as well as the potential for problems arising from the frequently ambiguous conveying history characteristic of many mineral properties. As at July 31, 2021, the Company holds title to the Idaho-Maryland Gold Mine Property.

As of July 31, 2021, based on management's review of the carrying value of mineral rights, management determined that there is no evidence that the cost of these acquired mineral rights will not be fully recovered and accordingly, the Company determined that no adjustment to the carrying value of mineral rights was required. As of the date of these consolidated financial statements, the Company has not established any proven or probable reserves on its mineral properties and has incurred only acquisition and exploration costs.

Idaho-Maryland Gold Mine Property, California

On August 30, 2016, the Company entered into an option agreement with three parties to purchase a 100% interest in and to the Idaho-Maryland Gold Mine property located near Grass Valley, California, United States. Pursuant to the option agreement, in order to exercise the option, the Company was required to pay $2,000,000 by November 30, 2016 Upon execution of the option agreement, the Company paid the vendors a non-refundable cash deposit in the amount of $25,000, which would be credited against the purchase price of $2,000,000 upon exercise of the option. On November 30, 2016, the Company negotiated an extension on the closing date of the option agreement to December 26, 2016, in return for a cash payment of $25,000, which would be credited against the purchase price of $2,000,000 upon exercise of the option. On December 28, 2016, the Company negotiated a further no-cost extension of the closing date of the option agreement to April 30, 2017. On January 25, 2017, the Company exercised the option by paying $1,950,000 and acquired a 100% interest in the Idaho-Maryland Gold Mine property.

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

RISE GOLD CORP. (An Exploration Stage Company) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEAR ENDED JULY 31, 2021 (Expressed in United States Dollars)

5. MINERAL PROPERTY INTERESTS (cont'd…)

On January 6, 2017, the Company entered into an option agreement with Sierra Pacific Industries Inc. ("Sierra") to purchase a 100% interest in and to certain surface rights totalling approximately 82 acres located near Grass Valley, California, United States, contiguous to the Idaho-Maryland Gold Mine property acquired by the Company on January 25, 2017. Pursuant to the option agreement, in order to exercise the option, the Company was required to pay $1,900,000 by March 31, 2017. Upon execution of the option agreement, the Company paid the vendors a non-refundable cash deposit in the amount of $100,000, which was credited against the purchase price of $1,900,000 upon exercise of the option. On April 3, 2017, the Company negotiated an extension of the closing date of the option agreement to June 30, 2017, in return for a cash payment of $200,000, at which time a payment of $1,600,000 was due in order to exercise the option. On June 7, 2017, the Company negotiated an extension of the closing date of the option agreement to September 30, 2017, in return for a cash payment of $300,000, at which time a payment of $1,300,000 was due in order to exercise the option.

On May 14, 2018, the Company completed the purchase of the surface rights totalling approximately 82 acres by making final payments totalling $1,300,000.

As at July 31, 2021, the Company has incurred cumulative exploration expenditures of $7,169,662 on the Idaho-Maryland Gold Mine property as follows:

	Year ended July 31, 2021	Year ended July 31, 2020

Idaho-Maryland Gold Mine expenditures:
Opening balance	$6,387,402	$4,750,611

Consulting	520,690	1,472,374
Engineering	12,770	32,543
Exploration	124,987	(117,792)
Rent	91,208	71,363
Supplies	2,474	11,007
Sampling	187	112,153
Logistics	4,366	32,157
Depreciation	25,579	22,986
Total expenditures for the year	782,261	1,636,791

Closing balance	$7,169,662	$6,387,402

RISE GOLD CORP. (An Exploration Stage Company) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEAR ENDED JULY 31, 2021 (Expressed in United States Dollars)

6. EQUIPMENT AND EQUIPMENT LOAN

Cost	Drilling equipment
At July 31, 2019	$638,267
Foreign currency translation adjustment	6,580
At July 31, 2020	$644,847
At July 31, 2021	$644,847

Accumulated depreciation
At July 31, 2019	$20,501
Depreciation	22,986
At July 31, 2020	$43,487
Depreciation	25,579
At July 31, 2021	$69,066

Total carrying value, July 31, 2020	$601,360
Total carrying value, July 31, 2021	$575,781

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

7. CONTINGENCY

During the year ended July 31, 2014, the Company entered into a binding letter of intent ("LOI") with Wundr Software Inc. ("Wundr"). Under the terms of the LOI, the Company would acquire 100% of the issued and outstanding common shares of Wundr. Due to unforeseen circumstances, the Company did not complete the transactions contemplated in the LOI, which the Company announced had expired on January 10, 2014.

On September 17, 2014, the Company learned that it was the subject, along with a number of additional defendants, of a notice of civil claim (the "Claim") filed in the Supreme Court of British Columbia by Wundr, under which Wundr is seeking general damages from the Company as well as damages for conspiracy to cause economic harm. None of the allegations contained in the Claim have been proven in court. Management has determined that the probability of the Claim resulting in an unfavourable outcome and financial loss to the Company is unlikely.

RISE GOLD CORP. (An Exploration Stage Company) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEAR ENDED JULY 31, 2021 (Expressed in United States Dollars)

8. RELATED PARTY TRANSACTIONS

Key management personnel consist of the Chief Executive Officer, Chief Financial Officer, and the directors of the Company. The remuneration of the key management personnel is as follows:

a) Salaries of $135,000 (2020 - $135,000) were paid or accrued to the CEO of the Company.

b) Directors' fees of $80,000 (2020 - $84,167) to directors of the Company.

c) During the year ended July 31, 2021, the Company paid $141,304 (2020 - $133,708) in professional fees to a company controlled by a director of the Company.

d) Share-based compensation of $560,792 (2020 - $326,393) for options granted during the year ended July 31, 2020.

e) As at July 31, 2021, $34,010 (2020 - $79,479) was owed to related parties.

9. LOAN PAYABLE

On September 3, 2019, the Company completed a debt financing with Eridanus Capital LLC (the "Lender") for $1,000,000 (the "Loan"). The Loan has a term of 4 years and an annual interest rate of 10% for the first two years increasing to 20% in year 3 and to 25% in year 4. Interest will accrue and be paid along with the principal upon the maturity date. The Lender received 1,150,000 bonus share purchase warrants as additional consideration for advancing the Loan. The fair value of these warrants was calculated to be $444,942 which was netted against the loan payable balance along with $15,000 paid to the lender for a total of $459,942 in issuance costs. Each warrant entitles the holder to acquire one share of common stock at an exercise price of $0.80 (C$1.00) for a period of three years from the date of issuance. The Loan may be repaid prior to the maturity date, in whole or in part, provided that all accrued interest is paid. In addition, if total interest payments are less than $200,000, the difference will be paid to the Lender as prepayment compensation. The Loan is secured against the assets of the Company and its subsidiary and will be used for permitting, engineering, and working capital at the Company's Idaho Maryland Gold Project.

Loan Payable
Balance, July 31, 2019	$-
Proceeds	1,000,000
Issuance costs	(459,942)
Interest expense	97,581
Accretion expense	104,518
Balance, July 31, 2020	$742,157
Interest expense	119,523
Accretion expense	114,907
Balance, July 31, 2021	$976,587

10.  WARRANT DERIVATIVE

The exercise price of the Company's share purchase warrants is fixed in Canadian dollars and the functional currency of the Company is the US dollar. These warrants are considered to be a derivative as a variable amount of cash in the Company's functional currency that will be received on exercise of the warrants. Accordingly, the share purchase warrants issued as part of past financings, are classified, and accounted for as warrant derivative. Share purchase warrants with a compensatory nature are not included in this calculation.

RISE GOLD CORP. (An Exploration Stage Company) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEAR ENDED JULY 31, 2021 (Expressed in United States Dollars)

The following table shows a continuity of the Company's fair value of warrant derivative:

	Warrant derivative	Number of warrants accounted for as derivative liability
Balance, August 1, 2019	$1,604,768	8,049,428
Addition	1,521,930	4,473,238
Expiry	(9,010)	(1,362,747)
Fair value adjustment	(899,581)	-
Balance, July 31, 2020	$2,218,107	11,159,919
Expiry	-	(5,679,836)
Fair value adjustment	(1,776,341)	-
Balance, July 31, 2021	$441,766	5,480,083

During the year ended July 31, 2021, the Company recorded a gain on fair value adjustment on warrant derivative of $1,776,341 (July 31, 2020 - loss of $2,218,107).

RISE GOLD CORP. (An Exploration Stage Company) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEAR ENDED JULY 31, 2021 (Expressed in United States Dollars)

10.  WARRANT DERIVATIVE (continued)

The following weighted average assumptions were used for the Black-Scholes pricing model valuation of warrants derivative as at July 31, 2021 and July 31, 2020:

	July 31, 2021	July 31, 2020

Risk-free interest rate	1.52%	1.52%
Expected life of warrants	0.08 - 1.14 years	0.46 to 2.05 years
Expected annualized volatility	83.6% to 118.2%	92.6% to 117.0%
Dividend	Nil	Nil
Forfeiture rate	0%	0%

11. CAPITAL STOCK AND ADDITIONAL PAID-IN CAPITAL

Private Placements

On August 19, 2019, the Company completed the second tranche of a non-brokered private placement for a total of $2,412,281 (C$3,207,850) through the sale of 4,582,644 units at a price of $0.53 (C$0.70) per unit where each unit consists of one share of common stock and one-half of one share purchase warrant. Each whole warrant is exercisable into one share of common stock at a price of $0.80 (C$1.00) until August 19, 2022. The Company has paid finders' fees and associated legal fees of $8,710 and issued a total of 11,196 finder's warrants valued at $4,990, entitling the holder to acquire one share at a price of $0.80 (C$1.00) until August 19, 2022.

On July 31, 2020, the Company completed a non-brokered private placement for a total of $3,272,875 through the issuance of 4,363,833 units at a price of $0.75 per Unit (C$1.02 per Unit), with each Unit comprising of one share of common stock (a "Share") and one-half of one share purchase warrant. Each whole warrant entitles the holder to acquire one Share at an exercise price of $1.00 until July 31, 2022. The Company paid a total of $40,414 in finders' fees and issued a total of 43,435 finder's warrants with a fair value of $15,500, where each finder's warrant entitles the holder to acquire one Share at a price of $1.00 until July 31, 2022. The following weighted average assumptions were used for the Black-Scholes pricing model valuation of these warrants: Risk-free interest rate - 1.52%; expected volatility - 115.42%; share price of C$0.86 and strike price - C$1.02; expected life of warrants - 2 years.

To accommodate the lack of authorized capital to facilitate the closing of the private placement, the Company's President and CEO surrendered 1,097,298 stock options priced between C$0.70 and C$2.40 per share.

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

RISE GOLD CORP. (An Exploration Stage Company) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEAR ENDED JULY 31, 2021 (Expressed in United States Dollars)

11. CAPITAL STOCK AND ADDITIONAL PAID-IN CAPITAL (continued)

Stock Options

During the year ended July 31, 2020, the Company granted a total of 826,284 stock options with a fair value of $357,271 to employees, officers, directors, and consultants of the Company, exercisable at a weighted average price of C$0.68 per share for a period of five years.

On September 22, 2020, the Company granted a total of 1,338,500 stock options to the Company's President and CEO, Benjamin Mossman. The stock options are exercisable at a price of $0.90 (C$1.20) per share until September 22, 2025. The Company recorded share-based compensation of $560,792 in connection with this grant.

 The following incentive stock options were outstanding as at July 31, 2021:

Number of Options	Weighted Average Exercise Price (C$)	Expiry Date

75,000	0.50	March 17, 2023
350,000	1.20	April 19, 2023
180,000	1.00	November 30, 2023
290,000	0.70	August 21, 2024
1,338,500	1.20	September 22, 2025
2,233,500	1.09

 Stock option transactions are summarized as follows:

	Number of Options	Weighted Average Exercise Price ($C)
Balance outstanding and exercisable, July 31, 2019	1,451,014	$1.54
Options granted	826,284	0.68
Options expired	(175,000)	2.44
Options forfeited	(1,097,298)	1.25
Balance outstanding and exercisable, July 31, 2020	1,005,000	1.00
Options granted	1,338,500	1.20
Options expired	(110,000)	1.50
Balance outstanding and exercisable, July 31, 2021	2,233,500	$1.09

As at July 31, 2021, the aggregate intrinsic value of the Company's stock options is $1,313 (July 31, 2020 - $11,532).

RISE GOLD CORP. (An Exploration Stage Company) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEAR ENDED JULY 31, 2021 (Expressed in United States Dollars)

11. CAPITAL STOCK AND ADDITIONAL PAID-IN CAPITAL (continued)

 The following weighted average assumptions were used for the Black-Scholes pricing model valuation of stock options issued during the year ended July 31:

	2021	2020

Risk-free interest rate	1.52%	1.52%
Expected life of stock options	5 years	3-5 years
Expected annualized volatility	119.09%	117.21%-123.27%
Dividend	Nil	Nil
Forfeiture rate	0%	0%

Warrants

The following warrants were outstanding as at July 31, 2021:

Number of Warrants	Exercise Price (C$)	Expiry Date

288,125	1.20	August 31, 2021
200,313	1.20	September 17, 2021
518,407	1.00	July 3, 2022
2,302,517	1.00	August 19, 2022
1,150,000	1.00	September 3, 2022
2,225,352	1.36	July 31, 2022
166,666	1.36	September 21, 2022
6,851,380	1.14

 Subsequent to the year ended July 31, 2021, 488,438 of the Company's warrants expired unexercised.

RISE GOLD CORP. (An Exploration Stage Company) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEAR ENDED JULY 31, 2021 (Expressed in United States Dollars)

11. CAPITAL STOCK AND ADDITIONAL PAID-IN CAPITAL (continued)

 Warrant transactions are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price ($C)
Balance, July 31, 2019	8,196,524	$1.57
Warrants issued	5,677,869	1.00
Warrants expired	(1,402,393)	(2.50)
Balance, July 31, 2020	12,472,000	$1.27
Warrants issued	166,666	1.36
Warrants expired	(5,787,286)	(1.30)
Balance, July 31, 2021	6,851,380	$1.14

The following weighted average assumptions were used for the Black-Scholes pricing model valuation of finders' warrants issued during the year ended July 31:

	2021	2020

Risk-free interest rate	1.52%	1.52%
Expected life of warrants	0.08-1.14 years	2.0 -2.05 years
Expected annualized volatility	83.6%-118.2%	115.42%-116.76%
Dividend	Nil	Nil
Forfeiture rate	0%	0%

Share-Based Payments

The Company has a stock option plan under which it is authorized to grant options to executive officers and directors, employees and consultants enabling them to acquire up to 10% of the issued and outstanding common stock of the Company. Under the plan the exercise price of each option equals the market price of the Company's stock, less any applicable discount, as calculated on the date of grant The options can be granted for a maximum term of 5 years with vesting determined by the board of directors.

RISE GOLD CORP. (An Exploration Stage Company) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEAR ENDED JULY 31, 2021 (Expressed in United States Dollars)

12. INCOME TAXES

A reconciliation of income taxes (recovery) at statutory rates with the reported taxes is as follows:

	2021	2020

Loss before income taxes	$(1,603,878)	$(5,471,535)

Expected income tax (recovery) at statutory tax rates	$(429,000)	$(1,148,000)
Change in statutory, foreign tax, foreign exchange rates and other	1,094,000	(158,000)
Permanent differences	150,000	253,000

Adjustment to prior years provision versus statutory tax return and expiry of non-capital losses	-	(7,000)
Change in unrecognized deductible temporary difference	(815,000)	1,060,000

Income tax recovery	$-	$-

Significant components of deferred tax assets (liabilities) that have not been included on the Company's consolidated balance sheet are as follows:

	2021	2020

Deferred tax assets (liabilities):
Mineral property interest	$27,000	$1,381,000
Non-capital losses available for future period	1,091,000	2,228,000
	1,118,000	3,609,000
Unrecognized deferred tax assets	(1,118,000)	(3,609,000)
Net deferred tax assets	$-	$-

The Company has approximately $4,085,000 (2020 - $7,650,000) in net operating losses which may be carried forward and applied against taxable income in future years.

The significant components of the Company's temporary differences, unused tax credits and unused tax losses that have not been included on the consolidated statement of financial position are as follows:

	2021	Expiry Date Range	2020	Expiry Date Range
Temporary Differences
Exploration and evaluation assets	$181,000	No expiry date	$5,435,000	No expiry date
Equipment	-	No expiry date	501,000	No expiry date
Non-capital losses available for future period	4,085,000	2027 to Indefinite	10,175,000	2027 to Indefinite
USA	$4,085,000	2027 to Indefinite	$10,175,000	2027 to Indefinite

Tax attributes are subject to review and potential adjustments by tax authorities.

RISE GOLD CORP. (An Exploration Stage Company) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEAR ENDED JULY 31, 2021 (Expressed in United States Dollars)

13. SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

During the years ended July 31, 2021 and 2020, the Company had the following non-cash financing and investing activities:

For the year ended July 31, 2021:

a) The Company accrued $119,523 of interest expense as part of the outstanding balance of loan payable.

For the year ended July 31, 2020:

b) The Company issued a total of 11,196 finder's warrants entitling the holder to acquire one share at a price of C$1.00 until August 19, 2022 with a fair value of $4,990.

c) The Company issued a total of 43,435 finder's warrants entitling the holder to acquire one share at a price of C$1.02 until August 19, 2022 with a fair value of $15,500 (C$20,777).

14. SEGMENTED INFORMATION

A reporting segment is defined as a component of the Company that:

- Engages in business activities from which it may earn revenues and incur expenses;

- Operating results are reviewed regularly by the entity's chief operating decision maker; and

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

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The United States Securities and Exchange Commission (the "SEC") defines the term "disclosure controls and procedures" to mean controls and other procedures of an issuer that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

As of the end of the period covered by this Report, our management carried out an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, management concluded that our disclosure controls and procedures were not effective as of July 31, 2021 because of a material weakness in internal control over financial reporting that existed as of that date, as more fully described below.

Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

We carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of its internal control over financial reporting as of July 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated 2013 Framework. Management concluded that our company's internal control over financial reporting was not effective as of July 31, 2021 because a material weakness in internal control over financial reporting existed as of that date as a result of a lack of segregation of incompatible duties due to insufficient personnel. A material weakness is a deficiency or a combination of control deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to a provision under the Dodd-Frank Wall Street Reform and Consumer Protection Act which grants a permanent exemption for non-accelerated filers from complying with Section 404(b) of the Sarbanes-Oxley Act of 2002.

Changes in Internal Control over Financial Reporting

There were no changes in our company's internal control over financial reporting during the period ended July 31, 2021 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The names, ages and titles of the members of our Board of Directors and our executive officers are as follows:

Name	Age	Position
Benjamin W. Mossman	44	Chief Executive Officer, President, Director
Vince W. Boon	40	Chief Financial Officer, Treasurer
Murray Flanigan	55	Director
John G. Proust	62	Director
Thomas I. Vehrs	74	Director
Lawrence Lepard	64	Director

Directors serve as such until our next annual stockholder meeting, or until their successors are elected and qualified. Officers hold their positions at the will of the Board of Directors. As of July 31, 2021, there were no arrangements, agreements or understandings between non-management security holders and management under which non-management security holders may directly or indirectly participate in or influence the management of our company's affairs other than as disclosed in this Report.

Benjamin W. Mossman, Chief Executive Officer, President, Director

Benjamin W. Mossman, P.Eng, was appointed as our Chief Executive Officer and a director on August 1, 2016 and our President on April 20, 2017. Mr. Mossman is a mining engineer with over 15 years of experience in the mining industry including experience in capital markets, project evaluation, acquisitions, and mine operations and development. He was formerly the President, Chief Executive Officer and a director of Banks Island Gold Ltd., a dormant mining company, formerly listed on the TSX Venture Exchange and currently in receivership. See "Involvement in Certain Legal Proceedings" below.

Vince Boon, Chief Financial Officer, Treasurer

Vince Boon was appointed as our Chief Financial Officer on May 1, 2018 and Treasurer on May 16, 2018. Mr. Boon is a Chartered Professional Accountant with over ten years of professional accounting experience with private and public companies focusing on financial reporting, regulatory compliance, internal control and corporate finance activities. Mr. Boon's experience includes financial reporting for both Canadian and U.S. listed companies with international subsidiaries, strategic planning, tax planning, corporate governance, equity financings and due diligence for acquisitions. Mr. Boon is currently the CFO/Corporate Secretary of Japan Gold Corp., and the CFO of Southern Arc Minerals Inc., Canada Energy Partners Inc. and Lincoln Ventures Ltd. Mr. Boon holds a Bachelor of Science degree from the University of British Columbia and is a Chartered Professional Accountant, CPA, CA.

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

Murray Flanigan, Director

Murray Flanigan was elected to our Board of Directors on June 27, 2019. Mr. Flanigan is a management consultant providing financial advisory services to a number of public and private oil and gas and technology companies in North America and abroad. Mr. Flanigan is a Chartered Professional Accountant and a Chartered Financial Analyst with expertise in corporate finance, mergers and acquisitions, international taxation, risk management, banking, treasury, corporate restructuring and accounting, and has served as Chief Financial Officer for various public and private companies. Mr. Flanigan was formerly a Managing Principal and the CFO of Kepis & Pobe Financial Group Inc., where he served for over ten years and was responsible for all aspects of the company's accounting, financing, treasury, tax, and legal affairs including overseeing the company's corporate development activities. Mr. Flanigan is also the Chief Financial Officer of Central African Gold Inc., a publicly traded mining and exploration company prospecting and developing gold projects in Africa. Prior to founding his own consulting company, Mr. Flanigan served as Senior Vice President, Corporate Development and CFO of Qwest Investment Management Corp., where he was responsible for regulatory reporting and corporate filings for over 15 private and publicly listed companies and limited partnerships in Qwest's portfolio, as well as arranging and closing numerous equity and debt financings. Mr. Flanigan also served as VP Corporate Development for Adelphia Communications Corporation, overseeing the company's financial restructuring and ultimate sale to Time Warner Inc. and Comcast Corporation for approximately US$18 billion.

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

Involvement in Certain Legal Proceedings

Except as disclosed below, during the past ten years none of the persons serving as our executive officers and/or directors have been the subject of any of the following legal proceedings that are required to be disclosed pursuant to Item 401(f) of Regulation S-K, including: (a) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (b) any criminal convictions or any criminal proceedings in which the person is a named subject (excluding traffic violations and other minor offenses); (c) any order, judgment, or decree permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; (d) any finding by a court, the SEC or the CFTC to have violated a federal or state securities or commodities law, any law or regulation respecting financial institutions or insurance companies, or any law or regulation prohibiting mail or wire fraud in connection with any business entity; or (e) any sanction or order of any self-regulatory organization, any registered entity, or any equivalent exchange, association, entity or other organization that has disciplinary authority over its members or persons associated with a member. Further, no such legal proceedings are believed to be contemplated by governmental authorities against any director or executive officer.

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

Mr. Mossman, Banks, and two other former employees of Banks, were subject to summary conviction proceedings commenced in August 2016 for alleged violations of the British Columbia provincial Environmental Management Act (the “EMA”), the Provincial Water Act, and the federal Fisheries Act. The charges are related to the active mining operations conducted by Banks at and on Banks Island, BC during the period from 2014 to 2016. The court found Mr. Mossman not guilty and acquitted him of all, but two, charges under the EMA and Fisheries Act. For those two minor offences, the court imposed a $15,000 global fine against Mr. Mossman. All charges were dropped against one former employee and against Banks, and the court dismissed all charges against the other former employee for whom charges were not dropped.

Subsequent to the decision, the Crown filed an appeal regarding certain of the original determinations as they relate to Mr. Mossman. The summary conviction appeal was heard by the BC Supreme Court in May 2019.  Mr. Mossman and the remaining employee cross-appealed the two convictions held against them.  In February 2020, the court issued its decision and ordered a new trial in the matter for Mr. Mossman and the former employee.  The  two convictions and Mr. Mossman’s $15,000 fine relating to the incident were also set aside by the court.  Counsel for Mr. Mossman sought leave to appeal the BC Supreme Court decision to the BC Court of Appeal, which was dismissed as part of the order for a new trial.   The Supreme Court of Canada recently dismissed Mr. Mossman's application to appeal the order for a new trial.  The new trial has not yet been scheduled but is currently forecasted to start sometime in late spring 2022.

In a second trial, the Crown charged Mr. Mossman with obstruction of justice related to the investigation of the underlying charges laid under the EMA and the other provincial and federal environmental regulations. The court acquitted him of that charge on March 6, 2019. No appeal of the acquittal was filed by the Crown.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires a company's directors and officers, and persons who own more than 10% of any class of a company's equity securities which are registered under Section 12 of the Exchange Act, to file with the SEC initial statements of beneficial ownership on Form 3, reports of changes in ownership on Form 4, and annual reports on Form 5 concerning their ownership of and transactions concerning our common stock and other equity securities. Such officers, directors and 10% stockholders are also required to furnish the company with copies of all Section 16(a) reports they file. Based solely on our review of the copies of such forms received by the company, or written representations from the reporting persons as of the date of this Report, management believes that all Section 16(a) filing requirements applicable to directors, officers and 10% stockholders with respect to the fiscal year ended July 31, 2021 have been fulfilled with the following exceptions:

During the fiscal year ended July 31, 2021, Vince Boon filed one report late with respect to three transactions not reported on a timely basis.

Audit Committee Financial Expert

Murray Flanigan is an "audit committee financial expert" within the meaning of Item 401(h)(1) of Regulation S-K. In general, an "audit committee financial expert" is an individual member of the audit committee who (a) understands generally accepted accounting principles and financial statements, (b) is able to assess the general application of such principles in connection with the accounting for estimates, reserves and accruals, (c) has experience preparing, auditing, analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by our company's financial statements, (d) understands internal controls over financial reporting, and (e) understands audit committee functions. We have determined that Mr. Flanigan is an independent director as defined in Nasdaq Listing Rule 5605(a)(2).

Nomination of Directors

The Corporation does not have a formal process or committee for proposing new nominees for election to the Board or for stockholders to make such nominations, and there has been no change in that regard since our last annual report on Form 10-K. Management is in contact with individuals involved in the mineral exploration sector, and in the event that we require any new directors, such individuals will be brought to the attention of the Board. Management will conduct reference and background checks on suitable candidates. New nominees generally must have a track record in business management, areas of strategic interest to our company, the ability to devote the time required to carry out the obligations and responsibilities of a director and a willingness to serve in that capacity.

Code of Ethics

During our fiscal year ended July 31, 2008, the Board of Directors adopted a written Code of Ethics within the meaning of Item 406(b) of Regulation S-K under the Securities Act. The Code of Ethics obligates our directors, officers and employees to disclose potential conflicts of interest and prohibits those persons from engaging in such transactions without the Board's consent.

Item 11.  Executive Compensation.

The following table sets forth information with respect to the compensation awarded or paid to Benjamin W. Mossman, our Chief Executive Officer, President and a director and Vince Boon, our Chief Financial Officer and Treasurer (the "Named Executive Officers"), for all services rendered in all capacities to our company during the past two fiscal years. As of July 31, 2021, we did not have any other executive officers or former executive officers who had received total compensation in excess of US$100,000 during the fiscal year ended July 31, 2021. Pursuant to Item 402(m)(4) of Regulation S-K, we have omitted certain columns from the table since there was no compensation awarded to, earned by or paid to the Named Executive Officer that was required to be reported in such columns in either year.

Summary Compensation Table
Name and Principal Position	Year Ended July 31	Salary ($)	Stock Awards ($)	Option Awards ($) (1)(2)	Total ($)
Benjamin W. Mossman, Chief Executive Officer	2021	135,000	-	560,792	695,792
	2020	135,000	-	201,040	336,040
Vince Boon, Chief Financial Officer	2021	47,103	-	-	47,103
	2020	44,570	-	4,358	48,928

(1) See Note 11 of the notes to our audited financial statements included in this Report for a description of the assumptions made in the valuation of option awards.

(2) Represents share-based payments related to options vesting during the years presented.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information relating to the options held by the Named Executive Officers as of July 31, 2021:

Outstanding Equity Awards at Fiscal Year-End
Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Option Exercise Price (C$)	Option Expiration Date	Number of Shares That Have Not Vested (#)	Market Value of Shares That Have Not Vested ($)
Benjamin W. Mossman	1,338,500 (1)	1.20	September 22, 2025	Nil	Nil
Vince Boon	30,000 10,000	1.20 0.70	April 18, 2023 August 21, 2024	Nil	Nil

(1) On September 22, 2020, the Company granted a total of 1,338,500 stock options to the Company's President and CEO, Benjamin Mossman. The stock options are exercisable at a price of $0.90 (C$1.20) per share until September 22, 2025.

Employment Agreements

On April 19, 2017, we entered into an executive employment agreement with Benjamin W. Mossman, which was amended on April 16, 2018 (the "Executive Employment Agreement"). The Executive Employment Agreement, which commenced on May 1, 2017, provides for an annual salary of $135,000 per year and that Mr. Mossman will, subject to the terms of the stock option plan and exchange policies, be granted options from time to time to maintain his right to purchase 5% of our issued and outstanding common stock. To date, Mr. Mossman has been granted options from time to time pursuant to the terms of his Executive Employment Agreement. See Item 13, "Certain Relationships and Related Transactions, and Director Independence."

The Executive Employment Agreement includes compensation provisions for Mr. Mossman if there is a change of control, he is terminated without just cause, he resigns under circumstances contemplated in the Executive Employment Agreement or he dies while in our employment. If there is a change of control and Mr. Mossman is terminated within one (1) year of the date of a change of control or if Mr. Mossman terminates his employment with us upon the occurrence of certain events, including a material adverse and fundamental change in his overall authority and responsibilities, Mr. Mossman will be entitled to a lump sum amount equal to three (3) years of Mr. Mossman's then applicable annual salary. If Mr. Mossman is otherwise terminated without just cause, Mr. Mossman will be entitled to an amount equal to three (3) months of Mr. Mossman's then applicable annual salary and will also be entitled to maintain in effect, until the earliest of the expiration of 18 months and the death of Mr. Mossman, participation in certain of our benefit plans and stock option plans. If Mr. Mossman dies while employed with us, Mr. Mossman's estate, subject to compliance with stock exchange requirements, our stock option plan, and the terms of the Executive Employment Agreement, will be entitled to continue Mr. Mossman's participation in our stock option plan.

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

The following table sets out compensation for the year ended July 31, 2021 of those individuals who served as directors during that year but did not qualify as Named Executive Officers.

Name	Fees Earned or Paid in Cash	Option Awards	Total
Murray Flanigan	$20,000(1)	Nil	$20,000
Thomas I. Vehrs	$20,000 (1)	Nil	$20,000
John G. Proust	$161,304(2)	Nil	$161,304
Lawrence Lepard	$20,000(1)	Nil	$20,000

(1) Represents directors' fees

(2) Includes fees totaling $141,304 paid to a management services company owned by John Proust

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the beneficial ownership of our common stock as of October 27, 2020 by (a) each person who serves as a director and/or is identified as a "Named Executive Officer" of Rise in Item 11, "Executive Compensation," above, and by all of our current directors and executive officers as a group, and (b) each person known by us to beneficially own more than 5.0% of any class of our voting securities.

A person or group of persons is considered to beneficially own any shares over which such person or group of persons, directly or indirectly, exercises sole or shared voting or investment power, or over which such person or group of persons has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options or warrants or otherwise. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our officers and directors is exercised solely by the beneficial owner thereof.

For the purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named below, any shares that such person or group of persons has the right to acquire within 60 days of October 27, 2021 is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class(1)
Named Executive Officer and Directors

Benjamin W. Mossman	1,597,043 (2)	5.7%

Vince Boon	40,000 (3)	*

Murray Flanigan	40,000 (4)	*

John G. Proust	928,878 (5)	3.4%

Thomas I. Vehrs	85,000 (6)	*

Lawrence Lepard	3,356,531(7)	12.2%

Executive Officers and Directors as a Group (6 persons)	6,047,452 (2)(3)(4)(5)(6)(7)(8)	20.6%

5% Owners

EMA GARP FUND, LLP 211 Grove Street Wellesley, Massachusetts 02482	1,929,656 (8)	7.1%

Yamana Gold Inc.
Royal Bank Plaza, North Tower 200 Bay Street, Suite 2200 Toronto, Ontario M5J 2J3	2,754,972 (9)	10.3%

(1) Based on 26,770,298 shares of common stock issued and outstanding as of October 27, 2021.

(2) Benjamin W. Mossman, our Chief Executive Officer, President and a director, holds 202,829 shares of common stock, 55,714 warrants, 35,741 of which are exercisable into common stock at a price of C$1.00 per share until July 3, 2022 and 20,000 of which are exercisable into common stock at a price of $1.00 per share until July 31, 2022, and 1,338,500 stock options, each of which is exercisable into common stock at a price of $0.90 (C$1.20) per share until September 22, 2025.

(3) Vince Boon, our Chief Financial Officer and Treasurer, holds 40,000 stock options, 30,000 of which are exercisable into common stock at a price of C$1.20 per share until April 18, 2023 and 10,000 of which are exercisable into common stock at a price of C$0.70 per share until August 21, 2024.

(4) Murray Flanigan, a director, holds 40,000 stock options, each of which is exercisable into common stock at a price of C$0.70 per share until August 21, 2024.

(5) John G. Proust, a director, beneficially owns 583,878 shares of common stock and holds 345,000 stock options, 120,000 of which are exercisable into common stock at a price of C$1.20 per share until April 18, 2023, 150,000 of which are exercisable into common stock at a price of C$1.20 per share until November 29, 2023 and 75,000 of which are exercisable into common stock at a price of C$0.70 per share until August 21, 2024..

(6) Thomas I. Vehrs, a director, holds 85,000 stock options, 25,000 of which are exercisable into common stock at a price of C$1.20 per share until April 18, 2023, 20,000 of which are exercisable into common stock at a price of C$1.00 per share until November 29, 2023 and 40,000 of which are exercisable into common stock at a price of C$0.70 per share until August 21, 2024.

(7) Lawrence Lepard, a director, holds 591,875 shares of common stock and indirectly beneficially owns an additional 135,000 shares of common stock through his children. Mr. Lepard also holds 100,000 stock options, each of which is exercisable into common stock at a price of C$0.70 per share until August 21, 2024, and 281,875 warrants, 81,875 of which are exercisable into common stock at a price of C$1.20 per share until September 17, 2021 and 200,000 of which are exercisable into common stock at a price of C$1.00 per share until August 19, 2022. Mr. Lepard is the sole member and manager of EMA GARP GP, LLC, which is the general partner of EMA GARP FUND, LP. See note (8).

(8) EMA GARP FUND, LLP holds 1,529,656 shares of common stock and 400,000 warrants, 50,000 of which are exercisable into common stock at a price of C$1.00 per share until July 3, 2022, 250,000 of which are exercisable into common stock at a price of C$1.00 per share until August 19, 2022 and 100,000 of which are exercisable into common stock at a price of $1.00 per share until July 31, 2022. EMA GARP GP, LLC is the general partner of the EMA GARP FUND, LLP. Lawrence Lepard, one of our directors, is the sole member and manager of EMA GARP GP, LLC. See note (7).

(9) Beneficially owned through Meridian Jerritt Canyon Corp., a wholly owned subsidiary of Yamana Gold Inc.

* Less than 1%.

Changes in Control

We are not aware of any arrangements, including any pledge by any person of its securities, the operation of which may at a subsequent date result in a change in control of our company.

Securities Authorized for Issuance Under Equity Compensation Plans

On March 23, 2016, the Board of Directors approved the adoption of an incentive stock option plan that provides for the granting of options representing up to 10% of our common stock to its directors, officers, employees and consultants (the "Plan"). As of July 31, 2021, options to purchase 2,233,500 shares at prices of between C$0.50 and C$1.20 per share are outstanding to 15 persons under the Plan.

We do not have any other compensation plans under which our equity securities are authorized for issuance.

Equity Compensation Plan Information

As of July 31, 2021

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by shareholders	2,233,500	C$1.09	443,530
Equity compensation plans not approved by shareholders	-	-	-
Total	2,233,500	C$1.09	443,530

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

On April 17, 2018, we entered into a consulting agreement with J. Proust & Associates Inc. ("JPA"), a management services company owned by one of our directors, John Proust. JPA agreed to provide the Company with such business advisory, finance, accounting and corporate administrative services as may be requested by the Company, including a Chief Financial Officer, a Controller and Corporate Secretary, plus use of a fully furnished office, for a monthly fee of C$7,100, or C$85,200 on an annualized basis. The agreement provides that the Company may grant stock options to JPA or its employees, as determined by the Board of Directors from time to time. The agreement had a one-year term that commenced on April 17, 2018. On December 13, 2018, the parties amended the agreement to increase the compensation to C$15,000 per month, or C$180,000 on an annualized basis, and to revise the term of the agreement, with a new one-year term commencing on January 1, 2019 that continues thereafter on a month-to-month basis, unless the agreement is terminated by the parties in accordance with its terms. During the year ended July 31, 2021, the Company paid $141,304 to JPA under this agreement.

On October 16, 2018, we entered into an agreement with Meridian Jerritt Canyon Corp. ("Meridian"), a wholly-owned subsidiary of Yamana Gold Inc., pursuant to which Meridian completed a strategic initial investment in our company of C$1.75 million through the purchase of 1,750,000 units (the "Agreement"). Under the Agreement, Meridian has the right, for as long as it owns 5% or more of our outstanding shares of common stock, to participate in any of our future equity financings in order to maintain its percentage equity interest or to increase its equity ownership up to 19.9% of our issued and outstanding shares. In addition, Meridian will be permitted to nominate one individual to our Board of Directors and to appoint two members to our advisory committee.

On July 31, 2020, Benjamin Mossman, President. Chief Executive Officer and a director of the Company, voluntarily surrendered to the Company for cancellation 1,097,298 stock options (the “Cancelled Options”). The Cancelled Options had exercise prices ranging from C$0.70 to C$2.40 per share as follows:

Number of Optioned Shares	Exercise Price	Original Date of Grant	Expiry Date
461,284	C$0.70	Aug. 21, 2019	Aug. 21, 2024
100,000	C$1.00	Nov. 29, 2018	Nov. 29, 2023
263,100	C$1.20	Apr. 19, 2018	Apr. 19, 2023
58,660	C$2.00	Aug. 8, 2016	Aug. 8, 2021
214,254	C$2.40	Dec. 27, 2016	Dec. 27, 2021
1,097,298 Total

Mr. Mossman offered to surrender the Cancelled Options in order to free up additional authorized capital needed to help facilitate the closing of a $3,272,875 private placement on July 31, 2020. Mr. Mossman's offer to surrender the Cancelled Options was made subject to the condition that once the Company's authorized capital was increased, or sufficient authorized capital otherwise became available, the Company would grant Mr. Mossman new stock options to replace the Cancelled Options at a price and upon terms to be determined in accordance with, and subject to, applicable securities and stock exchange requirements. We could not issue replacement options until additional shares of our common stock were authorized that could then be reserved for issuance upon exercise of the replacement options.

On September 18, 2020, we held a Special Meeting of Stockholders at which the stockholders of the Company approved an increase in our authorized shares of common stock from 40,000,000 to 400,000,000. On September 22, 2020, we granted 1,338,500 stock options to Mr. Mossman. The new stock options are exercisable at a price of $0.90 (~C$1.20) per share until September 22, 2025.

Director Independence

Because our common stock is not currently listed on a national securities exchange, we currently use the definition in Nasdaq Listing Rule 5605(a)(2) for determining director independence, which provides that an "independent director" is a person other than an executive officer or employee of the company or any other individual having a relationship which, in the opinion of the company's Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The Nasdaq listing rules provide that a director cannot be considered independent if:

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
  the director or a family member of the director is a partner in, controlling stockholder of, or an executive officer of an entity to which the company made, or from which the company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient's consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exclusions);
  the director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three years, any of the executive officers of the company served on the compensation committee of such other entity; or
  the director or a family member of the director is a current partner of the Company's outside auditor, or at any time during the past three years was a partner or employee of the company's outside auditor, and who worked on the company's audit.

We have determined that Murray Flanigan, Lawrence Lepard, John Proust, and Thomas Vehrs meet this definition of independence.

Item 14.  Principal Accountant Fees and Services.

The following table shows the fees billed by our company's auditor, Davidson & Company LLP Chartered Accountants, for the fiscal years ended July 31, 2021 and 2020, and a summary of the services provided under each category follows the table:

	July 31, 2021 (C$)	July 31, 2020 (C$)
Audit Fees	44,031	63,140
Audit-Related Fees	33,403	31,378
Tax Fees	-	-
All Other Fees	-	-

Audit Fees consist of fees billed for professional services rendered for the audit of the consolidated financial statements and review of the quarterly interim consolidated financial statements.

Audit-Related fees consist of the review of SEC comment letters and management responses.

Tax Fees consist of tax compliance fees and other tax planning advisory services.

All Other Fees:  There were no fees billed by Davidson & Company for professional services rendered for other compliance purposes for the years ended July 31, 2021 and 2020.

Our Board of Directors has established pre-approval policies and procedures, pursuant to which the Board approved the foregoing audit and audit-related services provided by Davidson & Company in fiscal years 2021 and 2020 consistent with the Board's responsibility for engaging our company's independent auditors.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a) The following financial statements are being filed as part of this Report:

Consolidated Financial Statements of Rise Gold Corp.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of July 31, 2021 and 2020

Consolidated Statement of Operations and Comprehensive Loss for the years ended July 31, 2021 and 2020

Consolidated Statement of Cash Flows for the years ended July 31, 2021 and 2020

Consolidated Statement of Stockholders' Equity (Deficit) for the years ended July 31, 2021 and 2020

Notes to the Consolidated Financial Statements

(b) The following exhibits are being filed as part of this Report:

Number	Exhibit Description

3.1	Articles of Incorporation, as amended through March 29, 2017 (1)

3.2	Certificate of Change made effective December 16, 2019 (2)

3.3	Certificate of Amendment dated September 18, 2020 (2)

3.4	Bylaws (3)

4.1	Description of Capital Stock (4)

10.1	Incentive Stock Option Plan dated March 23, 2016 (1)

10.2	Employment Agreement with Benjamin Mossman dated as of April 19, 2017 (1)

10.3	April 16, 2018 Amendment to the Employment Agreement with Benjamin Mossman dated as of April 19, 2017 (5)

10.4	Form of Subscription Agreement with Meridian Jerritt Canyon Corp., a wholly-owned subsidiary of Yamana Gold Inc., dated October 16, 2018 (6)

10.5	Consulting Agreement with J. Proust & Associates Inc., as amended, dated December 13, 2018 (7)

10.6	Loan Agreement between Rise Grass Valley Inc. and Eridanus Capital, LLC dated August 30, 2019 (8)

10.7	Collateral Agreement in favor of Eridanus Capital, LLC, dated August 30, 2019 (8)

10.8	Deed of Trust in favor of Jeremy A. M. Evans, as trustee, for the benefit of Eridanus Capital, LLC dated August 30, 2019 (8)

14.1	Code of Ethics (9)

14.1	Subsidiaries of the registrant (1)

23.1	Consent of Davidson & Company

31.1	Certificate of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance File

101.SCH	XBRL Taxonomy Schema Linkbase Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

_____________________

(1) Included as an exhibit to our registration statement on Form S-1 filed on September 5, 2017 and incorporated herein by reference.

(2) Included as an exhibit to our Form 10-K annual report filed on October 29, 2020 and incorporated herein by reference.

(3) Included as an exhibit to our registration statement on Form S-1 filed on February 19, 2008 and incorporated herein by reference.

(4) Included as an exhibit to our Form 10-K annual report filed on October 29, 2019 and incorporated herein by reference.

(5) Included as an exhibit to our registration statement on Form S-1 filed on May 29, 2018 and incorporated herein by reference.

(6) Included as an exhibit to post-effective Amendment No. 1 to our Form S-1 registration statement filed on November 26, 2018 and incorporated herein by reference.

(7) Included as an exhibit to our Form S-1 registration statement filed on January 17, 2019 and incorporated herein by reference.

(8) Included as an exhibit to our Form S-1 registration statement filed on October 31, 2019 and incorporated herein by reference.

(9) Included as an exhibit to Amendment No. 1 to our Form 10-K annual report filed on October 30, 2008 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  October 27, 2021

RISE GOLD CORP.

/s/ Benjamin Mossman

Benjamin Mossman

Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Benjamin Mossman

Benjamin Mossman
Chief Executive Officer and Director
(Principal Executive Officer)
October 27, 2021

/s/ Vince Boon

Vincent Boon

Chief Financial Officer, Treasurer

(Principal Financial and Accounting Officer)

October 27, 2021

/s/ Murray Flanigan

Murray Flanigan

Director

October 27, 2021

/s/ John Proust

John Proust

Director

October 27, 2021

/s/ Thomas Vehrs

Dr. Thomas Vehrs

Director

October 27, 2021

/s/ Lawrence Lepard

Lawrence Lepard

Director

October 27, 2021