Form 10-Q
period 2021-10-31
Rise Gold Corp.
filed 2021-12-15
CIK 1424864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2021

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

(604) 260-4577
(Registrant's telephone number, including area code)

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
☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
☐ Yes ☒ No

As of December 10, 2021, the registrant had 26,770,298 shares of common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The condensed consolidated interim financial statements of Rise Gold Corp. ("we", "us", "our", the "Company", or the "registrant"), a Nevada corporation, included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission. Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, the condensed consolidated interim financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company in the Company's Form 10-K for the fiscal year ended July 31, 2021.

1

RISE GOLD CORP.

(AN EXPLORATION STAGE COMPANY)

CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

PERIOD ENDED OCTOBER 31, 2021

2

RISE GOLD CORP.
(An Exploration Stage Company)
CONDENSED CONSOLIDATED INTERIM BALANCE SHEET
(Expressed in United States Dollars)
(Unaudited)

AS AT	October 31, 2021	July 31, 2021
ASSETS
Current
Cash	$397,100	$773,279
Receivables	47,245	44,113
Prepaid expenses (Note 3)	319,064	339,034
Total current assets	763,409	1,156,426

Non-current
Mineral property interests (Note 4)	4,149,053	4,149,053
Equipment (Note 5)	569,551	575,781
Total assets	$5,482,013	$5,881,260

LIABILITIES AND STOCKHOLDERS' EQUITY
Current
Accounts payable and accrued liabilities	$268,962	$165,892
Payable to related parties (Note 7)	20,000	34,010
Total current liabilities	288,962	199,902

Non-current
Loan payable (Note 8)	1,037,673	976,587
Derivative liability (Note 9)	104,673	441,766
Total liabilities	1,431,308	1,618,255

Stockholders' equity
Capital stock, $0.001 par value, 400,000,000 shares authorized (July 31, 2021 - 400,000,000) ; 26,770,298 (July 31, 2021 - 26,770,298 shares issued and outstanding (Note 10)	26,770	26,770
Additional paid-in capital (Note 10)	23,884,796	23,884,796
Cumulative translation adjustment	(104,084)	(104,084)
Deficit	(19,756,777)	(19,544,477)
Total stockholders' equity	4,050,705	4,263,005

Total liabilities and stockholders' equity	$5,482,013	$5,881,260

Nature and continuance of operations (Note 1)
Contingency (Note 6)
The accompanying notes are an integral part of these condensed consolidated interim financial statements.

RISE GOLD CORP.
(An Exploration Stage Company)

CONDENSED CONSOLIDATED INTERIM STATEMENT OF LOSS AND COMPREHENSIVE LOSS
(Expressed in United States Dollars)
(Unaudited)

FOR THE THREE MONTHS ENDED OCTOBER 31,	2021	2020

EXPENSES
Accretion expense (Note 8)	$28,963	$28,963
Consulting	129,513	57,464
Directors' fees	20,000	20,000
Filing and regulatory	6,530	18,277
Foreign exchange (gain) loss	6,900	(2,298)
General and administrative	106,723	129,716
Geological, mineral, and prospect costs (Note 4)	54,524	189,360
Interest expense (Note 8)	32,123	28,969
Professional fees	123,700	169,616
Promotion and shareholder communication	7,363	47,546
Share-based compensation (Note 10)	-	560,792
Salaries	33,750	36,399
Loss	$(550,089)	$(1,284,804)
Gain on fair value adjustment on derivative liability (Note 9)	337,093	256,696
Other income	696	2,750
Net loss and comprehensive loss for the period	$(212,300)	$(1,025,358)

Basic and diluted loss per common share	$(0.01)	$(0.04)

Weighted average number of common shares outstanding (basic and diluted)	26,770,298	26,578,269

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

RISE GOLD CORP.
(An Exploration Stage Company)

CONDENSED CONSOLIDATED INTERIM STATEMENT OF CASH FLOWS
(Expressed in United States Dollars)
(Unaudited)

FOR THE THREE MONTHS ENDED OCTOBER 31,	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES
Loss for the period	$(212,300)	$(1,025,358)
Items not involving cash
Depreciation	6,230	6,213
Interest expense	32,123	28,969
Share-based payment	-	560,792
Accretion expense	28,963	28,963
Gain on fair value adjustment on derivative liability	(337,093)	(256,696)
Non-cash working capital item changes:
Receivables	(3,132)	(6,968)
Prepaid expenses	19,970	17,036
Accounts payable and accrued liabilities	89,060	(65,759)
Related party payables	-	(59,348)
Net cash used in operating activities	(376,179)	(772,156)

CASH FLOWS FROM FINANCING ACTIVITIES
Private placement, net of issuance cost	-	248,198
Net cash provided by financing activities	-	248,198

Change in cash for the period	(376,179)	(523,958)
Cash, beginning of period	773,279	3,378,826
Cash, end of period	$397,100	$2,854,868

Supplemental disclosure with respect to cash flows (Note 11)
The accompanying notes are an integral part of these condensed consolidated interim financial statements.

RISE GOLD CORP.
(An Exploration Stage Company)

CONDENSED CONSOLIDATED INTERIM STATEMENT OF STOCKHOLDERS' EQUITY

(Expressed in United States Dollars)
(Unaudited)

	Capital Stock		Additional Paid-in Capital	Cumulative Translation Adjustment

	Number	Amount			Deficit	Total

Balance as at July 31, 2020	26,436,965	$26,437	$23,076,139	$(104,084)	$(17,940,599)	$5,057,893
Shares issued for cash, net of issuance cost	333,333	333	247,865	-	-	248,198
Share-based compensation	-	-	560,792	-	-	560,792
Loss for the period	-	-	-	-	(1,025,358)	(1,025,358)
Balance as at October 31, 2020	26,770,298	$26,770	$23,884,796	$(104,084)	$(18,965,957)	$4,841,525

Balance as at July 31, 2021	26,770,298	$26,770	$23,884,796	$(104,084)	$(19,544,477)	$4,263,005
Loss for the period	-	-	-	-	(212,300)	(212,300)
Balance as at October 31, 2021	26,770,298	$26,770	$23,884,796	$(104,084)	$(19,756,777)	$4,050,705

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

RISE GOLD CORP.
(An Exploration Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE-MONTH PERIOD ENDED OCTOBER 31, 2021
(Expressed in United States Dollars)
(Unaudited)

1.           NATURE AND CONTINUANCE OF OPERATIONS

Rise Gold Corp. (the "Company") was originally incorporated as Atlantic Resources Inc. in the State of Nevada on February 9, 2007 and is in the exploration stage. On April 11, 2012, the Company merged its wholly-owned subsidiary, Patriot Minefinders Inc., a Nevada corporation, in and to the Company to affect a name change to Patriot Minefinders Inc. On January 14, 2015, the Company completed a name change to Rise Resources Inc. in the same manner. On April 7, 2017, the Company changed its name to Rise Gold Corp. These mergers were carried out solely for the purpose of effecting these changes of names.

On January 29, 2016, the Company completed an initial public offering in Canada and began trading on the Canadian Securities Exchange ("CSE") under trading symbol "RISE.CN" on February 1, 2016.

On September 18, 2020, the Company increased its authorized capital from 40,000,000 shares to 400,000,000 shares.

The Company is in the early stages of exploration and, as is common with any exploration company, it raises financing for its acquisition activities. The accompanying condensed consolidated interim financial statements have been prepared on the going concern basis, which presumes that the Company will continue operations for the foreseeable future and will be able to realize assets and discharge liabilities in the normal course of business. The Company has incurred a loss of $212,300 for the three-month period ended October 31, 2021 and has accumulated a deficit of $19,756,777. The ability of the Company to continue as a going concern is dependent on the Company's ability to maintain continued support from its shareholders and creditors and to raise additional capital and implement its business plan. There is no assurance that the Company will be able to obtain adequate financing in the future or that such financing will be on terms advantageous to the Company. However, the Company has been able to obtain such financings in the past. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. At October 31, 2021, the Company had working capital of $474,447 (July 31, 2021 - $956,524). As such, these material uncertainties cast a substantial doubt regarding the Company's ability to continue as a going concern.

Furthermore, the novel coronavirus outbreak ("COVID-19") was declared a pandemic by the World Health Organization in 2020. The situation is dynamic and the ultimate duration and magnitude of the impact on the economy and the Company's business are not known at this time. These impacts could include an impact on the Company's ability to obtain debt and equity financing to fund ongoing exploration activities as well as its ability to explore and conduct business. These consolidated financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.

2. BASIS OF PREPARATION

Generally Accepted Accounting Principles

The accompanying unaudited condensed consolidated interim financial statements have been prepared in conformity with generally accepted accounting principles of the United States of America ("US GAAP") and the rules and regulations of the Securities and Exchange Commission ("SEC") for financial information with the instructions to Form 10-Q and Regulation S-K. Results are not necessarily indicative of results which may be achieved in the future. The unaudited condensed consolidated interim financial statements should be read in conjunction with the Company's Annual Report on Form 10-K, which contains the audited financial statements and notes thereto, together with Management's Discussion and Analysis, for the year ended July 31, 2021. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such SEC rules and regulations. The operating results for the three months ended October 31, 2021 are not necessarily indicative of the results that may be expected for the year ended July 31, 2022.

RISE GOLD CORP. (An Exploration Stage Company) NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE-MONTH PERIOD ENDED OCTOBER 31, 2021 (Expressed in United States Dollars) (Unaudited)

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
3. PREPAID EXPENSES

	October 31, 2021	July 31, 2021
Insurance	$47,366	$74,862
Deposits	265,440	263,779
Other	6,258	393
	$319,064	$339,034

RISE GOLD CORP. (An Exploration Stage Company) NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE-MONTH PERIOD ENDED OCTOBER 31, 2021 (Expressed in United States Dollars) (Unaudited)

4. MINERAL PROPERTY INTERESTS

The Company's mineral properties balance consists of:

Idaho-Maryland, California

July 31, 2021 and October 31, 2021	$4,149,053

Title to mineral properties

Title to mineral properties involves certain inherent risks due to the difficulties of determining the validity of certain mineral titles. Additionally, the potential for problems arising from the frequently ambiguous conveying history characteristic of many mineral properties also exist. The Company received a title opinion on the mineral rights of the Idaho-Maryland Mine property which concludes that ownership belongs to Rise Grass Valley Inc. As at October 31, 2021, the Company holds title to the Idaho-Maryland Gold Mine Property.

As of October 31, 2021, based on management's review of the carrying value of mineral rights, management determined that there is no evidence that the cost of these acquired mineral rights will not be fully recovered and accordingly, the Company determined that no adjustment to the carrying value of mineral rights was required. As of the date of these consolidated financial statements, the Company has not established any proven or probable reserves on its mineral properties and has incurred only acquisition and exploration costs.

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

RISE GOLD CORP. (An Exploration Stage Company) NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE-MONTH PERIOD ENDED OCTOBER 31, 2021 (Expressed in United States Dollars) (Unaudited)

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

As at October 31, 2021, the Company has incurred cumulative exploration expenditures of $7,224,186 on the Idaho-Maryland Gold Mine property as follows:

	Three months ended October 31, 2021	Year ended July 31, 2021

Idaho-Maryland Gold Mine expenditures:
Opening balance	$7,169,662	$6,387,402

Consulting	11,792	520,690
Depreciation	6,230	25,579
Engineering	4,666	12,770
Exploration	2,189	124,987
Logistics	2,715	4,366
Rent	22,096	91,208
Supplies	4,836	2,474
Sampling	—	187
Total expenditures for the period	54,524	782,261

Closing balance	$7,224,186	$7,169,662

RISE GOLD CORP. (An Exploration Stage Company) NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE-MONTH PERIOD ENDED OCTOBER 31, 2021 (Expressed in United States Dollars) (Unaudited)

5. EQUIPMENT

Cost	Drilling equipment
At July 31, 2020	$644,847
At July 31, 2021	$644,847
At October 31, 2021	$644,847

Accumulated depreciation
At July 31, 2020	$43,487
Depreciation	25,579
At July 31, 2021	$69,066
Depreciation	6,230
At October 31, 2021	$75,296

Total carrying value, July 31, 2021	$575,781
Total carrying value, October 31, 2021	$569,551

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

7. RELATED PARTY TRANSACTIONS

Key management personnel consist of the Chief Executive Officer, Chief Financial Officer, and the directors of the Company. The remuneration of the key management personnel is as follows:

a) Salaries of $33,750 (2020 - $33,750) to the CEO of the Company.

b) Director fees of $20,000 (2020 - $20,000) to directors of the Company.

c) During the period ended October 31, 2021, the Company paid $35,797 (2020 - $34,035) in professional and consulting fees to a company controlled by a director of the Company.

d) Share-based compensation of $Nil (2020 - $560,792) for options granted during the period ended October 31, 2021.

e) As at October 31, 2021 and July 31, 2021, $20,000 and $34,010 were owed to related parties, respectively.

RISE GOLD CORP. (An Exploration Stage Company) NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE-MONTH PERIOD ENDED OCTOBER 31, 2021 (Expressed in United States Dollars) (Unaudited)

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

Loan Payable
Balance, July 31, 2020	$742,157
Interest expense	119,523
Accretion expense	114,907
Balance, July 31, 2021	$976,587
Interest expense	32,123
Accretion expense	28,963
Balance, October 31, 2021	$1,037,673

RISE GOLD CORP. (An Exploration Stage Company) NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE-MONTH PERIOD ENDED OCTOBER 31, 2021 (Expressed in United States Dollars) (Unaudited)

9. DERIVATIVE LIABILITY

The exercise price of the Company's share purchase warrants is fixed in Canadian dollars and the functional currency of the Company is the USD. These warrants are considered to be a derivative as a variable amount of cash in the Company's functional currency will be received on exercise of the warrants. Accordingly, the share purchase warrants issued as part of past financings, are classified and accounted for as a derivative liability.

The following table shows a continuity of the Company's derivative liability:

	Warrant derivative	Number of warrants accounted for as derivative liability
Balance, July 31, 2020	$2,218,107	11,159,919
Expiry	-	(5,679,836)
Fair value adjustment	(1,776,341)	-
Balance, July 31, 2021	$441,766	5,480,083
Expiry	-	(488,438)
Fair value adjustment	(337,093)	-
Balance, October 31, 2021	$104,673	4,991,645

For the three-month period ended October 31, 2021, the Company recorded a total gain on fair value of derivative liability of $337,093 during the period (October 31, 2020 -$256,696).

The following weighted average assumptions were used for the Black-Scholes pricing model valuation of warrants as at October 31, 2021 and July 31, 2021:

	October 31, 2021	July 31, 2021

Risk-free interest rate	1.52%	1.52%
Expected life of warrants	0.67 to 1.09 years	0.08 to 1.14 years
Expected annualized volatility	82.9% to 89.8%	83.6% to 118.2%
Dividend	Nil	Nil
Forfeiture rate	0%	0%

RISE GOLD CORP. (An Exploration Stage Company) NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE-MONTH PERIOD ENDED OCTOBER 31, 2021 (Expressed in United States Dollars) (Unaudited)

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

Stock Options

On September 22, 2020, the Company granted a total of 1,338,500 stock options to the Company's President and CEO, Benjamin Mossman. The stock options are exercisable at a price of $0.90 (C$1.20) per share until September 22, 2025. The Company recorded share-based compensation of $560,792 in connection with this grant.

The following incentive stock options were outstanding and exercisable as at October 31, 2021:

Number of Options	Weighted Average Exercise Price (C$)	Expiry Date

75,000	0.50	March 17, 2023
350,000	1.20	April 19, 2023
180,000	1.00	November 30, 2023
290,000	0.70	August 21, 2024
1,338,500	1.20	September 22, 2025
2,233,500	1.09

As at October 31, 2021, the aggregate intrinsic value of the Company's stock options is $Nil (July 31, 2021 - $1,313).

Stock option transactions are summarized as follows:

	Number of Options	Weighted Average Exercise Price ($C)
Balance outstanding and exercisable, July 31, 2020	1,005,000	1.00
Options granted	1,338,500	1.20
Options expired	-110,000	1.50
Balance outstanding and exercisable, July 31, 2021	2,233,500	1.09
Balance outstanding and exercisable, October 31, 2021	2,233,500	$1.09

RISE GOLD CORP. (An Exploration Stage Company) NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE-MONTH PERIOD ENDED OCTOBER 31, 2021 (Expressed in United States Dollars) (Unaudited)

10. CAPITAL STOCK AND ADDITIONAL PAID-IN-CAPITAL (continued)

Share-Based Payments

The Company has a stock option plan under which it is authorized to grant options to executive officers and directors, employees and consultants enabling them to acquire up to 10% of the issued and outstanding common stock of the Company. Under the plan the exercise price of each option equals the market price of the Company's stock, less any applicable discount, as calculated on the date of grant. The options can be granted for a maximum term of 5 years with vesting determined by the board of directors.

Warrants

The following warrants were outstanding as at October 31, 2021:

Number of Warrants	Exercise Price (C$)	Expiry Date

518,407	1.00	July 3, 2022
2,302,517	1.00	August 19, 2022
1,150,000	1.00	September 3, 2022
2,225,352	1.36	July 31, 2022
166,666	1.36	September 21, 2022
6,362,942	1.14

 During the period ended October 31, 2021, a total of 488,438 warrants with an exercise price of C$1.20 expired unexercised.

 Warrant transactions are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price ($C)
Balance, July 31, 2019	8,196,524	$1.57
Warrants issued	5,677,869	1.00
Warrants expired	(1,402,393)	(2.50)
Balance, July 31, 2020	12,472,000	$1.27
Warrants issued	166,666	1.36
Warrants expired	(5,787,286)	(1.30)
Balance, July 31, 2021	6,851,380	$1.14
Warrants expired	(488,438)	(1.20)
Balance, October 31, 2021	6,362,942	$1.14

RISE GOLD CORP. (An Exploration Stage Company) NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE-MONTH PERIOD ENDED OCTOBER 31, 2021 (Expressed in United States Dollars) (Unaudited)

11.         SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

During the three-month periods ended October 31, 2021 and 2020, the Company had the following non-cash financing and investing activities:

For the period ended October 31, 2021:

a)          The Company accrued $32,123 of interest expense as part of the outstanding balance of loan payable.

For the period ended October 31, 2020:

b)          Company accrued $28,969 of interest expense as part of the outstanding balance of loan payable.

12.         SEGMENTED INFORMATION

A reporting segment is defined as a component of the Company that:

- Engages in business activities from which it may earn revenues and incur expenses;

- Operating results are reviewed regularly by the entity's chief operating decision maker; and

- Discrete financial information is available.

The Company has determined that it operates its business in one geographical segment located in California, United States, where all of its equipment and mineral property interests are located.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

As of October 31, 2021, based on management's review of the carrying value of mineral rights, management determined that there is no evidence that the cost of these acquired mineral rights will not be fully recovered and accordingly, the Company determined that no adjustment to the carrying value of mineral rights was required. As of the date of these consolidated financial statements, the Company has not established any proven or probable reserves on its mineral properties and has incurred only acquisition and exploration costs.

On January 14, 2015, we completed a merger with our wholly owned subsidiary, Rise Resources Inc., and formally assumed the subsidiary's name by filing Articles of Merger with the Nevada Secretary of State. The subsidiary was incorporated entirely for the purpose of effecting the name change and the merger did not affect our Articles of Incorporation or corporate structure in any other way.

On January 22, 2015, we completed a 1 for 80 reverse split of our common stock and effected a corresponding decrease in our authorized capital by filing a Certificate of Change with the Nevada Secretary of State (the "Reverse Split"). As a result of the Reverse Split, our authorized capital decreased from 168,000,000 shares to 2,100,000 and our issued and outstanding common stock decreased from 6,340,000 shares to 79,252, with each fractional share being rounded up to the nearest whole share.

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

Our common stock is currently listed in Canada on the Canadian Securities Exchange (the "CSE") under the symbol "RISE.CN". We are a reporting issuer in British Columbia, Alberta, and Ontario in Canada. Our common stock is also currently traded in the United States on the OTCQX Market under the symbol "RYES". We are an SEC reporting company by virtue of our class of common stock being registered under Section 12(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act").

Business Development

Developments in our Company's business during the July 31, 2021 fiscal year and the three-month period ended October 31, 2021 include the following:

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

Plan of Operations

As at October 31, 2021, the Company had a cash balance of $397,100, compared to a cash balance of $773,279 as of July 31, 2021.

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

The Company's estimate of the remaining timeline to approval is approximately mid 2022. Ancillary construction and operational permits would follow as needed.

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

Results of Operations

For the Periods Ended October 31, 2021 and 2020

The Company's operating results for the periods ended October 31, 2021 and 2020 are summarized as follows:

FOR THE THREE MONTHS ENDED OCTOBER 31,	2021	2020

EXPENSES
Accretion expense	$28,963	$28,963
Consulting	129,513	57,464
Directors' fees	20,000	20,000
Filing and regulatory	6,530	18,277
Foreign exchange (gain) loss	6,900	(2,298)
General and administrative	106,723	129,716
Geological, mineral, and prospect costs	54,524	189,360
Interest expense	32,123	28,969
Professional fees	123,700	169,616
Promotion and shareholder communication	7,363	47,546
Share-based compensation	—	560,792
Salaries	33,750	36,399
Loss	$(550,089)	$(1,284,804)
Gain on fair value adjustment on derivative liability	337,093	256,696
Other income	696	2,750
Net loss and comprehensive loss for the period	$(212,300)	$(1,025,358)

Basic and diluted loss per common share	$(0.01)	$(0.04)

Weighted average number of common shares outstanding (basic and diluted)	26,770,298	26,578,269

Liquidity and Capital Resources

Working Capital

	At October 31, 2021	At July 31, 2021	At July 31, 2020

Current Assets	$763,409	1,156,426	$3,762,515
Current Liabilities	$288,962	199,902	$494,771
Working Capital	$474,447	956,524	$3,267,744

Cash Flows

	For the three-month period ended October 31, 2021	For the three-month period ended October 31, 2020
Net Cash used in Operating Activities	$(376,179)	$(772,156)
Net Cash used in Investing Activities	$—	$—
Net Cash provided by Financing Activities	$—	$248,198
Net decrease in Cash During the Period	$(376,179)	$(523,958)

As of October 31, 2021, the Company had $397,100 in cash, $763,409 in current assets, $5,482,013 in total assets, $288,962 in current liabilities and $1,142,346 in non-current liabilities, a working capital of $474,447 and an accumulated deficit of $19,756,777.

During the three-month period ended October 31, 2021, the Company used $376,179 (2020 - $772,156) in net cash on operating activities. The difference in net cash used in operating activities during the two periods was largely due to the lower net loss for the most recent period as a result of the revaluation adjustment of the derivative liability.

The Company had no investing activities during the three-month periods ending October 31, 2021 (October 31, 2020 - $Nil).

The Company received net cash of $Nil (2020 - $248,198) from financing activities during the three-month period ended October 31, 2021.

The Company expects to operate at a loss for at least the next 12 months. It has no agreements for additional financing and cannot provide any assurance that additional funding will be available to finance its operations on acceptable terms in order to enable it to carry out its business plan. There are no assurances that the Company will be able to complete further sales of its common stock or any other form of additional financing. However, the Company has been able to obtain such financings in the past. If the Company is unable to achieve the financing necessary to continue its plan of operations, then it will not be able to carry out any exploration work on the Idaho-Maryland Property or the other properties in which it owns an interest and its business may fail. As such, these material uncertainties cast a substantial doubt regarding the Company's ability to continue as a going concern.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Securities and Exchange Commission (the "SEC") defines the term "disclosure controls and procedures" to mean controls and other procedures of an issuer that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

As of the end of the period covered by this Report, management of the Company carried out an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, management concluded that the Company's disclosure controls and procedures were not effective as of October 31, 2021 because a material weakness in internal control over financial reporting existed as of that date as a result of a lack of segregation of incompatible duties due to insufficient personnel.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the period ended October 31, 2021 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

On September 17, 2014, the Company learned that it was the subject, along with a number of additional defendants, of a notice of civil claim (the "Claim") filed in the Supreme Court of British Columbia by Wundr Software Inc. ("Wundr"), an eBook software developer. Wundr and the Company were formerly parties to a binding letter of intent that was announced on November 12, 2013 (the "Wundr LOI"), pursuant to which the Company proposed to acquire 100% of the outstanding shares of Wundr. On January 10, 2014, the Company reported that the Wundr LOI had expired.

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

Other than as described above, the Company is not aware of any material pending legal proceedings to which it is a party or of which its property is the subject. The Company also knows of no proceedings to which any of its directors, officers or affiliates, or any registered or beneficial holders of more than 5% of any class of the Company's securities, or any associate of any such director, officer, affiliate or security holder are an adverse party or have a material interest adverse to the Company.

ITEM 1A. RISK FACTORS.

Not required.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The Company made no unregistered sales of securities during the quarter covered by this report.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed herewith:

3.1	Articles of Incorporation, as amended to date (1)
3.2	Bylaws (2)
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document-the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Schema Linkbase Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

__________________

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

By:	/s/ Benjamin Mossman
Benjamin Mossman Chief Executive Officer and President (Principal Executive Officer)

By:	/s/ Vincent Boon
Vincent Boon Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Date	December 15, 2021