Form 10-Q
period 2022-01-31
Rise Gold Corp.
filed 2022-03-16
CIK 1424864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2022

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
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

As of January 31, 2022, the registrant had 32,787,798 shares of common stock issued and outstanding.

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

1

RISE GOLD CORP.

(AN EXPLORATION STAGE COMPANY)

CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

PERIOD ENDED JANUARY 31, 2022

2

RISE GOLD CORP.

(An Exploration Stage Company)

CONDENSED CONSOLIDATED INTERIM BALANCE SHEET

(Expressed in United States Dollars)

(Unaudited)

AS AT	January 31, 2022	July 31, 2021
ASSETS
Current
Cash	$1,927,697	$773,279
Receivables	55,841	44,113
Prepaid expenses (Note 3)	317,749	339,034
Total current assets	2,301,287	1,156,426

Non-current
Mineral property interests (Note 4)	4,149,053	4,149,053
Equipment (Note 5)	563,484	575,781
Total assets	$7,013,824	$5,881,260

LIABILITIES AND STOCKHOLDERS' EQUITY
Current
Accounts payable and accrued liabilities	$99,715	$165,892
Payable to related parties (Note 7)	20,000	34,010
Total current liabilities	119,715	199,902

Non-current
Loan payable (Note 8)	1,157,761	976,587
Derivative liability (Note 9)	377,094	441,766
Total liabilities	1,654,570	1,618,255

Stockholders' equity
Capital stock, $0.001 par value, 400,000,000 shares authorized (July 31, 2021 - 400,000,000) ;
32,787,798 (July 31, 2021 - 26,770,298 shares issued and outstanding (Note 10)	32,788	26,770
Additional paid-in capital (Note 10)	26,271,776	23,884,796
Cumulative translation adjustment	(104,084)	(104,084)
Deficit	(20,841,226)	(19,544,477)
Total stockholders' equity	5,359,254	4,263,005

Total liabilities and stockholders' equity	$7,013,824	$5,881,260

Nature and continuance of operations (Note 1)

Contingency (Note 6)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

RISE GOLD CORP.

(An Exploration Stage Company)

CONDENSED CONSOLIDATED INTERIM STATEMENT OF LOSS AND COMPREHENSIVE LOSS

(Expressed in United States Dollars)

(Unaudited)

	Three months ended January 31, 2022	Three months ended January 31, 2021	Six months ended January 31, 2022	Six months ended January 31, 2021

EXPENSES
Accretion expense	$28,963	$28,963	$57,926	$57,926
Consulting	141,233	134,836	270,746	192,300
Directors' fees	20,000	20,000	40,000	40,000
Filing and regulatory	9,626	9,416	16,156	27,693
Foreign exchange (gain) loss	25,439	(7,588)	32,338	(9,886)
General and administrative	107,901	114,163	214,624	243,879
Geological, mineral, and prospect costs (Note 4)	204,035	190,974	258,559	380,334
Interest expense (Note 8)	91,125	29,733	123,248	58,702
Professional fees	113,124	131,326	236,824	300,942
Promotion and shareholder communication	51,044	21,314	58,407	68,860
Share-based compensation (Note 10)	-	-	-	560,792
Salaries	33,750	36,558	67,500	72,957
Loss	$(826,240)	$(709,695)	$(1,376,328)	$(1,994,499)
Gain (loss) on fair value adjustment on derivative liability (Note 9)	(272,421)	1,076,444	64,672	1,333,140
Other income	14,212	1,057	14,907	3,807
Net income (loss) and comprehenisve loss for the period	$(1,084,449)	$367,806	$(1,296,749)	$(657,552)
Basic and diluted income (loss) per common share	$(0.03)	$0.01	$(0.05)	$(0.02)
Weighted average number of common shares outstanding (basic and diluted)	32,787,798	26,770,298	26,868,410	26,578,269

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

RISE GOLD CORP.

(An Exploration Stage Company)

CONDENSED CONSOLIDATED INTERIM STATEMENT OF CASH FLOWS

(Expressed in United States Dollars)

(Unaudited)

FOR THE SIX MONTHS ENDED JANUARY 31,	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES
Loss for the period	$(1,296,749)	$(657,552)
Items not involving cash
Depreciation	12,297	12,612
Interest expense	123,248	58,702
Share-based payment	-	560,792
Accretion expense	57,926	57,926
Gain on fair value adjustment on derivative liability	(64,672)	(1,333,140)
Non-cash working capital item changes:
Receivables	(11,728)	(13,729)
Prepaid expenses	21,285	3,222
Accounts payable and accrued liabilities	(100,187)	(143,610)
Related party payables	20,000	(59,479)
Net cash used in operating activities	(1,238,580)	(1,514,256)

CASH FLOWS FROM FINANCING ACTIVITIES
Private placement, net of issuance cost (Note 10)	2,392,998	248,198
Net cash provided by financing activities	2,392,998	248,198

Change in cash for the period	1,154,418	(1,266,058)
Cash, beginning of period	773,279	3,378,826
Cash, end of period	$1,927,697	$2,112,768

Supplemental disclosure with respect to cash flows (Note 11)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

RISE GOLD CORP.

(An Exploration Stage Company)

CONDENSED CONSOLIDATED INTERIM STATEMENT OF STOCKHOLDERS' EQUITY

(Expressed in United States Dollars)

(Unaudited)

	Capital Stock		Additional Paid- in Capital	Cumulative Translation Adjustment

	Number	Amount			Deficit	Total

Balance as at July 31, 2020	26,436,965	$26,437	$23,076,139	$(104,084)	$(17,940,599)	$5,057,893
Shares issued for cash, net of issuance cost	333,333	333	247,865	-	-	248,198
Share-based compensation	-	-	560,792	-	-	560,792
Loss for the period	-	-	-	-	(1,025,358)	(1,025,358)
Balance as at October 31, 2020	26,770,298	$26,770	$23,884,796	$(104,084)	$(18,965,957)	$4,841,525
Income for the period	-	-	-	-	367,806	367,806
Balance as at January 31, 2021	26,770,298	$26,770	$23,884,796	$(104,084)	$(18,598,151)	$5,209,331

Balance as at July 31, 2021	26,770,298	$26,770	$23,884,796	$(104,084)	$(19,544,477)	$4,263,005
Loss for the period	-	-	-	-	(212,300)	(212,300)
Balance as at October 31, 2021	26,770,298	$26,770	$23,884,796	$(104,084)	$(19,756,777)	$4,050,705
Shares issued for cash, net of issuance cost	6,017,500	6,018	2,386,980	-	-	2,392,998
Loss for the period	-	-	-	-	(1,084,449)	(1,084,449)
Balance as at January 31, 2022	32,787,798	$32,788	$26,271,776	$(104,084)	$(20,841,226)	$5,359,254

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

RISE GOLD CORP.
(An Exploration Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX-MONTH PERIOD ENDED JANUARY 31, 2022
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

The Company is in the early stages of exploration and, as is common with any exploration company, it raises financing for its acquisition activities. The accompanying condensed consolidated interim financial statements have been prepared on the going concern basis, which presumes that the Company will continue operations for the foreseeable future and will be able to realize assets and discharge liabilities in the normal course of business. The Company has incurred a loss of $1,296,749 for the six-month period ended January 31, 2022 and has accumulated a deficit of $20,841,226. The ability of the Company to continue as a going concern is dependent on the Company's ability to maintain continued support from its shareholders and creditors and to raise additional capital and implement its business plan. There is no assurance that the Company will be able to obtain adequate financing in the future or that such financing will be on terms advantageous to the Company. However, the Company has been able to obtain such financings in the past and recently closed a financing for net proceeds of $2,392,998 on January 31, 2022. As such, management believes there are sufficient funds to fund operations for the next twelve months. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. As at January 31, 2022, the Company had working capital of $2,181,572 (July 31, 2021 - $956,524).

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

2. BASIS OF PREPARATION

Generally Accepted Accounting Principles

The accompanying unaudited condensed consolidated interim financial statements have been prepared in conformity with generally accepted accounting principles of the United States of America ("US GAAP") and the rules and regulations of the Securities and Exchange Commission ("SEC") for financial information with the instructions to Form 10-Q and Regulation S-K. Results are not necessarily indicative of results which may be achieved in the future. The unaudited condensed consolidated interim financial statements should be read in conjunction with the Company's Annual Report on Form 10-K, which contains the audited financial statements and notes thereto, together with Management's Discussion and Analysis, for the year ended July 31, 2021. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such SEC rules and regulations. The operating results for the six months ended January 31, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ended July 31, 2022.

RISE GOLD CORP. (An Exploration Stage Company) NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE SIX-MONTH PERIOD ENDED JANUARY 31, 2022 (Expressed in United States Dollars) (Unaudited)

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

Use of Estimates

The preparation of these financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant areas requiring the use of estimates include the carrying value and recoverability of mineral properties, fair value estimates for derivatives, assumptions supporting share-based compensation, fair value of share purchase warrants and the recognition of deferred tax assets based on the change in unrecognized deductible temporary tax differences. Actual results could differ from those estimates and would impact future results of operations and cash flows.
3. PREPAID EXPENSES
	January 31, 2022	July 31, 2021
Insurance	$28,250	$74,862
Deposits	258,449	263,779
Other	31,050	393
	$317,749	$339,034

RISE GOLD CORP. (An Exploration Stage Company) NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE SIX-MONTH PERIOD ENDED JANUARY 31, 2022 (Expressed in United States Dollars) (Unaudited)

4. MINERAL PROPERTY INTERESTS

The Company's mineral properties balance consists of:

Idaho-Maryland, California

July 31, 2021 and January 31, 2022	$4,149,053

Title to mineral properties

Title to mineral properties involves certain inherent risks due to the difficulties of determining the validity of certain mineral titles. Additionally, the potential for problems arising from the frequently ambiguous conveying history characteristic of many mineral properties also exist. The Company received a title opinion on the mineral rights of the Idaho-Maryland Mine property which concludes that ownership belongs to Rise Grass Valley Inc. As at January 31, 2022, the Company holds title to the Idaho-Maryland Gold Mine Property.

As of January 31, 2022, based on management's review of the carrying value of mineral rights, management determined that there is no evidence that the cost of these acquired mineral rights will not be fully recovered and accordingly, the Company determined that no adjustment to the carrying value of mineral rights was required. As of the date of these consolidated financial statements, the Company has not established any proven or probable reserves on its mineral properties and has incurred only acquisition and exploration costs.

Idaho-Maryland Gold Mine Property, California

On August 30, 2016, the Company entered into an option agreement with three parties to purchase a 100% interest in and to the Idaho-Maryland Gold Mine property located near Grass Valley, California, United States; pursuant to the option agreement, in order to exercise the option, the Company was required to pay $2,000,000 by November 30, 2016. Upon execution of the option agreement, the Company paid the vendors a non-refundable cash deposit in the amount of $25,000, which was credited against the purchase price of $2,000,000 upon exercise of the option. On November 30, 2016, the Company negotiated an extension of the closing date of the option agreement to December 26, 2016, in return for a cash payment of $25,000, which was also credited against the purchase price of $ upon exercise of the option. On December 28, 2016, the Company negotiated a further no-cost extension of the closing date of the option agreement to April 30, 2017. On January 25, 2017, the Company exercised the option by paying the net amount owing of $1,950,000 and acquired a 100% interest in the Idaho-Maryland Gold Mine property.

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

RISE GOLD CORP. (An Exploration Stage Company) NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE SIX-MONTH PERIOD ENDED JANUARY 31, 2022 (Expressed in United States Dollars) (Unaudited)

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

As at January 31, 2022, the Company has incurred cumulative exploration expenditures of $7,428,221 on the Idaho-Maryland Gold Mine property as follows:

	Six months ended January 31, 2022	Year ended July 31, 2021

Idaho-Maryland Gold Mine expenditures:
Opening balance	$7,169,662	$6,387,402

Consulting	161,695	520,690
Depreciation	12,297	25,579
Engineering	14,448	12,770
Exploration	(18,603)	124,987
Logistics	2,707	4,366
Rent	44,254	91,208
Supplies	18,202	2,474
Sampling	23,559	187
Total expenditures for the period	258,559	782,261

Closing balance	$7,428,221	$7,169,662

RISE GOLD CORP. (An Exploration Stage Company) NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE SIX-MONTH PERIOD ENDED JANUARY 31, 2022 (Expressed in United States Dollars) (Unaudited)

5. EQUIPMENT

Cost	Drilling equipment
At July 31, 2020	$644,847
At July 31, 2021	$644,847
At January 31, 2022	$644,847

Accumulated depreciation
At July 31, 2020	$43,487
Depreciation	25,579
At July 31, 2021	$69,066
Depreciation	12,297
At January 31, 2022	$81,363

Total carrying value, July 31, 2021	$575,781
Total carrying value, January 31, 2022	$563,484

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

7. RELATED PARTY TRANSACTIONS

Key management personnel consist of the Chief Executive Officer, Chief Financial Officer, and the directors of the Company. The remuneration of the key management personnel is as follows:

a) Salaries of $67,500 (2021 - $67,500) to the CEO of the Company.

b) Director fees of $40,000 (2021 - $40,000) to directors of the Company.

c) During the period ended January 31, 2022, the Company paid $71,338 (2021 - $68,992) in professional and consulting fees to a company controlled by a director of the Company.

d) Share-based compensation of $Nil (2021 - $560,792) for options granted during the period ended January 31, 2022.

e) As at January 31, 2022 and July 31, 2021, $28,308 and $82,332 were owed to related parties, respectively.

RISE GOLD CORP. (An Exploration Stage Company) NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE SIX-MONTH PERIOD ENDED JANUARY 31, 2022 (Expressed in United States Dollars) (Unaudited)

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

Loan Payable
Balance, July 31, 2020	$742,157
Interest expense	119,523
Accretion expense	114,907
Balance, July 31, 2021	$976,587
Interest expense	123,248
Accretion expense	57,926
Balance, January 31, 2022	$1,157,761

RISE GOLD CORP. (An Exploration Stage Company) NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE SIX-MONTH PERIOD ENDED JANUARY 31, 2022 (Expressed in United States Dollars) (Unaudited)

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

The following table shows a continuity of the Company's derivative liability:

	Warrant derivative	Number of warrants accounted for as derivative liability
Balance, July 31, 2020	$2,218,107	11,159,919
Expiry	-	(5,679,836)
Fair value adjustment	(1,776,341)	-
Balance, July 31, 2021	$441,766	5,480,083
Expiry	-	(488,438)
Fair value adjustment	(64,672)	-
Balance, January 31, 2022	$377,094	4,991,645

For the six-month period ended January 31, 2022, the Company recorded a total gain on fair value of derivative liability of $64,672 during the period (January 31, 2021 -$1,333,140).

The following weighted average assumptions were used for the Black-Scholes pricing model valuation of warrants as at January 31, 2022 and July 31, 2021:

	January 31, 2022	July 31, 2021

Risk-free interest rate	1.52%	1.52%
Expected life of warrants	0.42 to 0.55 years	0.08 to 1.14 years
Expected annualized volatility	100.62% to 107.05%	83.6% to 118.2%
Dividend	Nil	Nil
Forfeiture rate	0%	0%

RISE GOLD CORP. (An Exploration Stage Company) NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE SIX-MONTH PERIOD ENDED JANUARY 31, 2022 (Expressed in United States Dollars) (Unaudited)

10. CAPITAL STOCK AND ADDITIONAL PAID-IN-CAPITAL

Private Placements

On January 31, 2022, the Company completed a non-brokered private placement for gross proceeds totalling $2,407,000 through the issuance of 6,017,500 units at a price of $0.40 per Unit, where each Unit consists of one share of common stock and one share purchase warrant. Each whole warrant entitles the holder to acquire one additional common share at an exercise price of $0.60 until January 28, 2024. Certain directors of the Company purchased an aggregate of 2,075,000 Units of this private placement for gross proceeds of $830,000. The Company has paid associated legal fees of $14,002 in connection with this financing.

On September 23, 2020, the Company completed a non-brokered private placement for a total of $250,000 through the issuance of 333,333 units at a price of $0.75 per Unit (C$1.02 per Unit), with each Unit comprising one share of common stock and one-half of one common share purchase warrant. Each whole warrant entitles the holder to acquire one share at an exercise price of $1.00 (C$1.36) until September 21, 2022. The Company paid associated legal fees of $1,802 in connection with this financing.

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

The following incentive stock options were outstanding and exercisable as at January 31, 2022:

Number of Options	Weighted Average Exercise Price (C$)	Expiry Date

75,000	0.50	March 17, 2023
350,000	1.20	April 19, 2023
180,000	1.00	November 30, 2023
290,000	0.70	August 21, 2024
1,338,500	1.20	September 22, 2025
2,233,500	1.09

As at January 31, 2022, the aggregate intrinsic value of the Company's stock options is $3,750 (July 31, 2021 - $1,313).

RISE GOLD CORP. (An Exploration Stage Company) NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE SIX-MONTH PERIOD ENDED JANUARY 31, 2022 (Expressed in United States Dollars) (Unaudited)

10. CAPITAL STOCK AND ADDITIONAL PAID-IN-CAPITAL (continued)

Stock Options (continued)

Stock option transactions are summarized as follows:

	Number of Options	Weighted Average Exercise Price (C$)
Balance outstanding and exercisable, July 31, 2020	1,005,000	1.00
Options granted	1,338,500	1.20
Options expired	(110,000)	1.50
Balance outstanding and exercisable, July 31, 2021	2,233,500	1.09
Balance outstanding and exercisable, January 31, 2022	2,233,500	1.09

Subsequent to the period ended January 31, 2022, the Company granted a total of 805,000 stock options to employees, officers and directors of the Company. The stock options are exercisable at a price of $0.65 per share until February 7, 2027.

Warrants

The following warrants were outstanding at January 31, 2022:

Number of Warrants	Exercise Price (C$)	Expiry Date

518,407	1.00	July 3, 2022
2,302,517	1.00	August 19, 2022
1,150,000	1.00	September 3, 2022
2,225,352	1.36	July 31, 2022
166,666	1.36	September 21, 2022
6,017,500	0.76	January 28, 2024
12,380,442	0.95

During the period ended January 31, 2022, a total of 488,438 warrants with an exercise price of C$1.20 expired unexercised.

RISE GOLD CORP. (An Exploration Stage Company) NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE SIX-MONTH PERIOD ENDED JANUARY 31, 2022 (Expressed in United States Dollars) (Unaudited)

10. CAPITAL STOCK AND ADDITIONAL PAID-IN-CAPITAL (continued)

Warrants (continued)

Warrant transactions are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price (C$)
Balance, July 31, 2019	8,196,524	$1.57
Warrants issued	5,677,869	1.00
Warrants expired	(1,402,393)	(2.50)
Balance, July 31, 2020	12,472,000	1.27
Warrants issued	166,666	1.36
Warrants expired	(5,787,286)	(1.30)
Balance, July 31, 2021	6,851,380	1.14
Warrants issued	6,017,500	0.76
Warrants expired	(488,438)	(1.20)
Balance, January 31, 2022	12,380,442	$0.95

11. SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

During the six-month periods ended January 31, 2022 and 2021, the Company had the following non-cash financing and investing activities:

For the period ended January 31, 2022:

a) The Company recorded $57,926 of accretion and $123,248 of interest expense as part of the outstanding balance of loan payable.

For the period ended January 31, 2021:

b) Company recorded $57,926 of accretion and $58,702 of interest expense as part of the outstanding balance of loan payable.

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

As of January 31, 2022, based on management's review of the carrying value of mineral rights, management determined that there is no evidence that the cost of these acquired mineral rights will not be fully recovered and accordingly, the Company determined that no adjustment to the carrying value of mineral rights was required. As of the date of these consolidated financial statements, the Company has not established any proven or probable reserves on its mineral properties and has incurred only acquisition and exploration costs.

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

Business Development

Developments in our Company's business during the July 31, 2021 fiscal year and the six-month period ended January 31, 2022 include the following:

On January 31, 2022, the Company completed a non-brokered private placement for gross proceeds totalling of $2,407,000 through the issuance of 6,017,500 units at a price of $0.40 per Unit, where each Unit consists of one common share of common stock and one share purchase warrant. Each whole warrant entitles the holder to acquire one additional common share at an exercise price of $0.60 until January 28, 2024. Certain directors of the Company purchased an aggregate of 2,075,000 Units of this private placement for gross proceeds of $830,000.

On January 4, 2022, the Company announced that the Nevada County government released the DEIR (as defined below) for the Idaho-Maryland Mine Project. The report's release represents a major milestone toward the approval of the Company's Use Permit application to reopen the historic past-producing Idaho-Maryland Gold Mine.

On September 18, 2020, the Company announced an increase of the Company's authorized share capital from 40,000,000 shares of common stock with a par value of $0.001 per share to 400,000,000 shares of common stock with a par value of $0.001 per share.

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

Plan of Operations

As at January 31, 2022, the Company had a cash balance of $1,927,697, compared to a cash balance of $773,279 as of July 31, 2021.

Our plan of operations for the next 12 months is to complete the Use Permit process in Nevada County California, to allow the re-opening of the Idaho-Maryland gold mine at the I-M Mine Property.

The Company submitted the application for a Use Permit to Nevada County on November 21, 2019. On April 28, 2020, with a vote of 5-0, the Nevada County ("County") Board of Supervisors approved the contract for Raney Planning & Management Inc. ("Raney") to prepare an Environmental Impact Report and conduct contract planning services on behalf of the County for the proposed Idaho-Maryland Mine Project. Raney has been working since that time on review of the technical studies submitted by Rise with the Use Permit application and preparing the Draft Environmental Impact Report ("Draft EIR or DEIR"). A general outline of remaining milestones in the process to approval of the permit is outlined as follows;

1) County planning staff and Raney prepare a Draft EIR (Completed on January 4, 2020);

2) Draft EIR is published for public comment;

3) Raney publishes a Final EIR which includes responses to public comments on the Draft EIR; and

4) County decision makers review the Final EIR, certify the environmental document and consider approval of the Use Permit and Reclamation Plan at a public hearing.

On January 4, 2022, the Company announced that the Nevada County government released the Draft Environmental Impact Report for the Idaho-Maryland Mine Project. The report's release represents a major milestone toward the approval of the Company's Use Permit application to reopen the historic past-producing Idaho-Maryland Gold Mine.

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

Our exploration and development activities will be subject to extensive federal, state and local laws, regulations and permits governing protection of the environment. Among other things, our operations must comply with the provisions of the Federal Mine Safety and Health Act of 1977 as administered by the United States Department of Labor.

Our plan is to conduct our operations in a way that safeguards public health and the environment. We believe that our operations comply with applicable environmental laws and regulations in all material respects.

The costs associated with implementing and complying with environmental requirements can be substantial and possible future legislation and regulations could cause us to incur additional operating expenses, capital expenditures, restrictions and delays in developing or conducting operations on our properties, including the I-M Mine Property, the extent of which cannot be predicted with any certainty.

Results of Operations

For the Periods Ended January 31, 2022 and 2021

The Company's operating results for the periods ended January 31, 2022 and 2021 are summarized as follows:

	Three months ended January 31, 2022	Three months ended January 31, 2021	Six months ended January 31, 2022	Six months ended January 31, 2021

EXPENSES
Accretion expense	$28,963	$28,963	$57,926	$57,926
Consulting	141,233	134,836	270,746	192,300
Directors' fees	20,000	20,000	40,000	40,000
Filing and regulatory	9,626	9,416	16,156	27,693
Foreign exchange (gain) loss	25,439	(7,588)	32,338	(9,886)
General and administrative	107,901	114,163	214,624	243,879
Geological, mineral, and prospect costs	204,035	190,974	258,559	380,334
Interest expense	91,125	29,733	123,248	58,702
Professional fees	113,124	131,326	236,824	300,942
Promotion and shareholder communication	51,044	21,314	58,407	68,860
Share-based compensation	-	-	-	560,792
Salaries	33,750	36,558	67,500	72,957
Loss	$(826,240)	$(709,695)	$(1,376,328)	$(1,994,499)
Gain (loss) on fair value adjustment on derivative liability	(272,421)	1,076,444	64,672	1,333,140
Gain on settlement of equipment loan	-	-	-	-
Other income	14,212	1,057	14,907	3,807
Net income (loss) for the period	$(1,084,449)	$367,806	$(1,296,749)	$(657,552)
Cumulative translation adjustment	-	-	-	-
Net income (loss) and comprehensive loss for the period	$(1,084,449)	$367,806	$(1,296,749)	$(657,552)
Basic and diluted loss per common share	$(0.03)	$0.01	$(0.05)	$(0.02)
Weighted average number of common shares outstanding (basic and diluted)	32,787,798	26,770,298	26,868,410	26,578,269

Liquidity and Capital Resources

Working Capital

	At January 31, 2022	At July 31, 2021	At July 31, 2020

Current Assets	$2,301,287	1,156,426	$3,762,515
Current Liabilities	$119,715	199,902	$494,771
Working Capital	$2,181,572	956,524	$3,267,744

Cash Flows

	For the six-month period ended January 31, 2022	For the six-month period ended January 31, 2021

Net Cash used in Operating Activities	$(1,238,580)	$(1,514,256)
Net Cash used in Investing Activities	$-	$-
Net Cash provided by Financing Activities	$2,392,998	$248,198
Net increase (decrease) in Cash During the Period	$1,154,418	$(1,266,058)

As of January 31, 2022, the Company had $1,927,697 in cash, $2,301,287 in current assets, $7,013,824 in total assets, $119,715 in current liabilities and $1,534,855 in non-current liabilities, a working capital of $2,181,572 and an accumulated deficit of $20,841,226.

During the six-month period ended January 31, 2022, the Company used $1,238,580 (2021 - $1,514,256) in net cash on operating activities. The difference in net cash used in operating activities during the two periods was largely due to a revaluation adjustment of the derivative liability during the prior period which was lower in 2022.

The Company had no investing activities during the six-month periods ending January 31, 2022 (January 31, 2021 - $Nil).

The Company received net cash of $2,392,998 (2021 - $248,198) from financing activities related to the private placement during the six-month period ended January 31, 2022.

The Company expects to operate at a loss for at least the next 12 months. It has no agreements for additional financing and cannot provide any assurance that additional funding will be available to finance its operations on acceptable terms in order to enable it to carry out its business plan. There are no assurances that the Company will be able to complete further sales of its common stock or any other form of additional financing. However, the Company has been able to obtain such financings in the past. If the Company is unable to achieve the financing necessary to continue its plan of operations, then it will not be able to carry out any exploration work on the Idaho-Maryland Property or the other properties in which it owns an interest and its business may fail. However, management believes there are sufficient funds to fund operations for the next twelve months.

Other risks factors

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

Our business, financial condition and results of operations may be negatively affected by economic and other consequences from Russia’s military action against Ukraine and the sanctions imposed in response to that action.

In late February 2022, Russia launched a large scale military attack on Ukraine. The invasion significantly amplified already existing geopolitical tensions among Russia, Ukraine, Europe, NATO and the West, including Canada. In response to the military action by Russia, various countries, including Canada, the United States, the United Kingdom and European Union issued broad-ranging economic sanctions against Russia. Such sanctions included, among other things, a prohibition on doing business with certain Russian companies, large financial institutions, officials and oligarchs; a commitment by certain countries and the European Union to remove selected Russian banks from the Society for Worldwide Interbank Financial Telecommunications, or SWIFT, the electronic banking network that connects banks globally; a ban of oil imports from Russia to the United States; and restrictive measures to prevent the Russian Central Bank from undermining the impact of the sanctions. Additional sanctions may be imposed in the future. Such sanctions (and any future sanctions) and other actions against Russia may adversely impact, among other things, the Russian economy and various sectors of the economy, including but not limited to, financials, energy, metals and mining, engineering and defense and defense-related materials sectors; result in a decline in the value and liquidity of Russian securities; result in boycotts, tariffs, and purchasing and financing restrictions on Russia’s government, companies and certain individuals; weaken the value of the ruble; downgrade the country’s credit rating; freeze Russian securities and/or funds invested in prohibited assets and impair the ability to trade in Russian securities and/or other assets; and have other adverse consequences on the Russian government, economy, companies and region. Further, several large corporations and U.S. states have announced plans to divest interests or otherwise curtail business dealings with certain Russian businesses.

The ramifications of the hostilities and sanctions may not be limited to Russia, Ukraine and Russian and Ukrainian companies and may spill over to and negatively impact other regional and global economic markets (including Europe, Canada and the United States), companies in other countries (particularly those that have done business with Russia and Ukraine) and on various sectors, industries and markets for securities and commodities globally, such as oil and natural gas. Accordingly, the actions discussed above and the potential for a wider conflict could increase financial market volatility and cause severe negative effects on regional and global economic markets, industries, and companies. In addition, Russia may take retaliatory actions and other countermeasures, including cyberattacks and espionage against other countries and companies around the world, which may negatively impact such countries and companies.

The extent and duration of the military action or future escalation of such hostilities, the extent and impact of existing and future sanctions, market disruptions and volatility, and the result of any diplomatic negotiations cannot be predicted.

While we expect any direct impacts to our business to be limited, the indirect impacts on the economy and on the mining industry and other industries in general could negatively affect our business and may make it more difficult for us to raise equity or debt financing.

In addition, the impact of other current macro-economic factors on our business, which may be exacerbated by the war in Ukraine – including inflation, supply chain constraints and geopolitical events – is uncertain.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Securities and Exchange Commission (the "SEC") defines the term "disclosure controls and procedures" to mean controls and other procedures of an issuer that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

As of the end of the period covered by this Report, management of the Company carried out an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, management concluded that the Company's disclosure controls and procedures were not effective as of January 31, 2022 because a material weakness in internal control over financial reporting existed as of that date as a result of a lack of segregation of incompatible duties due to insufficient personnel.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the period ended January 31, 2022 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The Company made no unregistered sales of securities during the quarter covered by this report that have not previously been disclosed on Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed herewith:

3.1	Articles of Incorporation, as amended through March 29, 2017 (1)

3.2	Certificate of Change made effective December 16, 2019 (2)

3.3	Certificate of Amendment dated September 18, 2020 (2)

3.4	Bylaws (3)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

By:	/s/ Benjamin Mossman
Benjamin Mossman Chief Executive Officer and President (Principal Executive Officer)

By:	/s/ Vincent Boon
Vincent Boon Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Date	March 11, 2022