Form 10-Q
period 2022-04-30
Rise Gold Corp.
filed 2022-06-14
CIK 1424864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2022

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
☐ Yes ☒ No

As of April 30, 2022, the registrant had 32,787,798 shares of common stock issued and outstanding.

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

1

RISE GOLD CORP.

(AN EXPLORATION STAGE COMPANY)

CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

PERIOD ENDED APRIL 30, 2022

2

RISE GOLD CORP.

(An Exploration Stage Company)

CONDENSED CONSOLIDATED INTERIM BALANCE SHEET

(Expressed in United States Dollars)

(Unaudited)

AS AT	April 30, 2022	July 31, 2021
ASSETS
Current
Cash	$1,382,403	$773,279
Receivables	60,751	44,113
Prepaid expenses (Note 3)	290,337	339,034
Total current assets	1,733,491	1,156,426

Non-current
Mineral property interests (Note 4)	4,149,053	4,149,053
Equipment (Note 5)	557,453	575,781
Total assets	$6,439,997	$5,881,260

LIABILITIES AND STOCKHOLDERS' EQUITY

Current
Accounts payable and accrued liabilities	$155,970	$165,892
Payable to related parties (Note 7)	30,500	34,010
Total current liabilities	186,470	199,902

Non-current
Loan payable (Note 8)	1,257,482	976,587
Derivative liability (Note 9)	189,442	441,766
Total liabilities	1,633,394	1,618,255

Stockholders' equity
Capital stock, $0.001 par value, 400,000,000 shares authorized (July 31, 2021 - 400,000,000) ; 32,787,798 (July 31, 2021 - 26,770,298 shares issued and outstanding (Note 10)	32,788	26,770
Additional paid-in capital (Note 10)	26,678,566	23,884,796
Cumulative translation adjustment	(104,084)	(104,084)
Deficit	(21,800,667)	(19,544,477)
Total stockholders' equity	4,806,603	4,263,005

Total liabilities and stockholders' equity	$6,439,997	$5,881,260

Nature and continuance of operations (Note 1)

Contingency (Note 6)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

RISE GOLD CORP.
(An Exploration Stage Company)
CONDENSED CONSOLIDATED INTERIM STATEMENT OF LOSS AND COMPREHENSIVE LOSS
(Expressed in United States Dollars)
(Unaudited)
	Three months ended April 30, 2022	Three months ended April 30, 2021	Nine months ended April 30, 2022	Nine months ended April 30, 2021

EXPENSES
Accretion expense (Note 8)	$28,017	$28,018	$85,943	$85,944
Consulting	128,605	131,488	399,351	323,788
Directors' fees	20,000	20,000	60,000	60,000
Filing and regulatory	10,629	7,166	26,785	34,859
Foreign exchange (gain) loss	7,331	(15,896)	39,669	(25,782)
General and administrative	48,198	46,698	262,822	290,577
Geological, mineral, and prospect costs (Note 4)	79,132	215,787	337,691	596,121
Interest expense (Note 8)	71,704	29,524	194,952	88,226
Professional fees	221,727	83,472	458,551	384,414
Promotion and shareholder communication	91,190	22,416	149,597	91,276
Share-based compensation (Note 10)	406,790	-	406,790	560,792
Salaries	33,750	30,465	101,250	103,422
	$(1,147,073)	$(599,138)	$(2,523,401)	$(2,593,637)
Gain on fair value adjustment on derivative liability (Note 9)	187,652	277,805	252,324	1,560,945
Other income	(20)	473	14,887	4,280
Net loss and comprehensive loss for the period	$(959,441)	$(320,860)	$(2,256,190)	$(1,028,412)
Basic and diluted loss per common share	$(0.03)	$(0.01)	$(0.08)	$(0.04)
Weighted average number of common shares outstanding (basic and diluted)	32,787,798	26,770,298	28,798,174	26,578,269
The accompanying notes are an integral part of these condensed consolidated interim financial statements.

RISE GOLD CORP.

(An Exploration Stage Company)

CONDENSED CONSOLIDATED INTERIM STATEMENT OF CASH FLOWS

(Expressed in United States Dollars)

(Unaudited)

FOR THE NINE MONTHS ENDED APRIL 30,	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES
Loss for the period	$(2,256,190)	$(1,028,412)
Items not involving cash
Depreciation	18,328	19,010
Interest expense	194,952	88,226
Share-based payment	406,790	560,792
Accretion expense	85,943	85,944
Loss on fair value adjustment on derivative liability	(252,324)	(1,560,945)
Non-cash working capital item changes:
Receivables	(16,638)	(18,303)
Prepaid expenses	48,697	76,484
Accounts payable and accrued liabilities	(43,932)	(255,407)
Related party payables	30,500	(59,479)
Net cash used in operating activities	(1,783,874)	(2,092,090)

CASH FLOWS FROM FINANCING ACTIVITIES
Private placement, net of issuance cost (Note 10)	2,392,998	248,198
Net cash provided by financing activities	2,392,998	248,198

Change in cash for the period	609,124	(1,843,892)
Cash, beginning of period	773,279	3,378,826
Cash, end of period	$1,382,403	$1,534,934

Supplemental disclosure with respect to cash flows (Note 11)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

RISE GOLD CORP.
(An Exploration Stage Company)
CONDENSED CONSOLIDATED INTERIM STATEMENT OF STOCKHOLDERS' EQUITY
(Expressed in United States Dollars)
(Unaudited)
	Capital Stock		Additional Paid-in Capital	Cumulative Translation Adjustment

	Number	Amount			Deficit	Total

Balance as at July 31, 2020	26,436,965	$26,437	$23,076,139	$(104,084)	$(17,940,599)	$5,057,893
Shares issued for cash, net of issuance costs	333,333	333	247,865	-	-	248,198
Share-based compensation	-	-	560,792	-	-	560,792
Loss for the period	-	-	-	-	(1,025,358)	(1,025,358)
Balance as at October 31, 2020	26,770,298	$26,770	$23,884,796	$(104,084)	$(18,965,957)	$4,841,525
Income for the period	-	-	-	-	367,806	367,806
Balance as at January 31, 2021	26,770,298	$26,770	$23,884,796	$(104,084)	$(18,598,151)	$5,209,331
Loss for the period	-	-	-	-	(370,860)	(370,860)
Balance as at April 30, 2021	26,770,298	$26,770	$23,884,796	$(104,084)	$(18,969,011)	$4,838,471

Balance as at July 31, 2021	26,770,298	$26,770	$23,884,796	$(104,084)	$(19,544,477)	$4,263,005
Loss for the period	-	-	-	-	(212,300)	(212,300)
Balance as at October 31, 2021	26,770,298	$26,770	$23,884,796	$(104,084)	$(19,756,777)	$4,050,705
Shares issued for cash, net of issuance cost	6,017,500	6,018	2,386,980	-	-	2,392,998
Loss for the period	-	-	-	-	(1,084,449)	(1,084,449)
Balance as at January 31, 2022	32,787,798	$32,788	$26,271,776	$(104,084)	$(20,841,226)	$5,359,254
Share-based compensation	-	-	406,790	-	-	406,790
Loss for the period	-	-	-	-	(959,441)	(959,441)
Balance as at April 30, 2022	32,787,798	$32,788	$26,678,566	$(104,084)	$(21,800,667)	$4,806,603
The accompanying notes are an integral part of these condensed consolidated interim financial statements.

RISE GOLD CORP.

(An Exploration Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE-MONTH PERIOD ENDED APRIL 30, 2022
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

The Company is in the early stages of exploration and, as is common with any exploration company, it raises financing for its acquisition activities. The accompanying condensed consolidated interim financial statements have been prepared on the going concern basis, which presumes that the Company will continue operations for the foreseeable future and will be able to realize assets and discharge liabilities in the normal course of business. The Company has incurred a loss of $2,256,190 for the nine-month period ended April 30, 2022 and has accumulated a deficit of $21,800,667. The ability of the Company to continue as a going concern is dependent on the Company's ability to maintain continued support from its shareholders and creditors and to raise additional capital and implement its business plan. There is no assurance that the Company will be able to obtain adequate financing in the future or that such financing will be on terms advantageous to the Company. However, the Company has been able to obtain such financings in the past and recently closed a financing for net proceeds of $2,392,998 on January 31, 2022. As such, management believes there are sufficient funds to fund operations for the next twelve months. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. As at April 30, 2022, the Company had working capital of $1,547,021 (July 31, 2021 - $956,524).

Furthermore, the novel coronavirus outbreak ("COVID-19") was declared a pandemic by the World Health Organization in 2020. The situation is dynamic and the ultimate duration and magnitude of the impact on the economy and the Company's business are not known at this time. These impacts could include an impact on the Company's ability to obtain debt and equity financing to fund ongoing exploration activities as well as its ability to explore and conduct business. These condensed consolidated financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.

2.           BASIS OF PREPARATION

Generally Accepted Accounting Principles

The accompanying unaudited condensed consolidated interim financial statements have been prepared in conformity with generally accepted accounting principles of the United States of America ("US GAAP") and the rules and regulations of the Securities and Exchange Commission ("SEC") for financial information with the instructions to Form 10-Q and Regulation S-K. Results are not necessarily indicative of results which may be achieved in the future. The unaudited condensed consolidated interim financial statements should be read in conjunction with the Company's Annual Report on Form 10-K, which contains the audited financial statements and notes thereto, together with Management's Discussion and Analysis, for the year ended July 31, 2021. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such SEC rules and regulations. The operating results for the nine months ended April 30, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ended July 31, 2022.

RISE GOLD CORP. (An Exploration Stage Company) NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE NINE-MONTH PERIOD ENDED APRIL 30, 2022 (Expressed in United States Dollars) (Unaudited)

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

3. PREPAID EXPENSES

	April 30, 2022	July 31, 2021
Insurance	$10,232	$74,862
Deposits	256,974	263,779
Other	23,131	393
	$290,337	$339,034

RISE GOLD CORP. (An Exploration Stage Company) NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE NINE-MONTH PERIOD ENDED APRIL 30, 2022 (Expressed in United States Dollars) (Unaudited)

4. MINERAL PROPERTY INTERESTS

The Company's mineral properties balance consists of:

Idaho-Maryland, California

July 31, 2021 and April 30, 2022	$4,149,053

Title to mineral properties

Title to mineral properties involves certain inherent risks due to the difficulties of determining the validity of certain mineral titles. Additionally, the potential for problems arising from the frequently ambiguous conveying history characteristic of many mineral properties also exist. The Company received a title opinion on the mineral rights of the Idaho-Maryland Mine property which concludes that ownership belongs to Rise Grass Valley Inc. As at April 30, 2022, the Company holds title to the Idaho-Maryland Gold Mine Property.

As of April 30, 2022, based on management's review of the carrying value of mineral rights, management determined that there is no evidence that the cost of these acquired mineral rights will not be fully recovered and accordingly, the Company determined that no adjustment to the carrying value of mineral rights was required. As of the date of these consolidated financial statements, the Company has not established any proven or probable reserves on its mineral properties and has incurred only acquisition and exploration costs.

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

RISE GOLD CORP. (An Exploration Stage Company) NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE NINE-MONTH PERIOD ENDED APRIL 30, 2022 (Expressed in United States Dollars) (Unaudited)

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

On May 14, 2018, the Company completed the purchase of the surface rights totalling approximately 82 acres by making the final payment of $1,300,000.

As at April 30, 2022, the Company has incurred cumulative exploration expenditures of $7,507,353 on the Idaho-Maryland Gold Mine property as follows:

	Nine months ended April 30, 2022	Year ended July 31, 2021

Idaho-Maryland Gold Mine expenditures:
Opening balance	$7,169,662	$6,387,402

Consulting	205,976	520,690
Depreciation	18,328	25,579
Engineering	17,892	12,770
Exploration	(18,579)	124,987
Logistics	3,052	4,366
Rent	66,446	91,208
Supplies	20,357	2,474
Sampling	24,219	187
Total expenditures for the period	337,691	782,261

Closing balance	$7,507,353	$7,169,662

RISE GOLD CORP. (An Exploration Stage Company) NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE NINE-MONTH PERIOD ENDED APRIL 30, 2022 (Expressed in United States Dollars) (Unaudited)

5. EQUIPMENT

Cost	Drilling equipment
At July 31, 2020	$644,847
At July 31, 2021	$644,847
At April 30, 2022	$644,847

Accumulated depreciation
At July 31, 2020	$43,487
Depreciation	25,579
At July 31, 2021	$69,066
Depreciation	18,328
At April 30, 2022	$87,394

Total carrying value, July 31, 2021	$575,781
Total carrying value, April 30, 2022	$557,453

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

7.           RELATED PARTY TRANSACTIONS

Key management personnel consist of the Chief Executive Officer, Chief Financial Officer, and the directors of the Company. The remuneration of the key management personnel is as follows:

a) Salaries of $101,250 (2021 - $101,250) to the CEO of the Company.

b) Director fees of $60,000 (2021 - $60,000) to directors of the Company.

c) During the period ended April 30, 2022, the Company paid $105,535 (2021 - $104,740) in professional and consulting fees to a company controlled by a director of the Company.

d) Share-based compensation of $406,790 (2021 - $560,792) for options granted during the period ended April 30, 2022.

e) As at April 30, 2022 and July 31, 2021, $20,262 and $34,010 were owed to related parties, respectively.

RISE GOLD CORP. (An Exploration Stage Company) NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE NINE-MONTH PERIOD ENDED APRIL 30, 2022 (Expressed in United States Dollars) (Unaudited)

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

Loan Payable
Balance, July 31, 2020	$742,157
Interest expense	119,523
Accretion expense	114,907
Balance, July 31, 2021	$976,587
Interest expense	194,952
Accretion expense	85,943
Balance, April 30, 2022	$1,257,482

RISE GOLD CORP. (An Exploration Stage Company) NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE NINE-MONTH PERIOD ENDED APRIL 30, 2022 (Expressed in United States Dollars) (Unaudited)

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

The following table shows a continuity of the Company's derivative liability:

	Warrant derivative	Number of warrants accounted for as derivative liability
Balance, July 31, 2020	$2,218,107	11,159,919
Expiry	-	(5,679,836)
Fair value adjustment	(1,776,341)	-
Balance, July 31, 2021	$441,766	5,480,083
Expiry	-	(488,438)
Fair value adjustment	(252,324)	-
Balance, April 30, 2022	$189,442	4,991,645

For the nine-month period ended April 30, 2022, the Company recorded a total gain on fair value of derivative liability of $252,324 during the period (April 30, 2021 -$1,560,945).

The following weighted average assumptions were used for the Black-Scholes pricing model valuation of warrants as at April 30, 2022 and July 31, 2021:

	April 30, 2022	July 31, 2021

Risk-free interest rate	1.52%	1.52%
Expected life of warrants	0.18 to 0.30 years	0.08 to 1.14 years
Expected annualized volatility	74.54% to 103.60%	83.6% to 118.2%
Dividend	Nil	Nil
Forfeiture rate	0%	0%

RISE GOLD CORP. (An Exploration Stage Company) NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE NINE-MONTH PERIOD ENDED APRIL 30, 2022 (Expressed in United States Dollars) (Unaudited)

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

During the period ended April 30, 2022, the Company granted a total of 805,000 stock options with a fair value of $406,790 (2021: $560,792) to employees, officers, directors, and consultants of the Company, exercisable at a weighted average price of $0.65 (C$0.82) per share for a period of five years.

On September 22, 2020, the Company granted a total of 1,338,500 stock options to the Company's President and CEO, Benjamin Mossman. The stock options are exercisable at a price of $0.90 (C$1.20) per share until September 22, 2025. The Company recorded share-based compensation of $560,792 in connection with this grant.

The following incentive stock options were outstanding and exercisable as at April 30, 2022:

Number of Options	Weighted Average Exercise Price (C$)	Expiry Date

75,000	0.50	March 17, 2023
350,000	1.20	April 19, 2023
180,000	1.00	November 30, 2023
290,000	0.70	August 21, 2024
1,338,500	1.20	September 22, 2025
805,000	0.82	February 7, 2027
3,038,500	1.02

As at April 30, 2022, the aggregate intrinsic value of the Company's stock options is $6,000 (July 31, 2021 - $1,313).

RISE GOLD CORP. (An Exploration Stage Company) NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE NINE-MONTH PERIOD ENDED APRIL 30, 2022 (Expressed in United States Dollars) (Unaudited)

10. CAPITAL STOCK AND ADDITIONAL PAID-IN-CAPITAL (continued)

Stock Options (continued)

Stock option transactions are summarized as follows:

	Number of Options	Weighted Average Exercise Price (C$)
Balance outstanding and exercisable, July 31, 2020	1,005,000	1.00
Options granted	1,338,500	1.20
Options expired	(110,000)	1.50
Balance outstanding and exercisable, July 31, 2021	2,233,500	1.09
Options granted	805,000	0.82
Balance outstanding and exercisable, April 30, 2022	3,038,500	1.02

Warrants

The following warrants were outstanding at April 30, 2022:

Number of Warrants	Exercise Price (C$)	Expiry Date

518,407	1.00	July 3, 2022
2,302,517	1.00	August 19, 2022
1,150,000	1.00	September 3, 2022
2,225,352	1.36	July 31, 2022
166,666	1.36	September 21, 2022
6,017,500	0.76	January 28, 2024
12,380,442	0.95

During the period ended April 30, 2022, a total of 488,438 warrants with an exercise price of C$1.20 expired unexercised.

RISE GOLD CORP. (An Exploration Stage Company) NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE NINE-MONTH PERIOD ENDED APRIL 30, 2022 (Expressed in United States Dollars) (Unaudited)

10. CAPITAL STOCK AND ADDITIONAL PAID-IN-CAPITAL (continued)

Warrants (continued)

Warrant transactions are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price (C$)
Balance, July 31, 2019	8,196,524	$1.57
Warrants issued	5,677,869	1.00
Warrants expired	(1,402,393)	(2.50)
Balance, July 31, 2020	12,472,000	1.27
Warrants issued	166,666	1.36
Warrants expired	(5,787,286)	(1.30)
Balance, July 31, 2021	6,851,380	1.14
Warrants issued	6,017,500	0.76
Warrants expired	(488,438)	(1.20)
Balance, April 30, 2022	12,380,442	$0.95

11.          SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

During the nine-month periods ended April 30, 2022 and 2021, the Company had the following non-cash financing and investing activities:

For the period ended April 30, 2022:

a)           The Company recorded $85,943 of accretion and $194,952 of interest expense as part of the outstanding balance of loan payable.

For the period ended April 30, 2021:

b)           Company recorded $85,944 of accretion and $88,226 of interest expense as part of the outstanding balance of loan payable.

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

As of April 30, 2022, based on management's review of the carrying value of mineral rights, management determined that there is no evidence that the cost of these acquired mineral rights will not be fully recovered and accordingly, the Company determined that no adjustment to the carrying value of mineral rights was required. As of the date of these consolidated financial statements, the Company has not established any proven or probable reserves on its mineral properties and has incurred only acquisition and exploration costs.

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

Business Development

Developments in our Company's business during the July 31, 2021 fiscal year and the nine-month period ended April 30, 2022 include the following:

On February 7, 2022, the Company granted a total of 805,000 stock options to employees, officers, directors, and consultants of the Company, exercisable at a price of $0.65 (C$0.82) per share with an expiry date of February 7, 2022.

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

Plan of Operations

As at April 30, 2022, the Company had a cash balance of $1,382,403, compared to a cash balance of $773,279 as of July 31, 2021.

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

1) County planning staff and Raney prepare a Draft EIR (Completed on January 4, 2022);

2) Draft EIR is published for public comment; (Completed on April 4, 2022)

3) Raney publishes a Final EIR which includes responses to public comments on the Draft EIR; and

4) County decision makers review the Final EIR, certify the environmental document and consider approval of the Use Permit and Reclamation Plan at a public hearing.

On January 4, 2022, the Company announced that the Nevada County government released the Draft Environmental Impact Report for the Idaho-Maryland Mine Project. The report's release represents a major milestone toward the approval of the Company's Use Permit application to reopen the historic past-producing Idaho-Maryland Gold Mine. The public comment period ended on April 4th, 2022 and the preparation of the Final EIR is currently in progress.

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

Results of Operations

For the Periods Ended April 30, 2022 and 2021

The Company's operating results for the periods ended April 30, 2022 and 2021 are summarized as follows:

	Three months ended April 30, 2022	Three months ended April 30, 2021	Nine months ended April 30, 2022	Nine months ended April 30, 2021

EXPENSES
Accretion expense	$28,017	$28,018	$85,943	$85,944
Consulting	128,605	131,488	399,351	323,788
Directors' fees	20,000	20,000	60,000	60,000
Filing and regulatory	10,629	7,166	26,785	34,859
Foreign exchange (gain) loss	21,334	(15,896)	53,672	(25,782)
General and administrative	48,198	46,698	262,822	290,577
Geological, mineral, and prospect costs	79,132	215,787	337,691	596,121
Interest expense	71,704	29,524	194,952	88,226
Professional fees	221,727	83,472	458,551	384,414
Promotion and shareholder communication	91,190	22,416	149,597	91,276
Share-based compensation	406,790	-	406,790	560,792
Salaries	33,750	30,465	101,250	103,422
	$(1,161,076)	$(599,138)	$(2,537,404)	$(2,593,637)
Gain on fair value adjustment on derivative liability (Note 9)	201,655	277,805	266,327	1,560,945
Other income	(20)	473	14,887	4,280
Net loss and comprehensive loss for the period	$(959,441)	$(320,860)	$(2,256,190)	$(1,028,412)
Basic and diluted loss per common share	$(0.03)	$(0.01)	$(0.08)	$(0.04)
Weighted average number of common shares outstanding (basic and diluted)	32,787,798	26,770,298	28,798,174	26,578,269

Liquidity and Capital Resources

Working Capital

	At April 30, 2022	At July 31, 2021	At July 31, 2020
Current Assets	$1,733,491	1,156,426	$3,762,515
Current Liabilities	$186,470	199,902	$494,771
Working Capital	$1,547,021	956,524	$3,267,744

Cash Flows

	For the nine-month period ended April 30, 2022	For the nine-month period ended April 30, 2021
Net Cash used in Operating Activities	$(1,783,874)	$(2,092,090)
Net Cash used in Investing Activities	$-	$-
Net Cash provided by Financing Activities	$2,392,998	$248,198
Net increase (decrease) in Cash During the Period	$609,124	$(1,843,892)

As of April 30, 2022, the Company had $1,382,403 in cash, $1,733,491 in current assets, $6,439,997 in total assets, $186,470 in current liabilities and $1,446,924 in non-current liabilities, a working capital of $1,547,021 and an accumulated deficit of $21,800,667.

During the nine-month period ended April 30, 2022, the Company used $1,783,874 (2021 - $2,092,090) in cash on operating activities. The difference in cash used in operating activities during the two periods was largely due to a revaluation adjustment of the derivative liability during the prior period which was lower in 2022.

The Company had no investing activities during the nine-month period ending April 30, 2022 (April 30, 2021 - $Nil).

The Company received cash of $2,392,998 (2021 - $248,198) from financing activities related to the private placement during the nine-month period ended April 30, 2022.

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

Our business, financial condition and results of operations may be negatively affected by economic and other consequences from Russia's military action against Ukraine and the sanctions imposed in response to that action.

In late February 2022, Russia launched a large scale military attack on Ukraine. The invasion significantly amplified already existing geopolitical tensions among Russia, Ukraine, Europe, NATO and the West, including Canada. In response to the military action by Russia, various countries, including Canada, the United States, the United Kingdom and European Union issued broad-ranging economic sanctions against Russia. Such sanctions included, among other things, a prohibition on doing business with certain Russian companies, large financial institutions, officials and oligarchs; a commitment by certain countries and the European Union to remove selected Russian banks from the Society for Worldwide Interbank Financial Telecommunications, or SWIFT, the electronic banking network that connects banks globally; a ban of oil imports from Russia to the United States; and restrictive measures to prevent the Russian Central Bank from undermining the impact of the sanctions. Additional sanctions may be imposed in the future. Such sanctions (and any future sanctions) and other actions against Russia may adversely impact, among other things, the Russian economy and various sectors of the economy, including but not limited to, financials, energy, metals and mining, engineering and defense and defense-related materials sectors; result in a decline in the value and liquidity of Russian securities; result in boycotts, tariffs, and purchasing and financing restrictions on Russia's government, companies and certain individuals; weaken the value of the ruble; downgrade the country's credit rating; freeze Russian securities and/or funds invested in prohibited assets and impair the ability to trade in Russian securities and/or other assets; and have other adverse consequences on the Russian government, economy, companies and region. Further, several large corporations and U.S. states have announced plans to divest interests or otherwise curtail business dealings with certain Russian businesses.

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

In addition, the impact of other current macro-economic factors on our business, which may be exacerbated by the war in Ukraine - including inflation, supply chain constraints and geopolitical events - is uncertain.

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

As of the end of the period covered by this Report, management of the Company carried out an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures.  Based on this evaluation, management concluded that the Company's disclosure controls and procedures were not effective as of April 30, 2022 because a material weakness in internal control over financial reporting existed as of that date as a result of a lack of segregation of incompatible duties due to insufficient personnel.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the period ended April 30, 2022 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

By:	/s/ Benjamin Mossman
Benjamin Mossman Chief Executive Officer and President (Principal Executive Officer)
By:	/s/ Vincent Boon
Vincent Boon Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)
Date	June 14, 2022