Form 10-K
period 2022-07-31
Rise Gold Corp.
filed 2022-10-31
CIK 1424864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________________

FORM 10-K

____________________________

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2022

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

Large accelerated filer ☐	Smaller reporting company ☒
Accelerated filer ☐	Emerging growth company ☒
Non-accelerated filer ☒

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

☐ Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: $15,297,475

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of October 25, 2022, the registrant had 32,787,798 shares of common stock issued and outstanding (the "Shares").

Auditor Name:	Auditor Location:	Auditor Firm ID:
Davidson & Company LLP	Vancouver, BC Canada	731

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

PART I

Item 1. Business

DESCRIPTION OF BUSINESS

We are a mineral exploration company that was incorporated in the state of Nevada in 2007. Our primary asset is our interest in the Idaho-Maryland Gold Mine property (the "I-M Mine Property"), which is a major past producing high-grade property near Grass Valley, California, United States, which we own outright through our wholly owned Nevada subsidiary, Rise Grass Valley, Inc.

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

Business Development

Developments in our Company's business during the July 31, 2022 fiscal year covered by this report include the following:

On February 7, 2022, the Company granted a total of 805,000 stock options to employees, officers, directors, and consultants of the Company, exercisable at a price of $0.65 (C$0.82) per share with an expiry date of February 7, 2027.

On January 31, 2022, the Company completed a non-brokered private placement for gross proceeds totalling $2,407,000 through the issuance of 6,017,500 units at a price of $0.40 per Unit, where each Unit consists of one common share of common stock and one share purchase warrant. Each warrant entitles the holder to acquire one additional common share at an exercise price of $0.60 until January 28, 2024. Certain directors of the Company purchased an aggregate of 2,075,000 Units of this private placement for gross proceeds of $830,000.

On January 4, 2022, the Company announced that the Nevada County government released the DEIR (as defined below) for the Idaho-Maryland Mine Project. The report's release represents a major milestone toward the approval of the Company's Use Permit application to reopen the historic past-producing Idaho-Maryland Gold Mine.

Plan of Operations

As at July 31, 2022, we had a cash balance of $471,918, compared to a cash balance of $773,279 as of July 31, 2021.

Our plan of operations for the next 12 months is to complete the Use Permit process in Nevada County California.

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

On January 4, 2022, the Company announced that the Nevada County government released the Draft Environmental Impact Report for the Idaho-Maryland Mine Project. The report's release represents a major milestone toward the approval of the Company's Use Permit application to reopen the historic past-producing Idaho-Maryland Gold Mine. The public comment period ended on April 4, 2022 and the preparation of the Final EIR is currently in progress.

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

Risks Related to Our Business

Our business, financial condition and results of operations may be negatively affected by economic and other consequences from Russia's military action against Ukraine and the sanctions imposed in response to that action.

In late February 2022, Russia launched a large scale military attack on Ukraine. The invasion significantly amplified already existing geopolitical tensions among Russia, Ukraine, Europe, NATO and the West, including the United States. In response to the military action by Russia, various countries, including the United States, the United Kingdom and European Union issued broad-ranging economic sanctions against Russia. Such sanctions included, among other things, a prohibition on doing business with certain Russian companies, large financial institutions, officials and oligarchs; a commitment by certain countries and the European Union to remove selected Russian banks from the Society for Worldwide Interbank Financial Telecommunications, or SWIFT, the electronic banking network that connects banks globally; a ban of oil imports from Russia to the United States; and restrictive measures to prevent the Russian Central Bank from undermining the impact of the sanctions. Additional sanctions may be imposed in the future. Such sanctions (and any future sanctions) and other actions against Russia may adversely impact, among other things, the Russian economy and various sectors of the economy, including but not limited to, financials, energy, metals and mining, engineering and defense and defense-related materials sectors; result in a decline in the value and liquidity of Russian securities; result in boycotts, tariffs, and purchasing and financing restrictions on Russia's government, companies and certain individuals; weaken the value of the ruble; downgrade the country's credit rating; freeze Russian securities and/or funds invested in prohibited assets and impair the ability to trade in Russian securities and/or other assets; and have other adverse consequences on the Russian government, economy, companies and region. Further, several large corporations and U.S. states have announced plans to divest interests or otherwise curtail business dealings with certain Russian businesses.

The ramifications of the hostilities and sanctions may not be limited to Russia, Ukraine and Russian and Ukrainian companies and may spill over to and negatively impact other regional and global economic markets (including Europe and the United States), companies in other countries (particularly those that have done business with Russia and Ukraine) and on various sectors, industries and markets for securities and commodities globally, such as oil and natural gas. Accordingly, the actions discussed above and the potential for a wider conflict could increase financial market volatility and cause severe negative effects on regional and global economic markets, industries, and companies. In addition, Russia may take retaliatory actions and other countermeasures, including cyberattacks and espionage against other countries and companies around the world, which may negatively impact such countries and companies.

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

The novel coronavirus (COVID-19) pandemic may negatively affect our business, financial condition and results of operations.

The COVID-19 pandemic (including the emergence of variant strains of COVID-19), and measures taken in response by governments and health authorities around the world, has created ongoing uncertainty that has resulted in, and may continue to result in, restrictions on movement and on businesses being maintained, re-imposed or imposed on a stricter basis, which could negatively impact our business, results of operations and financial condition. These restrictions have adversely affected workforces, customers, supply chains, consumer sentiment, economies, and financial markets, and, along with decreased consumer spending, have led to an economic downturn across many global economies.

The extent to which COVID-19 ultimately impacts our business, financial condition and results of operations will depend on future developments, which are uncertain. It is impossible at this point to predict precisely the duration or extent of the impacts of the COVID-19 pandemic on our employees, customers, partners and business or when economic activity will normalize. There continues to be uncertainty surrounding the duration and severity of the COVID-19 pandemic, particularly with respect to the emergence of new variants of the virus, including the Omicron variant, the long-term efficacy and availability of COVID-19 vaccines and rates of vaccination (including COVID-19 vaccine booster shots) and the impact of vaccine mandates as well as risks relating to the pandemic worsening in countries that are already afflicted with COVID-19 or the COVID-19 pandemic continuing to spread to additional countries or returning to countries where the pandemic has been partially contained. These conditions may affect our ability to obtain debt and equity financing to fund ongoing exploration activities, as well as conduct business more efficiently.

Since the pandemic began, we have taken action to minimize the risks of the COVID-19 virus for our employees, contractors and other people participating in our operations, programs and activities. We continue to monitor the developments of the outbreak and continually assess the potential impact on our business. The health and safety of our work force remains a priority and we continue to follow government health protocols both in Canada and the United States.

The COVID-19 pandemic has resulted in, and may continue to result in, significant market uncertainty, including substantial fluctuations in commodity prices, currency exchange rates, inflation, interest rates, and general levels of investing and consumption. Even after the COVID-19 pandemic becomes endemic, we may experience materially adverse impacts to our business as a result of the pandemic's global economic impact.

Our ability to continue to operate as a going concern depends on our ability to obtain adequate financing in the future.

The ability of the Company to continue as a going concern is dependent on the Company's ability to maintain continued support from its shareholders and creditors and to raise additional capital and implement its business plan.

There is no assurance that the Company will be able to obtain adequate financing in the future or that such financing will be on terms advantageous to the Company. However, management believes that the Company has sufficient working capital to meet its projected minimum financial obligations for the next fiscal year. The accompanying financial statements have been prepared under the assumption that we will continue as a going concern. We are an exploration stage company and we have incurred losses since our inception.

We will require significant additional capital to fund our business plan.

We will be required to expend significant funds to determine whether proven and probable mineral reserves exist at our properties, to continue exploration and, if warranted, to develop our existing properties, and to identify and acquire additional properties to diversify our property portfolio. We anticipate that we will be required to make substantial capital expenditures for the continued exploration and, if warranted, development of our I-M Mine Property. We have spent and will be required to continue to expend significant amounts of capital for drilling, geological, and geochemical analysis, assaying, permitting, and feasibility studies with regard to the results of our exploration at our I-M Mine Property. We may not benefit from some of these investments if we are unable to identify commercially exploitable mineral reserves.

Our ability to obtain necessary funding for these purposes, in turn, depends upon a number of factors, including the status of the national and worldwide economy and the price of metals. Capital markets worldwide were adversely affected by substantial losses by financial institutions, caused by investments in asset-backed securities and remnants from those losses continue to impact the ability for us to raise capital. We may not be successful in obtaining the required financing or, if we can obtain such financing, such financing may not be on terms that are favorable to us.

Our inability to access sufficient capital for our operations could have a material adverse effect on our financial condition, results of operations, or prospects. Sales of substantial amounts of securities may have a highly dilutive effect on our ownership or share structure. Sales of a large number of shares of our common stock in the public markets, or the potential for such sales, could decrease the trading price of those shares and could impair our ability to raise capital through future sales of common stock. We have not yet commenced commercial production at any of our properties and, therefore, have not generated positive cash flows to date and have no reasonable prospects of doing so unless successful commercial production can be achieved at our I-M Mine Property. We expect to continue to incur negative investing and operating cash flows until such time as we enter into successful commercial production. This will require us to deploy our working capital to fund such negative cash flow and to seek additional sources of financing. There is no assurance that any such financing sources will be available or sufficient to meet our requirements. There is no assurance that we will be able to continue to raise equity capital or to secure additional debt financing, or that we will not continue to incur losses.

We have a limited operating history on which to base an evaluation of our business and prospects.

Since our inception, we have had no revenue from operations. We have no history of producing products from any of our properties. Our I-M Mine Project is a historic, past-producing mine with apart from the exploration work that we have completed since 2016 has had very little recent exploration work since 1956. We would require further exploration work in order to reach the development stage. Advancing our I-M Mine Property into the development stage will require significant capital and time, and successful commercial production from the I-M Mine Property will be subject to completing feasibility studies, permitting and re-commissioning of the mine, constructing processing plants, and other related works and infrastructure. As a result, we are subject to all of the risks associated with developing and establishing new mining operations and business enterprises including:

  completion of feasibility studies to verify reserves and commercial viability, including the ability to find sufficient ore reserves to support a commercial mining operation;
  the timing and cost, which can be considerable, of further exploration, preparing feasibility studies, permitting and construction of infrastructure, mining and processing facilities;
  the availability and costs of drill equipment, exploration personnel, skilled labor, and mining and processing equipment, if required;
  the availability and cost of appropriate smelting and/or refining arrangements, if required;
  compliance with stringent environmental and other governmental approval and permit requirements;
  the availability of funds to finance exploration, development, and construction activities, as warranted;
  potential opposition from non-governmental organizations, local groups or local inhabitants that may delay or prevent development activities;
  potential increases in exploration, construction, and operating costs due to changes in the cost of fuel, power, materials, and supplies; and
  potential shortages of mineral processing, construction, and other facilities related supplies.

The costs, timing, and complexities of exploration, development, and construction activities may be increased by the location of our properties and demand by other mineral exploration and mining companies. It is common in exploration programs to experience unexpected problems and delays during drill programs and, if commenced, development, construction, and mine start-up. In addition, our management and workforce will need to be expanded, and sufficient support systems for our workforce will have to be established. This could result in delays in the commencement of mineral production and increased costs of production. Accordingly, our activities may not result in profitable mining operations and we may not succeed in establishing mining operations or profitably producing metals at any of our current or future properties, including our I-M Mine Property.

We have a history of losses and expect to continue to incur losses in the future.

We have incurred losses since inception, have had negative cash flow from operating activities, and expect to continue to incur losses in the future. We have incurred the following losses from operations during each of the following periods:

  $3,464,127 for the year ended July 31, 2022
  $1,603,878 for the year ended July 31, 2021
  $5,471,535 for the year ended July 31, 2020

We expect to continue to incur losses unless and until such time as one of our properties enters into commercial production and generates sufficient revenues to fund continuing operations. We recognize that if we are unable to generate significant revenues from mining operations and/or dispositions of our properties, we will not be able to earn profits or continue operations. At this early stage of our operation, we also expect to face the risks, uncertainties, expenses, and difficulties frequently encountered by companies at the start-up stage of their business development. We cannot be sure that we will be successful in addressing these risks and uncertainties and our failure to do so could have a materially adverse effect on our financial condition.

Risks Related to Mining and Exploration

The I-M Mine Property is in the exploration stage. There is no assurance that we can establish the existence of any mineral reserve on the I-M Mine Property or any other properties we may acquire in commercially exploitable quantities. Unless and until we do so, we cannot earn any revenues from these properties and if we do not do so we will lose all of the funds that we expend on exploration. If we do not discover any mineral reserve in a commercially exploitable quantity, the exploration component of our business could fail.

We have not established that any of our mineral properties contain any mineral reserve according to recognized reserve guidelines, nor can there be any assurance that we will be able to do so.

A mineral reserve is defined in subpart 1300 of Regulation S-K under the Securities Act of 1933, as amended (the "Securities Act") and the Exchange Act ("Subpart 1300") as an estimate of tonnage and grade or quality of "indicated mineral resources" and "measured mineral resources" (as those terms are defined in Subpart 1300) that, in the opinion of a "qualified person" (as defined in Subpart 1300), can be the basis of an economically viable project. In general, the probability of any individual prospect having a "reserve" that meets the requirements of Subpart 1300 is small, and our mineral properties may not contain any "reserves" and any funds that we spend on exploration could be lost. Even if we do eventually discover a mineral reserve on one or more of our properties, there can be no assurance that they can be developed into producing mines and that we can extract those minerals. Both mineral exploration and development involve a high degree of risk, and few mineral properties that are explored are ultimately developed into producing mines.

The commercial viability of an established mineral deposit will depend on a number of factors including, by way of example, the size, grade, and other attributes of the mineral deposit, the proximity of the mineral deposit to infrastructure such as processing facilities, roads, rail, power, and a point for shipping, government regulation, and market prices. Most of these factors will be beyond our control, and any of them could increase costs and make extraction of any identified mineral deposit unprofitable.

The nature of mineral exploration and production activities involves a high degree of risk and the possibility of uninsured losses.

Exploration for and the production of minerals is highly speculative and involves greater risk than many other businesses. Most exploration programs do not result in mineralization that may be of sufficient quantity or quality to be profitably mined. Our operations are, and any future development or mining operations we may conduct will be, subject to all of the operating hazards and risks normally incidental to exploring for and development of mineral properties, such as, but not limited to:

  economically insufficient mineralized material;
  fluctuation in production costs that make mining uneconomical;
  labor disputes;
  unanticipated variations in grade and other geologic problems;
  environmental hazards;
  water conditions;
  difficult surface or underground conditions;
  industrial accidents;
  metallurgic and other processing problems;
  mechanical and equipment performance problems;
  failure of dams, stockpiles, wastewater transportation systems, or impoundments;
  unusual or unexpected rock formations; and
  personal injury, fire, flooding, cave-ins and landslides.

Any of these risks can materially and adversely affect, among other things, the development of properties, production quantities and rates, costs and expenditures, potential revenues, and production dates. If we determine that capitalized costs associated with any of our mineral interests are not likely to be recovered, we would incur a write-down of our investment in these interests. All of these factors may result in losses in relation to amounts spent that are not recoverable, or that result in additional expenses.

Commodity price volatility could have dramatic effects on the results of operations and our ability to execute our business plan.

The price of commodities varies on a daily basis. Our future revenues, if any, will likely be derived from the extraction and sale of base and precious metals. The price of those commodities has fluctuated widely, particularly in recent years, and is affected by numerous factors beyond our control including economic and political trends, expectations of inflation, currency exchange fluctuations, interest rates, global and regional consumptive patterns, speculative activities and increased production due to new extraction developments and improved extraction and production methods. The effect of these factors on the price of base and precious metals, and therefore the economic viability of our business, could negatively affect our ability to secure financing or our results of operations.

Estimates of mineralized material and resources are subject to evaluation uncertainties that could result in project failure.

Our exploration and future mining operations, if any, are and would be faced with risks associated with being able to accurately predict the quantity and quality of mineralized material and resources/reserves within the earth using statistical sampling techniques. Estimates of any mineralized material or resource/reserve on any of our properties would be made using samples obtained from appropriately placed trenches, test pits, underground workings, and intelligently designed drilling. There is an inherent variability of assays between check and duplicate samples taken adjacent to each other and between sampling points that cannot be reasonably eliminated. Additionally, there also may be unknown geologic details that have not been identified or correctly appreciated at the current level of accumulated knowledge about our properties. This could result in uncertainties that cannot be reasonably eliminated from the process of estimating mineralized material and resources/reserves. If these estimates were to prove to be unreliable, we could implement an exploitation plan that may not lead to commercially viable operations in the future.

Any material changes in mineral resource/reserve estimates and grades of mineralization will affect the economic viability of placing a property into production and a property's return on capital.

As we have not completed feasibility studies on our I-M Mine Property and have not commenced actual production, we do not have mineralization resources and any estimates may require adjustments or downward revisions. In addition, the grade of ore ultimately mined, if any, may differ from that indicated by future feasibility studies and drill results. Minerals recovered in small scale tests may not be duplicated in large scale tests under on-site conditions or in production scale.

Our exploration activities on our properties may not be commercially successful, which could lead us to abandon our plans to develop our properties and our investments in exploration.

Our long-term success depends on our ability to identify mineral deposits on our I-M Mine Property and other properties we may acquire, if any, that we can then develop into commercially viable mining operations. Mineral exploration is highly speculative in nature, involves many risks, and is frequently non-productive. These risks include unusual or unexpected geologic formations, and the inability to obtain suitable or adequate machinery, equipment, or labor. The success of commodity exploration is determined in part by the following factors:

  the identification of potential mineralization;
  availability of government-granted exploration permits;
  the quality of our management and our geological and technical expertise; and
  the capital available for exploration and development work.

Substantial expenditures are required to establish proven and probable reserves through drilling and analysis, to develop metallurgical processes to extract metal, and to develop the mining and processing facilities and infrastructure at any site chosen for mining. Whether a mineral deposit will be commercially viable depends on a number of factors that include, without limitation, the particular attributes of the deposit, such as size, grade, and proximity to infrastructure; commodity prices; and government regulations, including, without limitation, regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting of minerals, and environmental protection. We may invest significant capital and resources in exploration activities and may abandon such investments if we are unable to identify commercially exploitable mineral reserves. The decision to abandon a project may have an adverse effect on the market value of our securities and the ability to raise future financing.

We are subject to significant governmental regulations that affect our operations and costs of conducting our business and may not be able to obtain all required permits and licenses to place our properties into production.

Our current and future operations, including exploration and, if warranted, development of the I-M Mine Property, do and will require permits from governmental authorities and will be governed by laws and regulations, including:

  laws and regulations governing mineral concession acquisition, prospecting, development, mining, and production;
  laws and regulations related to exports, taxes, and fees;
  labor standards and regulations related to occupational health and mine safety; and
  environmental standards and regulations related to waste disposal, toxic substances, land use reclamation, and environmental protection.

Companies engaged in exploration activities often experience increased costs and delays in production and other schedules as a result of the need to comply with applicable laws, regulations, and permits. Failure to comply with applicable laws, regulations, and permits may result in enforcement actions, including the forfeiture of mineral claims or other mineral tenures, orders issued by regulatory or judicial authorities requiring operations to cease or be curtailed, and may include corrective measures requiring capital expenditures, installation of additional equipment, or costly remedial actions. We cannot predict if all permits that we may require for continued exploration, development, or construction of mining facilities and conduct of mining operations will be obtainable on reasonable terms, if at all. Costs related to applying for and obtaining permits and licenses may be prohibitive and could delay our planned exploration and development activities. We may be required to compensate those suffering loss or damage by reason of our mineral exploration or our mining activities, if any, and may have civil or criminal fines or penalties imposed for violations of, or our failure to comply with, such laws, regulations, and permits.

Existing and possible future laws, regulations, and permits governing operations and activities of exploration companies, or more stringent implementation of such laws, regulations and permits, could have a material adverse impact on our business and cause increases in capital expenditures or require abandonment or delays in exploration. Our I-M Mine Property is located in California, which has numerous clearly defined regulations with respect to permitting mines, which could potentially impact the total time to market for the project.

Subsurface mining is allowed in the Nevada County M1 Zoning District, where the I-M Mine Property is located, with approval of a "Use Permit". Approval of a Use Permit for mining operations requires a public hearing before the County Planning Commission, whose decision may be appealed to the County Board of Supervisors ("County Board"). Use Permit approvals include conditions of approval, which are designed to minimize the impact of conditional uses on neighboring properties.

On November 21, 2019 we submitted an application for a Use Permit to Nevada County (the "County"). On April 28, 2020, with a vote of 5-0, the County Board approved the contract for Raney Planning & Management Inc. to prepare an Environmental Impact Report and conduct contract planning services on behalf of the County for the proposed I-M Mine Project.

The Use Permit application proposes underground mining to recommence at the I-M Mine Property at an average throughput of 1,000 tons per day. The existing Brunswick Shaft, which extends to ~3400 feet depth below surface, would be used as the primary rock conveyance from the I-M Mine Property. A second service shaft would be constructed by raising from underground to provide for the conveyance of personnel, materials, and equipment. Processing would be done by gravity and flotation to produce gravity and flotation gold concentrates.

We propose to produce barren rock from underground tunneling and sand tailings as part of the project which would be used for creation of approximately 58 acres of level and useable industrial zoned land for future economic development in Nevada County. A water treatment plant and pond, using conventional processes, would ensure that groundwater pumped from the mine is treated to regulatory standards before being discharged to the local waterways. There is no assurance our Use Permit application will be accepted as submitted. If substantial revisions are required, our ability to execute our business plan will be further delayed.

In 1975, the California Legislature enacted the Surface Mining and Reclamation Act ("SMARA"), which required that all surface mining operations in California have approved reclamation plans and financial assurances. SMARA was adopted to ensure that land used for mining operations in California would be reclaimed post-mining to a useable condition. Pursuant to SMARA, we would be required to obtain approval of a Reclamation Plan from and provide financial assurances to the County for any surface component of the underground mining operation before mining operations could commence. Approval of a Reclamation Plan will require a public hearing before the County Planning Commission.

To approve a Reclamation Plan and Use Permit, the County would need to satisfy the requirements of California Environmental Quality Act ("CEQA"). CEQA requires that public agency decision makers study the environmental impacts of any discretionary action, disclose the impacts to the public, and minimize unavoidable impacts to the extent feasible. CEQA is triggered whenever a California governmental agency is asked to approve a "discretionary project". The approval of a Reclamation Plan is a "discretionary project" under CEQA. Other necessary ancillary permits like the California Department of Fish and Wildlife ("CDFW") Streambed Alteration Agreement (if applicable) also triggers CEQA compliance.

In this situation, the lead agency for the purposes of CEQA would be the County. Other public agencies in charge of administering specific legislation will also need to approve aspects of the Project, such as the CDFW (the California Endangered Species Act), the Air Pollution Control District (Authority to Construct and Permit to Operate), and the Regional Water Quality Control Board (National Pollutant Discharge Elimination System (authorized to state governments by the US Environmental Protection Agency) and Report of Waste Discharge). However, CEQA's Guidelines provide that if more than one agency must act on a project, the agency that acts first is generally considered the lead agency under CEQA. All other agencies are considered "responsible agencies." Responsible agencies do need to consider the environmental document approved by the lead agency, but they will usually accept the lead agency's document and use it as the basis for issuing their own permits. There is no assurance that other agencies will not require additional assessments in their decision-making process. If such assessments are required, additional time and costs will delay the execution of, and may even require us to re-evaluate the feasibility of, our business plan.

Our activities are subject to environmental laws and regulations that may increase our costs of doing business and restrict our operations.

All phases of our operations are subject to environmental regulation in the jurisdictions in which we operate. Environmental legislation is evolving in a manner that may require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects, and a heightened degree of responsibility for companies and their officers, directors, and employees. These laws address emissions into the air, discharges into water, management of waste, management of hazardous substances, protection of natural resources, antiquities and endangered species, and reclamation of lands disturbed by mining operations. Compliance with environmental laws and regulations, and future changes in these laws and regulations, may require significant capital outlays and may cause material changes or delays in our operations and future activities. It is possible that future changes in these laws or regulations could have a significant adverse impact on our properties or some portion of our business, causing us to re-evaluate those activities at that time.

Regulations and pending legislation governing issues involving climate change could result in increased operating costs, which could have a material adverse effect on our business.

A number of governments or governmental bodies have introduced or are contemplating legislative and/or regulatory changes in response to concerns about the potential impact of climate change. Legislation and increased regulation regarding climate change could impose significant costs on us, on our future venture partners, if any, and on our suppliers, including costs related to increased energy requirements, capital equipment, environmental monitoring and reporting, and other costs necessary to comply with such regulations. Any adopted future climate change regulations could also negatively impact our ability to compete with companies situated in areas not subject to such limitations. Given the emotional and political significance and uncertainty surrounding the impact of climate change and how it should be dealt with, we cannot predict how legislation and regulation will ultimately affect our financial condition, operating performance, and ability to compete. Furthermore, even without such regulation, increased awareness and any adverse publicity in the global marketplace about potential impacts on climate change by us or other companies in our industry could harm our reputation. The potential physical impacts of climate change on our operations are highly uncertain, could be particular to the geographic circumstances in areas in which we operate and may include changes in rainfall and storm patterns and intensities, water shortages, changing sea levels, and changing temperatures. These impacts may adversely impact the cost, production, and financial performance of our operations.

Land reclamation requirements for our properties may be burdensome and expensive.

Although variable depending on location and the governing authority, land reclamation requirements are generally imposed on mineral exploration companies (as well as companies with mining operations) in order to minimize long term effects of land disturbance.

Reclamation may include requirements to:

  control dispersion of potentially deleterious effluents;
  treat ground and surface water to drinking water standards; and
  reasonably re-establish pre-disturbance landforms and vegetation.

In order to carry out reclamation obligations imposed on us in connection with our potential development activities, we must allocate financial resources that might otherwise be spent on further exploration and development programs. We plan to set up a provision for our reclamation obligations on our properties, as appropriate, but this provision may not be adequate. If we are required to carry out unanticipated reclamation work, our financial position could be adversely affected.

We face intense competition in the mining industry.

The mining industry is intensely competitive in all of its phases. As a result of this competition, some of which is with large established mining companies with substantial capabilities and with greater financial and technical resources than ours, we may be unable to acquire additional properties, if any, or financing on terms we consider acceptable. We also compete with other mining companies in the recruitment and retention of qualified managerial and technical employees. If we are unable to successfully compete for qualified employees, our exploration and development programs may be slowed down or suspended. We compete with other companies that produce our planned commercial products for capital. If we are unable to raise sufficient capital, our exploration and development programs may be jeopardized or we may not be able to acquire, develop, or operate additional mining projects.

A shortage of equipment and supplies could adversely affect our ability to operate our business.

We are dependent on various supplies and equipment to carry out our mining exploration and, if warranted, development operations. Any shortage of such supplies, equipment, and parts could have a material adverse effect on our ability to carry out our operations and could therefore limit, or increase the cost of, production.

Joint ventures and other partnerships, including offtake arrangements, may expose us to risks.

We may enter into joint ventures, partnership arrangements, or offtake agreements, with other parties in relation to the exploration, development, and production of the properties in which we have an interest. Any failure of such other companies to meet their obligations to us or to third parties, or any disputes with respect to the parties' respective rights and obligations, could have a material adverse effect on us, the development and production at our properties, including the I-M Mine Property, and on future joint ventures, if any, or their properties, and therefore could have a material adverse effect on our results of operations, financial performance, cash flows and the price of our common stock.

We may experience difficulty attracting and retaining qualified management to meet the needs of our anticipated growth, and the failure to manage our growth effectively could have a material adverse effect on our business and financial condition.

We are dependent on a relatively small number of key employees, including our Chief Executive Officer and Chief Financial Officer. The loss of any officer could have an adverse effect on us. We have no life insurance on any individual, and we may be unable to hire a suitable replacement for them on favorable terms, should that become necessary.

Our results of operations could be affected by currency fluctuations.

Our properties are currently all located in the United States and while most costs associated with these properties are paid in U.S. dollars, a significant amount of our administrative expenses are payable in Canadian dollars. There can be significant swings in the exchange rate between the U.S. dollar and the Canadian dollar. There are no plans at this time to hedge against any exchange rate fluctuations in currencies.

Title to our properties may be subject to other claims that could affect our property rights and claims.

There are risks that title to our properties may be challenged or impugned. Our I-M Mine Property is located in California and may be subject to prior unrecorded agreements or transfers and title may be affected by undetected defects.

We may be unable to secure surface access or purchase required surface rights.

Although we obtain the rights to some or all of the minerals in the ground subject to the mineral tenures that we acquire, or have the right to acquire, in some cases we may not acquire any rights to, or ownership of, the surface to the areas covered by such mineral tenures. In such cases, applicable mining laws usually provide for rights of access to the surface for the purpose of carrying on mining activities; however, the enforcement of such rights through the courts can be costly and time consuming. It is necessary to negotiate surface access or to purchase the surface rights if long-term access is required. There can be no guarantee that, despite having the right at law to carry on mining activities, we will be able to negotiate satisfactory agreements with any such existing landowners/occupiers for such access or purchase of such surface rights, and therefore we may be unable to carry out planned mining activities. In addition, in circumstances where such access is denied, or no agreement can be reached, we may need to rely on the assistance of local officials or the courts in such jurisdiction the outcomes of which cannot be predicted with any certainty. Our inability to secure surface access or purchase required surface rights could materially and adversely affect our timing, cost, or overall ability to develop any mineral deposits we may locate.

Our properties and operations may be subject to litigation or other claims.

From time to time our properties or operations may be subject to disputes that may result in litigation or other legal claims. We may be required to take countermeasures or defend against these claims, which will divert resources and management time from operations. The costs of these claims or adverse filings may have a material effect on our business and results of operations.

We do not currently insure against all the risks and hazards of mineral exploration, development, and mining operations.

Exploration, development, and mining operations involve various hazards, including environmental hazards, industrial accidents, metallurgical and other processing problems, unusual or unexpected rock formations, structural cave-ins or slides, flooding, fires, and periodic interruptions due to inclement or hazardous weather conditions. These risks could result in damage to or destruction of mineral properties, facilities, or other property, personal injury, environmental damage, delays in operations, increased cost of operations, monetary losses, and possible legal liability. We may not be able to obtain insurance to cover these risks at economically feasible premiums or at all. We may elect not to insure where premium costs are disproportionate to our perception of the relevant risks. The payment of such insurance premiums and of such liabilities would reduce the funds available for exploration and production activities.

Risks Related to Our Common Stock

Our share price may be volatile and as a result you could lose all or part of your investment.

In addition to volatility associated with equity securities in general, the value of your investment could decline due to the impact of any of the following factors upon the market price of our common stock:

  Disappointing results from our exploration efforts;
  Decline in demand for our common stock;
  Downward revisions in securities analysts' estimates or changes in general market conditions;
  Technological innovations by competitors or in competing technologies;
  Investor perception of our industry or our prospects; and
  General economic trends.

Our share price on the CSE and the OTCQX has experienced significant price and volume fluctuations. Stock markets in general have experienced extreme price and volume fluctuations, and the market prices of securities have been highly volatile. These fluctuations are often unrelated to operating performance and may adversely affect the market price of the Shares. As a result, you may be unable to sell any Shares you acquire at a desired price.

We have never paid dividends on our common stock.

We have not paid dividends on our common stock to date, and we do not expect to pay dividends for the foreseeable future. We intend to retain our initial earnings, if any, to finance our operations. Any future dividends on common stock will depend upon our earnings, our then-existing financial requirements, and other factors, and will be at the discretion of the Board.

Investors' interests in our company will be diluted and investors may suffer dilution in their net book value per share of common stock if we issue additional employee/director/consultant options or if we sell additional common stock and/or warrants to finance our operations.

In order to further expand our operations and meet our objectives, any additional growth and/or expanded exploration activity will likely need to be financed through sale of and issuance of additional common stock, including, but not limited to, raising funds to explore the I-M Mine Property. Furthermore, to finance any acquisition activity, should that activity be properly approved, and depending on the outcome of our exploration programs, we likely will also need to issue additional common stock to finance future acquisitions, growth, and/or additional exploration programs of any or all of our projects or to acquire additional properties. We will also in the future grant to some or all of our directors, officers, and key employees and/or consultants options to purchase common stock as non-cash incentives. The issuance of any equity securities could, and the issuance of any additional common stock will, cause our existing stockholders to experience dilution of their ownership interests.

If we issue additional common stock or decide to enter into joint ventures with other parties in order to raise financing through the sale of equity securities, investors' interests in our company will be diluted and investors may suffer dilution in their net book value per share of common stock depending on the price at which such securities are sold.

The issuance of additional shares of common stock may negatively impact the trading price of our securities.

We have issued common stock in the past and will continue to issue common stock to finance our activities in the future. In addition, newly issued or outstanding options, warrants, and broker warrants to purchase common stock may be exercised, resulting in the issuance of additional common stock. Any such issuance of additional common stock would result in dilution to our stockholders, and even the perception that such an issuance may occur could have a negative impact on the trading price of the common stock.

We are subject to the continued listing criteria of the CSE, and our failure to satisfy these criteria may result in delisting of our common stock from the CSE.

Our common stock is currently listed for trading on the CSE. In order to maintain the listing on the CSE or any other securities exchange we may trade on, we must maintain certain financial and share distribution targets, including maintaining a minimum number of public shareholders. In addition to objective standards, these exchanges may delist the securities of any issuer if, in the exchange's opinion, our financial condition and/or operating results appear unsatisfactory; if it appears that the extent of public distribution or the aggregate market value of the security has become so reduced as to make continued listing inadvisable; if we sell or dispose of our principal operating assets or cease to be an operating company; if we fail to comply with the listing requirements; or if any other event occurs or any condition exists which, in their opinion, makes continued listing on the exchange inadvisable.

If the CSE or any other exchange or market were to delist the common stock, investors may face material adverse consequences, including, but not limited to, a lack of trading market for the common stock, reduced liquidity, decreased analyst coverage, and/or an inability for us to obtain additional financing to fund our operations.

We are an "emerging growth company," and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an "emerging growth company," as defined in the Jumpstart Our Business Startups Act (the "JOBS Act"). For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our common stock held by non-affiliates exceeds $700 million as of any July 31 before that time, in which case we would no longer be an emerging growth company as of the following January 31. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected to avail ourselves of this exemption from new or revised accounting standards and, therefore, will not be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

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

chlorite - Group name for about 10 related minerals and a member of the mica group of minerals. Chlorite is very common and is often an uninteresting green mineral coating the surface of more important minerals.

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

stope - An excavation in a mine from which mineralized material is or has been extracted.

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

The surface land is subject to a tax lien imposed by and payable to Nevada County. The parcels comprising the surface land are currently assessed by Nevada County at a total of approximately US$4.2 million and have a combined annual property tax of US$45,702 for the 2022 tax year. The total amount includes County taxes and Agency taxes. The I-M Mine Property remains in good standing with property taxes for the 2021 tax year paid in full. Property taxes for the 2022 tax year of $22,851 is due on Nov 1, 2022, and $22,851 is due on February 1, 2023.

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

Figure 4: Idaho-Maryland Mine Property, Surface and Mineral Rights

Property Access

The I-M Mine Property is situated east of the City of Grass Valley and south of Nevada City, in western Nevada County. State Route 49, State Route 20, and State Route 174 (state highways) connect the Grass Valley area regionally. The Brunswick land and the adjacent Mill Site are situated on the southwestern quadrant of the intersection of the East Bennett Road and Brunswick Road, a road connecting Grass Valley with State Highway 174. Access to the Brunswick land is on East Bennet Road, approximately 2.8 miles east of Grass Valley Center. The Idaho land can be accessed by Idaho Maryland Road or Centennial Drive.

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

Idaho System

The #1 Vein, #2 Vein, and 3 Vein System comprise the Idaho Vein System.

The Eureka discovery showing outcropped at the western end of the #1 Vein system but had only minor gold concentration and could not be traced on surface east or west. High grade mineralization plunging to the southeast was intersected starting at approximately 100 ft (30 m) below surface at this showing. Follow-up exploration and mining led to the development of the prolific Eureka-Idaho ore shoot which plunges at approximately 30° to the southeast and has a pitch length of almost 1 mile (1.6 km) and a breadth of 500 ft to 1,000 ft (152 m to 305 m). The width of the vein within the ore shoot averaged approximately 3 ft (~1 m) and in places ranged up to 8 ft (~2.4 m). The average insitu grade of the #1 Vein would likely have been slightly higher than the estimated mill head grade of 1.12 oz/ton (39 gpt). The trend of the shoot is approximately parallel to an expected trend of the intersection of the Idaho and Morehouse faults suggesting the interaction of the Idaho and Morehouse faults may have played a role on the formation of the rich mineralization encountered in the Eureka-Idaho stope. Alternatively, the shape of the Brunswick Block may have influenced this trend.

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

Figure 7: #1 Vein Cross Section, Section looking East (Lindgren, 1896)

The #2 Vein is a disrupted zone of quartz veins trending northeast and dipping steeply to the southeast. This vein system is hosted in the serpentinite approximately coincident with where the serpentinite-Brunswick Block contact bends abruptly to the north before turning east again. #2 Vein trends northeast into the 3 Vein System.

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

Mineral Resource and Mineral Reserve Estimates

No estimates of mineral resources have been prepared for the I-M Mine Property. We are not treating historical mineral resource estimates as current mineral resource estimates. In addition, there are no mineral reserves estimates for the I-M Mine Project.

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

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed for trading in Canada on the CSE under the symbol "RISE" and is quoted in the United States on the OTCQX Market under the symbol "RYES".

Holders

As of the date of this Report, there are approximately 163 registered holders of our common stock.

Recent Sales of Unregistered Securities

Other than as disclosed in previous quarterly reports on Form 10-Q or current reports on Form 8-K, we have not offered and sold any equity securities that were not registered under the Securities Act during the fiscal year ended July 31, 2022.

Item 6. [Reserved]

Not applicable

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion provides information regarding the results of operations for the years ended July 31, 2022 and 2021 and our financial condition, liquidity and capital resources as of July 31, 2022 and July 31, 2021.

The following discussion and analysis should be read in conjunction with the information set forth in our audited financial statements and the notes thereto as of and for the years ended July 31, 2022 and July 31, 2021.

Results of Operations

For the Years Ended July 31, 2022 and 2021

Our operating results for the years ended July 31, 2022 and 2021 are summarized as follows:

FOR THE YEAR ENDED JULY 31,	2022	2021

EXPENSES
Accretion expense	$114,907	$114,907
Consulting	527,320	454,176
Directors' fees	80,000	80,000
Filing and regulatory	32,374	55,601
Foreign exchange loss (gain)	45,754	(20,297)
General and administrative	333,888	399,940
Geological, mineral, and prospect costs	788,684	782,261
Interest expense	273,036	119,523
Professional fees	738,119	517,092
Promotion and shareholder communication	165,987	175,567
Salaries	135,000	145,545
Share-based payments	406,790	560,792
Loss before other items	$(3,641,859)	$(3,385,107)
Gain on fair value adjustment on warrant derivatives	67,856	1,776,341
Write-off on payable	30,739	-
Other income	79,137	4,888
Net loss for the year	(3,464,127)	(1,603,878)
Cumulative translation adjustment	-	-
Net loss and comprehensive loss for the year	(3,464,127)	(1,603,878)
Basic and diluted loss per common share	$(0.12)	$(0.06)
Weighted average number of common shares outstanding (basic and diluted)	29,803,778	26,721,896

Our operating expenses increased during the year ended July 31, 2022 compared to the prior year primarily as a result of increased costs as a result of increased activities by our Company. These include salaries, filing and regulatory, general and administrative, professional fees, driven by the need for expenses related to planning and researching our mineral properties, and activity involved in raising funds in the recent private placements.

As a result of the ongoing activities, significant expenses during the year ended July 31, 2022 include:

  Increase in mineral exploration costs to $788,684 (2021 - $782,261) related to activities surrounding the Use Permit application;
  Decrease in share-based payments to $406,790 (2021 - $560,792) for the grant of options pursuant to our stock option plan to incentivize management and certain consultants;
  Increase in professional fees to $738,119 (2021 - $517,092) related to an increase in legal and regulatory items pertaining to the application for a Use Permit to Nevada County California;
  Increase in other income to $79,137 (2021 - $4,888) related to an increase in rental income for property use and license agreement;

Liquidity and Capital Resources

As of July 31, 2022, the Company had $471,918 in cash, $986,577 in current assets, $5,687,066 in total assets, $349,960 in current liabilities and $2,088,400 in total liabilities, working capital of $636,617 and an accumulated deficit of $23,008,604.

During the year ended July 31, 2022, the Company used $2,694,359 in net cash on operating activities, compared to $2,853,475 in net cash on operating activities during the prior year. The difference in net cash used in operating activities during the year was largely due to the increase in our net loss for the most recent year, as we incurred expenses relating to activities surrounding the Use Permit application .

During the year ended July 31, 2022, we used net cash of $Nil (2021 - $Nil) in investing activities for the Company

During the year ended July 31, 2022, the Company received cash from financing activities of $2,392,998 (2021 - $248,198) related to the private placement during the year ended July 31, 2022.

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

FOR THE YEAR ENDED JULY 31, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Directors of

Rise Gold Corp.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Rise Gold Corp. (the "Company") as of July 31, 2022 and 2021, and the related consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows for years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2022 and 2021, and the results of its operations and its cash flows for the years ended July 31, 2022 and 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company incurred a loss of $3,464,127 for the year ended July 31, 2022 and as of that date, had an accumulated deficit of $23,008,604. These events and conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity's internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Assessment of impairment indicators of mineral property

As described in Note 5 to the consolidated financial statements, the carrying amount of the Company's mineral property interests was $4,149,053 as at July 31, 2022. Management applies judgment to assess the mineral property for impairment indicators that could give rise to the requirement to conduct a formal impairment test. Internal and external factors such as (i) significant decrease in the market price of the asset, (ii) current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset, (iii) significant changes in expected capital and operating costs, and reclamation costs, (iv) significant adverse changes in the business climate or legal factors including changes in gold prices, and (v) current expectation that the asset will more likely than not be sold or disposed of significantly before the end of its estimated useful life, are evaluated by management in determining whether there are any indicators of impairment.

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

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures include, among others, evaluating management's assessment of indicators of impairment; and assessing whether there has been a significant decrease in the market price of the asset, significant changes in the expected capital costs, operating costs, reclamation costs, and current period cash flow or operating losses combined with a history of losses or forecasted continued losses associated with the use of the asset, by considering the current and past performance of the mineral property including other third-party information and evidence obtained in other areas of the audit, as applicable. The procedures performed also included (i) evaluating whether there were significant adverse changes in the business climate or legal factors including changes in gold prices by considering external market data and industry data; and (ii) assessing the completeness of external and internal factors that could be considered as indicators of impairment of the Company's mineral property, including consideration of evidence obtained in other areas of the audit.

We have served as the Company's auditor since 2013.

/s/ DAVIDSON & COMPANY LLP

Vancouver, Canada	Chartered Professional Accountants

October 25, 2022

RISE GOLD CORP.

(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

(Expressed in United States Dollars)

AS AT	July 31, 2022	July 31, 2021
ASSETS
Current
Cash	$471,918	$773,279
Receivables	85,357	44,113
Prepaid expenses (Note 4)	429,302	339,034
Total current assets	986,577	1,156,426

Non-current
Mineral property interests (Note 5)	4,149,053	4,149,053
Equipment (Note 6)	551,436	575,781
Total assets	$5,687,066	$5,881,260

LIABILITIES AND STOCKHOLDERS' EQUITY
Current
Accounts payable and accrued liabilities	$321,942	$165,892
Payable to related parties (Note 8)	28,018	34,010
Total current liabilities	349,960	199,902

Non-current
Loan payable (Note 9)	1,364,530	976,587
Derivative liability (Note 10)	373,910	441,766
Total liabilities	2,088,400	1,618,255

Stockholders' equity
Capital stock, $0.001 par value, 400,000,000 shares authorized;
32,787,798 (July 31, 2021 - 26,770,298) shares issued and outstanding (Note 11)	32,788	26,770
Additional paid-in capital (Note 11)	26,678,566	23,884,796
Cumulative translation adjustment	(104,084)	(104,084)
Deficit	(23,008,604)	(19,544,477)
Total stockholders' equity	3,598,666	4,263,005

Total liabilities and stockholders' equity	$5,687,066	$5,881,260

Nature and continuance of operations (Note 1)

Approved and authorized by the Board on October 25, 2022.

"Benjamin Mossman"	Director	"Murray Flanigan"	Director
Benjamin Mossman		Murray Flanigan

The accompanying notes are an integral part of these consolidated financial statements.

RISE GOLD CORP.

(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS

(Expressed in United States Dollars)

FOR THE YEAR ENDED JULY 31,	2022	2021

EXPENSES
Accretion expense (Note 9)	$114,907	$114,907
Consulting	527,320	454,176
Directors' fees	80,000	80,000
Filing and regulatory	32,374	55,601
Foreign exchange loss (gain)	45,754	(20,297)
General and administrative	333,888	399,940
Geological, mineral, and prospect costs (Note 5)	788,684	782,261
Interest expense (Note 9)	273,036	119,523
Professional fees	738,119	517,092
Promotion and shareholder communication	165,987	175,567
Salaries	135,000	145,545
Share-based payments (Note 11)	406,790	560,792
Loss before other items	(3,641,859)	(3,385,107)
Gain on fair value adjustment on derivative liability (Note 10)	67,856	1,776,341
Write-off on payable	30,739	-
Other income	79,137	4,888
Net loss and comprehensive loss for the year	(3,464,127)	(1,603,878)
Basic and diluted loss per common share	$(0.12)	$(0.06)
Weighted average number of common shares outstanding (basic and diluted)	29,803,778	26,721,896

The accompanying notes are an integral part of these consolidated financial statements.

RISE GOLD CORP.

(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF CASH FLOWS

(Expressed in United States Dollars)

FOR THE YEAR ENDED JULY 31,	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES
Loss for the year	$(3,464,127)	$(1,603,878)
Items not involving cash:
Interest expense	273,036	119,523
Depreciation	24,345	25,579
Share-based payment	406,790	560,792
Accretion expense	114,907	114,907
Gain on fair value adjustment on warrant derivatives	(67,856)	(1,776,341)
Non-cash working capital item changes:
Receivables	(41,244)	(24,070)
Prepaid expenses	(90,268)	24,612
Accounts payables and accrued liabilities	156,050	(249,400)
Payable to related parties	(5,992)	(45,469)
Net cash used in operating activities	(2,694,359)	(2,853,745)
CASH FLOWS FROM FINANCING ACTIVITIES
Private placement, net of issuance cost (Note 11)	2,392,998	248,198
Net cash provided by financing activities	2,392,998	248,198

Change in cash for the year	(301,361)	(2,605,547)
Cash, beginning of year	773,279	3,378,826
Cash, end of year	$471,918	$773,279

Supplemental disclosure with respect to cash flows (Note 13)

The accompanying notes are an integral part of these consolidated financial statements.

RISE GOLD CORP.

(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(Expressed in United States Dollars)

	Capital Stock		Additional Paid-in Capital	Cumulative Translation Adjustment

	Number	Amount			Deficit	Total

Balance as at July 31, 2020	26,436,965	$26,437	$23,076,139	$(104,084)	$(17,940,599)	$5,057,893
Shares issued for cash	333,333	333	247,865	-	-	248,198
Share-based compensation	-	-	560,792	-	-	560,792
Loss for the year	-	-	-	-	(1,603,878)	(1,603,878)
Balance as at July 31, 2021	26,770,298	$26,770	$23,884,796	$(104,084)	$(19,544,477)	$4,263,005
Shares issued for cash, net of issuance cost	6,017,500	6,018	2,386,980	-	-	2,392,998
Share-based compensation	-	-	406,790	-	-	406,790
Loss for the year	-	-	-	-	(3,464,127)	(3,464,127)
Balance as at July 31, 2022	32,787,798	$32,788	$26,678,566	$(104,084)	$(23,008,604)	$3,598,666

The accompanying notes are an integral part of these consolidated financial statements.

RISE GOLD CORP.

(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JULY 31, 2022
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

The Company is in the early stages of exploration and as is common with any exploration company, it raises financing for its acquisition activities. The accompanying consolidated financial statements have been prepared on the going concern basis, which presumes that the Company will continue operations for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of business. The Company has incurred a loss of $3,464,127 for the year ended July 31, 2022 and has accumulated a deficit of $23,008,604. The ability of the Company to continue as a going concern is dependent on the Company's ability to maintain continued support from its shareholders and creditors and to raise additional capital and implement its business plan. There is no assurance that the Company will be able to obtain adequate financing in the future or that such financing will be on terms advantageous to the Company. These events and conditions cast significant doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

At July 31, 2022, the Company had working capital of $636,617 (2021 - working capital of $956,524).

2. BASIS OF PREPARATION

Generally accepted accounting principles

These consolidated financial statements have been prepared in conformity with generally accepted accounting principles of the United States of America ("US GAAP") for financial information with the instructions to Form 10-K and Regulation S-K.

RISE GOLD CORP. (An Exploration Stage Company) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEAR ENDED JULY 31, 2022 (Expressed in United States Dollars)

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

RISE GOLD CORP. (An Exploration Stage Company) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEAR ENDED JULY 31, 2022 (Expressed in United States Dollars)

3. SIGNIFICANT ACCOUNTING POLICIES

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

RISE GOLD CORP. (An Exploration Stage Company) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEAR ENDED JULY 31, 2022 (Expressed in United States Dollars)

3. SIGNIFICANT ACCOUNTING POLICIES (continued)

Loss per share

Basic loss per common share is computed using the weighted average number of common shares outstanding during the year. To calculate diluted loss per share, the Company adjusts net income (loss) attributable to common shareholders and the weighted average number of common shares outstanding for the effects of all dilutive potential common shares such as stock options and warrants. As at July 31, 2022, 3,038,500 outstanding options and 12,337,007 outstanding warrants were excluded from the diluted calculation. In reporting periods when a loss is incurred, potential issuance of shares would be anti-dilutive and, therefore, basic and diluted loss per share are the same.

Financial instruments

The Company's financial instruments consist of cash, receivables, accounts payable and accrued liabilities, loan payable and payable to related parties. It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from its financial instruments. The fair values of these financial instruments approximate their carrying values unless otherwise noted.

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

Financial instruments, including payable to related parties, accounts payable and accrued liabilities are classified as other financial liabilities and are carried at cost, which management believes approximates fair value due to the short-term nature of these instruments.

RISE GOLD CORP. (An Exploration Stage Company) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEAR ENDED JULY 31, 2022 (Expressed in United States Dollars)

3. SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentration of credit risk

The financial instrument which potentially subjects the Company to concentration of credit risk is cash. The Company maintains cash in bank accounts that, at times, may exceed federally insured limits. As of July 31, 2022, and 2021, the Company has not exceeded the federally insured limit. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

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

4. PREPAID EXPENSES

	July 31, 2022	July 31, 2021
Insurance	$71,424	$74,862
Deposits	342,987	263,779
Other	14,891	393
	$429,302	$339,034

RISE GOLD CORP. (An Exploration Stage Company) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEAR ENDED JULY 31, 2022 (Expressed in United States Dollars)

5. MINERAL PROPERTY INTERESTS

The Company's mineral properties balance consists of:

Idaho-Maryland, California
Ending balance, July 31, 2022 and 2021	$4,149,053

Title to mineral properties

Title to mineral properties involves certain inherent risks due to the difficulties of determining the validity of certain mineral titles as well as the potential for problems arising from the frequently ambiguous conveying history characteristic of many mineral properties. As at July 31, 2022, the Company holds title to the Idaho-Maryland Gold Mine Property.

As of July 31, 2022, based on management's review of the carrying value of mineral rights, management determined that there is no evidence that the cost of these acquired mineral rights will not be fully recovered and accordingly, the Company determined that no adjustment to the carrying value of mineral rights was required. As of the date of these consolidated financial statements, the Company has not established any proven or probable reserves on its mineral properties and has incurred only acquisition and exploration costs.

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

RISE GOLD CORP. (An Exploration Stage Company) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEAR ENDED JULY 31, 2022 (Expressed in United States Dollars)

5. MINERAL PROPERTY INTERESTS (cont'd...)

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

As at July 31, 2022, the Company has incurred cumulative exploration expenditures of $7,958,346 on the Idaho-Maryland Gold Mine property as follows:

	Year ended July 31, 2022	Year ended July 31, 2021

Idaho-Maryland Gold Mine expenditures:
Opening balance	$7,169,662	$6,387,402

Consulting	549,468	520,690
Depreciation	24,345	25,579
Engineering	91,635	12,770
Exploration	(15,856)	124,987
Logistics	3,037	4,366
Rent	88,517	91,208
Supplies	23,433	2,474
Sampling	24,105	187
Total expenditures for the period	788,684	782,261

Closing balance	$7,958,346	$7,169,662

RISE GOLD CORP. (An Exploration Stage Company) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEAR ENDED JULY 31, 2022 (Expressed in United States Dollars)

6. EQUIPMENT

Cost	Drilling equipment
At July 31, 2020	$644,847
At July 31, 2021	$644,847
At July 31, 2022	$644,847

Accumulated depreciation
At July 31, 2020	$43,487
Depreciation	25,579
At July 31, 2021	$69,066
Depreciation	24,345
At July 31, 2022	$93,411

Total carrying value, July 31, 2021	$575,781
Total carrying value, July 31, 2022	$551,436

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

8. RELATED PARTY TRANSACTIONS

Key management personnel consist of the Chief Executive Officer, Chief Financial Officer, and the directors of the Company. The remuneration of the key management personnel is as follows:

a) Salaries of $135,000 (2021 - $135,000) were paid or accrued to the CEO of the Company.

b) Directors' fees of $80,000 (2021 - $80,000) to directors of the Company.

c) During the year ended July 31, 2022, the Company paid $141,822 (2021 - $141,304) in professional fees to a company controlled by a director of the Company.

d) Share-based compensation of $406,790 (2021 - $560,792) for options granted during the year ended July 31, 2022.

e) As at July 31, 2022, $28,018 (2021 - $34,010) was owed to related parties.

RISE GOLD CORP. (An Exploration Stage Company) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEAR ENDED JULY 31, 2022 (Expressed in United States Dollars)

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

Loan Payable
Balance, July 31, 2020	$742,157
Interest expense	119,523
Accretion expense	114,907
Balance, July 31, 2021	$976,587
Interest expense	273,036
Accretion expense	114,907
Balance, July 31, 2022	$1,364,530

10. DERIVATIVE LIABILITY

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

The following table shows a continuity of the Company's fair value of warrant derivative:

	Warrant derivative	Number of warrants accounted for as derivative liability
Balance, July 31, 2020	$2,218,107	11,159,919
Expiry	-	(5,679,836)
Fair value adjustment	(1,776,341)	-
Balance, July 31, 2021	$441,766	5,480,083
Expiry	-	(488,438)
Fair value adjustment	(67,856)	-
Balance, July 31, 2022	$373,910	4,991,645

During the year ended July 31, 2022, the Company recorded a gain on fair value adjustment on derivative liability of $67,856 (July 31, 2021 - gain of $1,776,341).

RISE GOLD CORP. (An Exploration Stage Company) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEAR ENDED JULY 31, 2022 (Expressed in United States Dollars)

10. DERIVATIVE LIABILITY (continued)

The following weighted average assumptions were used for the Black-Scholes pricing model valuation of warrants derivative as at July 31, 2022 and July 31, 2021:

	July 31, 2022	July 31, 2021

Risk-free interest rate	1.52%	1.52%
Expected life of warrants	1.93 to 2.05 years	0.08 to 1.14 years
Expected annualized volatility	89.49% to 90.89%	83.6% to 118.2%
Dividend	Nil	Nil
Forfeiture rate	0%	0%

11. CAPITAL STOCK AND ADDITIONAL PAID-IN CAPITAL

Private Placements

On January 31, 2022, the Company completed a non-brokered private placement for gross proceeds totalling $2,407,000 through the issuance of 6,017,500 units at a price of $0.40 per Unit, where each Unit consists of one share of common stock and one share purchase warrant. Each warrant entitles the holder to acquire one additional common share at an exercise price of $0.60 until January 28, 2024. Certain directors of the Company purchased an aggregate of 2,075,000 Units of this private placement for gross proceeds of $830,000. The Company has paid associated legal fees of $14,002 in connection with this financing.

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

Stock Options

On February 7, 2022, the Company granted a total of 805,000 stock options with a fair value of $406,790 to employees, officers, directors, and consultants of the Company, exercisable at a weighted average price of $0.65 (C$0.82) per share for a period of five years.

On September 22, 2020, the Company granted a total of 1,338,500 stock options to the Company's President and CEO, Benjamin Mossman. The stock options are exercisable at a price of $0.90 (C$1.20) per share until September 22, 2025. The Company recorded share-based compensation of $560,792 in connection with this grant.

Warrants

On June 14, 2022, the Company extend the expiry dates of 6,308,310 common share purchase warrants by two years and to include an accelerated expiry provision. Between July 3, 2019 and September 21, 2020 the Corporation issued a total of 6,308,310 warrants to purchase shares of common stock in the Corporation in connection with various private placement financings and debt financings. 3,970,923 of these Warrants were granted with an exercise price of CAD $1.00 per share ("CAD Priced Warrants") with expiry dates ranging from July 3, 2022 to September 9, 2022, and 2,348,583 of these warrants were granted with an exercise price of US$1.00 per share ("USD Priced Warrants") with expiry dates ranging from July 31, 2022 to September 21, 2022. All other terms and conditions of the Warrants remain unchanged.

RISE GOLD CORP. (An Exploration Stage Company) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEAR ENDED JULY 31, 2022 (Expressed in United States Dollars)

11. CAPITAL STOCK AND ADDITIONAL PAID-IN CAPITAL (continued)

The following incentive stock options were outstanding and exercisable as at July 31, 2022:

Number of Options	Weighted Average Exercise Price (C$)	Expiry Date

75,000	0.50	March 17, 2023
350,000	1.20	April 19, 2023
180,000	1.00	November 30, 2023
290,000	0.70	August 21, 2024
1,338,500	1.20	September 22, 2025
805,000	0.82	February 7, 2027
3,038,500	1.02

Stock option transactions are summarized as follows:

	Number of Options	Weighted Average Exercise Price (C$)
Balance outstanding and exercisable, July 31, 2020	1,005,000	1.00
Options granted	1,338,500	1.20
Options expired	(110,000)	1.50
Balance outstanding and exercisable, July 31, 2021	2,233,500	1.09
Options granted	805,000	0.82
Balance outstanding and exercisable, July 31, 2022	3,038,500	1.02

As at July 31, 2022, the aggregate intrinsic value of the Company's stock options is $Nil (July 31, 2021 - $1,313).

The following weighted average assumptions were used for the Black-Scholes pricing model valuation of stock options issued during the year ended July 31:

	2022	2021

Risk-free interest rate	1.38%	1.52%
Expected life of stock options	5 years	5 years
Expected annualized volatility	114.02%	119.09%
Dividend	Nil	Nil
Forfeiture rate	0%	0%

RISE GOLD CORP. (An Exploration Stage Company) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEAR ENDED JULY 31, 2022 (Expressed in United States Dollars)

11. CAPITAL STOCK AND ADDITIONAL PAID-IN CAPITAL (continued)

Warrants

The following warrants were outstanding as at July 31, 2022:

Number of Warrants	Exercise Price (C$)	Expiry Date

518,406	1.00	July 3, 2024
2,291,321	1.00	August 19, 2024
11,196	1.00	August 19, 2022
1,150,000	1.00	September 9, 2024
2,181,917	1.36	July 31, 2024
166,666	1.36	September 21, 2024
6,017,500	0.76	January 28, 2024
12,337,006	0.95

Subsequent to the year ended July 31, 2022, 11,196 of the Company's warrants expired unexercised.

Warrant transactions are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price (C$)
Balance, July 31, 2020	12,471,999	1.27
Warrants issued	166,666	1.36
Warrants expired	(5,787,286)	(1.30)
Balance, July 31, 2021	6,851,379	1.14
Warrants issued	6,017,500	0.76
Warrants expired	(531,873)	(1.21)
Balance, July 31, 2022	12,337,006	$0.95

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

RISE GOLD CORP. (An Exploration Stage Company) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEAR ENDED JULY 31, 2022 (Expressed in United States Dollars)

12. INCOME TAXES

A reconciliation of income taxes (recovery) at statutory rates with the reported taxes is as follows:

	2022	2021

Loss before income taxes	$(3,464,127)	$(1,603,878)

Expected income tax (recovery) at statutory tax rates	$(887,000)	$(429,000)
Change in statutory, foreign tax, foreign exchange rates and other	1,068,000	1,094,000
Permanent differences	101,000	150,000
Change in unrecognized deductible temporary difference	(282,000)	(815,000)

Income tax recovery	$-	$-

Significant components of deferred tax assets (liabilities) that have not been included on the Company's consolidated balance sheet are as follows:

	2022	2021

Deferred tax assets (liabilities):
Mineral property interest	$28,000	$27,000
Non-capital losses available for future period	1,630,000	1,091,000
	1,658,000	1,118,000
Unrecognized deferred tax assets	(1,658,000)	(1,118,000)
Net deferred tax assets	$-	$-

The Company has approximately $6,100,000 (2021 - $4,085,000) in net operating losses which may be carried forward and applied against taxable income in future years.

The significant components of the Company's temporary differences, unused tax credits and unused tax losses that have not been included on the consolidated statement of financial position are as follows:

	2022	Expiry Date Range	2021	Expiry Date Range
Temporary Differences
Exploration and evaluation assets	$184,000	No expiry date	$181,000	No expiry date
Equipment	81,000	No expiry date	83,000	No expiry date
Non-capital losses available for future period	6,100,000	2027 to Indefinite	4,085,000	2027 to Indefinite
USA	$6,365,000	2027 to Indefinite	$4,349,000	2027 to Indefinite

Tax attributes are subject to review and potential adjustments by tax authorities.

RISE GOLD CORP. (An Exploration Stage Company) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEAR ENDED JULY 31, 2022 (Expressed in United States Dollars)

13. SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

During the years ended July 31, 2022 and 2021, the Company had the following non-cash financing and investing activities:

For the year ended July 31, 2022:

a) The Company accrued $273,036 of interest expense as part of the outstanding balance of loan payable.

For the year ended July 31, 2021:

b) The Company accrued $119,523 of interest expense as part of the outstanding balance of loan payable.

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

As of the end of the period covered by this Report, our management carried out an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, management concluded that our disclosure controls and procedures were not effective as of July 31, 2022 because of a material weakness in internal control over financial reporting that existed as of that date, as more fully described below.

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

We carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of its internal control over financial reporting as of July 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated 2013 Framework. Management concluded that our company's internal control over financial reporting was not effective as of July 31, 2022 because a material weakness in internal control over financial reporting existed as of that date as a result of a lack of segregation of incompatible duties due to insufficient personnel. A material weakness is a deficiency or a combination of control deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Control over Financial Reporting

There were no changes in our company's internal control over financial reporting during the period ended July 31, 2022 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The names, ages and titles of the members of our Board of Directors and our executive officers are as follows:

Name	Age	Position
Benjamin W. Mossman	45	Chief Executive Officer, President, Director
Vince W. Boon	41	Chief Financial Officer, Treasurer
Murray G. Flanigan	56	Director
John G. Proust	63	Director
Thomas I. Vehrs	75	Director
Lawrence W. Lepard	65	Director

Directors serve as such until our next annual stockholder meeting, or until their successors are elected and qualified. Officers hold their positions at the will of the Board of Directors. As of July 31, 2022, there were no arrangements, agreements or understandings between non-management security holders and management under which non-management security holders may directly or indirectly participate in or influence the management of our company's affairs other than as disclosed in this Report.

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

Vince W. Boon, Chief Financial Officer, Treasurer

Vince W. Boon was appointed as our Chief Financial Officer on May 1, 2018 and Treasurer on May 16, 2018. Mr. Boon is a Chartered Professional Accountant with over ten years of professional accounting experience with private and public companies focusing on financial reporting, regulatory compliance, internal control and corporate finance activities. Mr. Boon's experience includes financial reporting for both Canadian and U.S. listed companies with international subsidiaries, strategic planning, tax planning, corporate governance, equity financings and due diligence for acquisitions. Mr. Boon is currently the CFO of Japan Gold Corp., the CFO of Southern Arc Minerals Inc., and the CFO and director of Lincoln Ventures Ltd. Mr. Boon holds a Bachelor of Science degree from the University of British Columbia and is a Chartered Professional Accountant, CPA, CA.

John G. Proust, Director

John G. Proust was appointed to our Board of Directors on April 18, 2018. Mr. Proust has founded and managed a number of resource companies over the past 30 years. Mr. Proust has served on several boards and held senior operating positions and has directed and advised public and private companies regarding debt and equity financing, mergers and acquisitions and corporate restructuring since 1986. Mr. Proust is currently Chairman and CEO of Southern Arc Minerals Inc., Chairman and CEO of Japan Gold Corp; and the President and director of Lincoln Ventures Ltd. Mr. Proust has extensive experience in corporate governance, is a graduate of The Directors College, Michael G. De Groote School of Business at McMaster University and holds the designation of Chartered Director.

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

Murray G. Flanigan, Director

Murray G. Flanigan was elected to our Board of Directors on June 27, 2019. Mr. Flanigan is a management consultant providing financial advisory services to a number of public and private oil and gas and technology companies in North America and abroad. Mr. Flanigan is a Chartered Professional Accountant and a Chartered Financial Analyst with expertise in corporate finance, mergers and acquisitions, international taxation, risk management, banking, treasury, corporate restructuring and accounting, and has served as Chief Financial Officer for various public and private companies. Mr. Flanigan was formerly a Managing Principal and the CFO of Kepis & Pobe Financial Group Inc., where he served for over ten years and was responsible for all aspects of the company's accounting, financing, treasury, tax, and legal affairs including overseeing the company's corporate development activities. Mr. Flanigan is also the Chief Financial Officer of African Energy Metals Inc., a publicly traded mining and exploration company prospecting and developing gold projects in Africa. Prior to founding his own consulting company, Mr. Flanigan served as Senior Vice President, Corporate Development and CFO of Qwest Investment Management Corp., where he was responsible for regulatory reporting and corporate filings for over 15 private and publicly listed companies and limited partnerships in Qwest's portfolio, as well as arranging and closing numerous equity and debt financings. Mr. Flanigan also served as VP Corporate Development for Adelphia Communications Corporation, overseeing the company's financial restructuring and ultimate sale to Time Warner Inc. and Comcast Corporation for approximately US$18 billion.

Lawrence W. Lepard, Director

Lawrence W. Lepard was appointed to our Board of Directors on August 22, 2019. Mr. Lepard is a Managing Partner and Founder of Equity Management Associates, LLC, an investment partnership which has focused on investing in precious metals since 2008. Prior to EMA, Mr. Lepard spent 25 years as a professional investor and venture capitalist. From 1991 to 2004 he was one of two Managing Partners at Geocapital Partners in New Jersey which managed six venture capital partnerships, the last of which was $250 million. Geocapital was very active in technology, software and computer investing and invested heavily in the internet starting in 1993. Geocapital was the lead investor in Netcom, Inc., the first internet service provider to complete an IPO in 1996. Prior to Geocapital Mr. Lepard spent 7 years as a General Partner at Summit Partners in Boston, MA. Summit is a large venture capital and private equity firm. He was employee number 4, joining 1 year after Summit was launched. Mr. Lepard is currently an independent director for Amarillo Gold Corp. Mr. Lepard holds an MBA with Academic Distinction from Harvard Business School and a BA in Economics from Colgate University.

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

Benjamin W. Mossman was a director and officer of Banks Island Gold Ltd. ("Banks"), a company formerly listed on the TSX Venture Exchange that traded under the symbol "BOZ", during the time it assigned itself into bankruptcy on January 7, 2016. Banks appointed D. Manning & Associates as trustee in the bankruptcy proceedings. Subsequent to the bankruptcy, FTI Consulting of Vancouver, BC, was appointed as receiver by a major secured creditor. The trustee subsequently applied to be discharged from its role as trustee, which was granted on April 4, 2018. To the best of Mr. Mossman's knowledge, the secured creditor has taken possession of the property as of this date. To date, Banks remains undischarged from the bankruptcy proceedings.

Mr. Mossman, Banks, and two other former employees of Banks, were subject to summary conviction proceedings commenced in August 2016 for alleged violations of the British Columbia provincial Environmental Management Act (the "EMA"), the Provincial Water Act, and the federal Fisheries Act. The charges are related to the active mining operations conducted by Banks at and on Banks Island, BC during the period from 2014 to 2016. The court found Mr. Mossman not guilty and acquitted him of all, but two, charges under the EMA and Fisheries Act. For those two minor offences, the court imposed a $15,000 global fine against Mr. Mossman. All charges were dropped against one former employee and against Banks, and the court dismissed all charges against the other former employee for whom charges were not dropped.

Subsequent to the decision, the Crown filed an appeal regarding certain of the original determinations as they relate to Mr. Mossman. The summary conviction appeal was heard by the BC Supreme Court in May 2019. Mr. Mossman and the remaining employee cross-appealed the two convictions held against them. In February 2020, the court issued its decision and ordered a new trial in the matter for Mr. Mossman and the former employee. The two convictions and Mr. Mossman's $15,000 fine relating to the incident were also set aside by the court. Counsel for Mr. Mossman sought leave to appeal the BC Supreme Court decision to the BC Court of Appeal, which was dismissed as part of the order for a new trial. The Supreme Court of Canada recently dismissed Mr. Mossman's application to appeal the order for a new trial. The new trial commenced in 2022 and is currently forecasted to be completed sometime in 2023.

In a second trial, the Crown charged Mr. Mossman with obstruction of justice related to the investigation of the underlying charges laid under the EMA and the other provincial and federal environmental regulations. The court acquitted him of that charge on March 6, 2019. No appeal of the acquittal was filed by the Crown.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires a company's directors and officers, and persons who own more than 10% of any class of a company's equity securities which are registered under Section 12 of the Exchange Act, to file with the SEC initial statements of beneficial ownership on Form 3, reports of changes in ownership on Form 4, and annual reports on Form 5 concerning their ownership of and transactions concerning our common stock and other equity securities. Such officers, directors and 10% stockholders are also required to furnish the company with copies of all Section 16(a) reports they file. Based solely on our review of the copies of such forms received by the company, or written representations from the reporting persons as of the date of this Report, management believes that all Section 16(a) filing requirements applicable to directors, officers and 10% stockholders with respect to the fiscal year ended July 31, 2022 have been fulfilled with the following exceptions:

During the fiscal year ended July 31, 2022, John Proust filed one report late with respect to one transaction not reported on a timely basis.

Audit Committee Financial Expert

Murray G. Flanigan is an "audit committee financial expert" within the meaning of Item 401(h)(1) of Regulation S-K. In general, an "audit committee financial expert" is an individual member of the audit committee who (a) understands generally accepted accounting principles and financial statements, (b) is able to assess the general application of such principles in connection with the accounting for estimates, reserves and accruals, (c) has experience preparing, auditing, analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by our company's financial statements, (d) understands internal controls over financial reporting, and (e) understands audit committee functions. We have determined that Mr. Flanigan is an independent director as defined in Nasdaq Listing Rule 5605(a)(2).

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

Item 11. Executive Compensation.

The following table sets forth information with respect to the compensation awarded or paid to Benjamin W. Mossman, our Chief Executive Officer, President and a director and Vince Boon, our Chief Financial Officer and Treasurer (the "Named Executive Officers"), for all services rendered in all capacities to our company during the past two fiscal years. As of July 31, 2022, we did not have any other executive officers or former executive officers who had received total compensation in excess of US$100,000 during the fiscal year ended July 31, 2022. Pursuant to Item 402(m)(4) of Regulation S-K, we have omitted certain columns from the table since there was no compensation awarded to, earned by or paid to the Named Executive Officer that was required to be reported in such columns in either year.

Summary Compensation Table
Name and Principal Position	Year Ended July 31	Salary ($)	Stock Awards ($)	Option Awards ($) (1)(2)	Total ($)
Benjamin W. Mossman, Chief Executive Officer	2022	135,000	-	195,000	330,000
	2021	135,000	-	560,792	695,792
Vince W. Boon, Chief Financial Officer	2022	47,274	-	26,000	73,274
	2021	47,103	-	-	47,103

(1) See Note 11 of the notes to our audited financial statements included in this Report for a description of the assumptions made in the valuation of option awards.

(2) Represents share-based payments related to options vesting during the years presented.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information relating to the options held by the Named Executive Officers as of July 31, 2022:

Outstanding Equity Awards at Fiscal Year-End
Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares That Have Not Vested (#)	Market Value of Shares That Have Not Vested ($)
Benjamin W. Mossman	1,338,500 (1)	$0.90	September 22, 2025	Nil	Nil
	300,000	$0.65	February 7, 2027
Vince W. Boon	30,000	C$1.20	April 18, 2023	Nil	Nil
	10,000	C$0.70	August 21, 2024
	40,000	$0.65	February 7, 2027

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

The following table sets out compensation for the year ended July 31, 2022 of those individuals who served as directors during that year but did not qualify as Named Executive Officers.

Name	Fees Earned or Paid in Cash	Option Awards	Total
Murray G. Flanigan	$20,000(1)	$65,000	$85,000
Thomas I. Vehrs	$20,000 (1)	$65,000	$85,000
John G. Proust	$161,822(2)	$65,000	$226,822
Lawrence W. Lepard	$20,000(1)	$65,000	$85,000

(1) Represents directors' fees

(2) Includes fees totaling $141,822 paid to a management services company owned by John Proust

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the beneficial ownership of our common stock as of October 25, 2022 by (a) each person who serves as a director and/or is identified as a "Named Executive Officer" of Rise in Item 11, "Executive Compensation," above, and by all of our current directors and executive officers as a group, and (b) each person known by us to beneficially own more than 5.0% of any class of our voting securities.

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

For the purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named below, any shares that such person or group of persons has the right to acquire within 60 days of October 25, 2022 is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class(1)
Named Executive Officer and Directors

Benjamin W. Mossman	1,997,043 (2)	5.8%

Vince W. Boon	80,000 (3)	*

Murray G. Flanigan	240,000 (4)	*

John G. Proust	2,159,077 (5)	6.4%

Thomas I. Vehrs	185,000 (6)	*

Lawrence W. Lepard	5,823,031(7)	16.7%

Executive Officers and Directors as a Group (6 persons)	10,484,151 (2)(3)(4)(5)(6)(7)(8)	27.4%

5% Owners

EMA GARP FUND, LP 211 Grove Street Wellesley, Massachusetts 02482	3,179,656 (8)	9.4%

Yamana Gold Inc. Royal Bank Plaza, North Tower 200 Bay Street, Suite 2200 Toronto, Ontario M5J 2J3	2,754,972 (9)	8.4%

(1) Based on 32,787,798 shares of common stock issued and outstanding as of October 25, 2022.

(2) Benjamin W. Mossman, our Chief Executive Officer, President and a director, holds 252,829 shares of common stock, 105,714 warrants, 35,714 of which are exercisable into common stock at a price of C$1.00 per share until July 3, 2024, 20,000 of which are exercisable into common stock at a price of $1.00 per share until July 31, 2024, and 50,000 of which are exercisable into common stock at a price of $0.60 per share until January 28, 2024 and 1,638,500 stock options, 1,338,500 of which are exercisable into common stock at a price of $0.90 per share until September 22, 2025 and 300,000 of which are exercisable into common stock at a price of $0.65 per share until February 7, 2027.

(3) Vince W. Boon, our Chief Financial Officer and Treasurer, holds 80,000 stock options, 30,000 of which are exercisable into common stock at a price of C$1.20 per share until April 19, 2023 and 10,000 of which are exercisable into common stock at a price of C$0.70 per share until August 21, 2024, and 40,000 of which are exercisable into common stock at a price of $0.65 per share until February 7, 2027.

(4) Murray G. Flanigan, a director, indirectly beneficially owns 50,000 shares of common stock and 50,000 warrants, each of which are exercisable into common stock at a price of $0.60 per share until January 28, 2024. Mr. Flanigan also holds 140,000 stock options, 40,000 of which are exercisable into common stock at a price of C$0.70 per share until August 21, 2024 and 100,000 of which are exercisable into common stock at a price of $0.65 per share until February 7, 2027.

(5) John G. Proust, a director, directly and indirectly beneficially owns 73,162 shares of common stock. Mr. Proust indirectly beneficially owns 700,000 warrants exercisable into common stock at a price of $0.60 per share until January 28,2024 and holds 445,000 stock options, 120,000 of which are exercisable into common stock at a price of C$1.20 per share until April 19, 2023, 150,000 of which are exercisable into common stock at a price of C$1.00 per share until November 29, 2023, 75,000 of which are exercisable into common stock at a price of C$0.70 per share until August 21, 2024 and 100,000 of which are exercisable into common stock at a price of $0.65 per share until February 7, 2027.

(6) Thomas I. Vehrs, a director, holds 185,000 stock options, 25,000 of which are exercisable into common stock at a price of C$1.20 per share until April 19, 2023, 20,000 of which are exercisable into common stock at a price of C$1.00 per share until November 29, 2023, 40,000 of which are exercisable into common stock at a price of C$0.70 per share until August 21, 2024, and 100,000 of which are exercisable into common stock at a price of $0.65 per share until February 7, 2027.

(7) Lawrence W. Lepard, a director, holds 741,875 shares of common stock and indirectly beneficially owns an additional 135,000 shares of common stock through his children and 716,500 shares of common stock held by Sea View Investments, LLC. Mr. Lepard also holds 200,000 stock options, 100,000 of which are exercisable into common stock at a price of C$0.70 per share until August 21, 2024 and 100,000 of which are exercisable into common stock at a price of $0.65 per share until February 7, 2027, and 350,000 warrants, 200,000 of which are exercisable into common stock at a price of C$1.00 per share until August 19, 2024 and 150,000 of which are exercisable into common stock at a price of $0.60 per share until January 28, 2024. Mr. Lepard is deemed to indirectly beneficially own 500,000 warrants held by Sea View Investments, LLC which are exercisable into common stock at a price of $0.60 per share until January 28, 2024. Mr. Lepard is the sole member and manager of EMA GARP GP, LLC, which is the general partner of EMA GARP FUND, LP, and as such is deemed to indirectly beneficially own the securities that ar beneficially owned by EMA GARP FUND, LP. See note (8).

(8) EMA GARP FUND, LP holds 2,154,656 shares of common stock and 1,025,000 warrants, 50,000 of which are exercisable into common stock at a price of C$1.00 per share until July 3, 2024, 250,000 of which are exercisable into common stock at a price of C$1.00 per share until August 19, 2024, 100,000 of which are exercisable into common stock at a price of $1.00 per share until July 31, 2024 and 625,000 of which are exercisable into common stock at a price of $0.60 per share until January 28, 2024. EMA GARP GP, LLC is the general partner of the EMA GARP FUND, LP. Lawrence Lepard, one of our directors, is the sole member and manager of EMA GARP GP, LLC. See note (7).

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

Securities Authorized for Issuance Under Equity Compensation Plans

On March 23, 2016, the Board of Directors approved the adoption of an incentive stock option plan that provides for the granting of options representing up to 10% of our common stock to its directors, officers, employees and consultants (the "Plan"). As of July 31, 2022, options to purchase 3,038,500 shares at prices of between C$0.50 and C$1.20 per share and at prices of between $0.65 and $0.90 per share, are outstanding to 15 persons under the Plan.

We do not have any other compensation plans under which our equity securities are authorized for issuance.

Equity Compensation Plan Information

As of July 31, 2022

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by shareholders	3,038,500	C$1.02	240,279
Equity compensation plans not approved by shareholders	-	-	-
Total	3,038,500	C$1.02	240,279

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

On April 17, 2018, we entered into a consulting agreement with J. Proust & Associates Inc. ("JPA"), a management services company owned by one of our directors, John Proust. JPA agreed to provide the Company with such business advisory, finance, accounting and corporate administrative services as may be requested by the Company, including a Chief Financial Officer, a Controller and Corporate Secretary, plus use of a fully furnished office, for a monthly fee of C$7,100, or C$85,200 on an annualized basis. The agreement provides that the Company may grant stock options to JPA or its employees, as determined by the Board of Directors from time to time. The agreement had a one-year term that commenced on April 17, 2018. On December 13, 2018, the parties amended the agreement to increase the compensation to C$15,000 per month, or C$180,000 on an annualized basis, and to revise the term of the agreement, with a new one-year term commencing on January 1, 2019 that continues thereafter on a month-to-month basis, unless the agreement is terminated by the parties in accordance with its terms. During the year ended July 31, 2022, the Company paid $141,822 to JPA under this agreement.

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

Item 14. Principal Accountant Fees and Services.

The following table shows the fees billed by our company's auditor, Davidson & Company LLP Chartered Accountants, for the fiscal years ended July 31, 2022 and 2021, and a summary of the services provided under each category follows the table:

	July 31, 2022 (C$)	July 31, 2021 (C$)
Audit Fees	42,006	44,031
Audit-Related Fees	32,390	33,403
Tax Fees	-	-
All Other Fees	-	-

Audit Fees consist of fees billed for professional services rendered for the audit of the consolidated financial statements and review of the quarterly interim consolidated financial statements.

Audit-Related fees consist of the review of SEC comment letters and management responses.

Tax Fees consist of tax compliance fees and other tax planning advisory services.

All Other Fees: There were no fees billed by Davidson & Company for professional services rendered for other compliance purposes for the years ended July 31, 2022 and 2021.

Our Board of Directors has established pre-approval policies and procedures, pursuant to which the Board approved the foregoing audit and audit-related services provided by Davidson & Company in fiscal years 2022 and 2021 consistent with the Board's responsibility for engaging our company's independent auditors.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) The following financial statements are being filed as part of this Report:

Consolidated Financial Statements of Rise Gold Corp.

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of July 31, 2022 and 2021
Consolidated Statement of Operations and Comprehensive Loss for the years ended July 31, 2022 and 2021
Consolidated Statement of Cash Flows for the years ended July 31, 2022 and 2021
Consolidated Statement of Stockholders' Equity (Deficit) for the years ended July 31, 2022 and 2021
Notes to the Consolidated Financial Statements

(b) The following exhibits are being filed as part of this Report:

Number	Exhibit Description

3.1	Articles of Incorporation, as amended through March 29, 2017 (1)

3.2	Certificate of Change made effective December 16, 2019 (2)

3.3	Certificate of Amendment dated September 18, 2020 (2)

3.4	Bylaws (3)

4.1	Description of Capital Stock (4)

10.1	Incentive Stock Option Plan dated March 23, 2016 (1)

10.2	Employment Agreement with Benjamin Mossman dated as of April 19, 2017 (1)

10.3	April 16, 2018 Amendment to the Employment Agreement with Benjamin Mossman dated as of April 19, 2017 (5)

10.4	Form of Subscription Agreement with Meridian Jerritt Canyon Corp., a wholly-owned subsidiary of Yamana Gold Inc., dated October 16, 2018 (6)

10.5	Consulting Agreement with J. Proust & Associates Inc., as amended, dated December 13, 2018 (7)

Number	Exhibit Description

10.6	Loan Agreement between Rise Grass Valley Inc. and Eridanus Capital, LLC dated August 30, 2019 (8)

10.7	Collateral Agreement in favor of Eridanus Capital, LLC, dated August 30, 2019 (8)

10.8	Deed of Trust in favor of Jeremy A. M. Evans, as trustee, for the benefit of Eridanus Capital, LLC dated August 30, 2019 (8)

14.1	Code of Ethics (9)

21.1	Subsidiaries of the registrant (1)

23.1	Consent of Davidson & Company

31.1	Certificate of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Item 16. Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  October 31, 2022

RISE GOLD CORP.

/s/ Benjamin Mossman

Benjamin Mossman

Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Benjamin Mossman

Benjamin Mossman

Chief Executive Officer and Director

(Principal Executive Officer)

October 31, 2022

/s/ Vince Boon

Vincent Boon

Chief Financial Officer, Treasurer

(Principal Financial and Accounting Officer)

October 31, 2022

/s/ Murray Flanigan

Murray Flanigan

Director

October 31, 2022

/s/ John Proust

John Proust

Director

October 31, 2022

/s/ Thomas Vehrs

Dr. Thomas Vehrs

Director

October 31, 2022

/s/ Lawrence Lepard

Lawrence Lepard

Director

October 31, 2022