Form 10-Q
period 2022-10-31
Rise Gold Corp.
filed 2022-12-15
CIK 1424864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2022

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

As of December 8, 2022, the registrant had 32,787,798 shares of common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

The condensed consolidated interim financial statements of Rise Gold Corp. ("we", "us", "our", the "Company", or the "registrant"), a Nevada corporation, included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission. Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, the condensed consolidated interim financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company in the Company's Form 10-K for the fiscal year ended July 31, 2022.

1

RISE GOLD CORP.

(AN EXPLORATION STAGE COMPANY)

CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

PERIOD ENDED OCTOBER 31, 2022

2

RISE GOLD CORP.

(An Exploration Stage Company)

CONDENSED CONSOLIDATED INTERIM BALANCE SHEET

(Expressed in United States Dollars)

(Unaudited)

AS AT
	October 31, 2022	July 31, 2022
ASSETS
Current
Cash	$166,805	$471,918
Receivables	72,929	85,357
Prepaid expenses (Note 3)	366,599	429,302
Total current assets	606,333	986,577

Non-current
Mineral property interests (Note 4)	4,149,053	4,149,053
Equipment (Note 5)	545,783	551,436
Total assets	$5,301,169	$5,687,066

LIABILITIES AND STOCKHOLDERS' EQUITY
Current
Accounts payable and accrued liabilities	$488,106	$321,942
Payable to related parties (Note 7)	51,701	28,018
Total current liabilities	539,807	349,960

Non-current
Loan payable (Note 8)	1,491,308	1,364,530
Derivative liability (Note 9)	355,926	373,910
Total liabilities	2,387,041	2,088,400

Stockholders' equity
Capital stock, $0.001 par value, 400,000,000 shares authorized;
32,787,798 shares issued and outstanding (Note 10)	32,788	32,788
Additional paid-in capital (Note 10)	26,678,566	26,678,566
Cumulative translation adjustment	(104,084)	(104,084)
Deficit	(23,693,142)	(23,008,604)
Total stockholders' equity	2,914,128	3,598,666

Total liabilities and stockholders' equity	$5,301,169	$5,687,066

Nature and continuance of operations (Note 1)

Contingency (Note 6)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

RISE GOLD CORP.

(An Exploration Stage Company)

CONDENSED CONSOLIDATED INTERIM STATEMENT OF LOSS AND COMPREHENSIVE LOSS

(Expressed in United States Dollars)

(Unaudited)

FOR THE THREE MONTHS ENDED OCTOBER 31,	2022	2021

EXPENSES
Accretion expense (Note 8)	$28,963	$28,963
Consulting	105,570	129,513
Directors' fees	20,000	20,000
Filing and regulatory	8,550	6,530
Foreign exchange loss	40,958	6,900
General and administrative	80,883	106,723
Geological, mineral, and prospect costs (Note 4)	123,989	54,524
Interest expense (Note 8)	97,815	32,123
Professional fees	154,096	123,700
Promotion and shareholder communication	7,948	7,363
Salaries	33,750	33,750
Loss	$(702,522)	$(550,089)
Gain on fair value adjustment on derivative liability (Note 9)	17,984	337,093
Other income	-	696
Net loss and comprehensive loss for the period	$(684,538)	$(212,300)
Basic and diluted loss per common share	$(0.02)	$(0.01)
Weighted average number of common shares outstanding (basic and diluted)	32,787,798	26,770,298

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

RISE GOLD CORP.

(An Exploration Stage Company)

CONDENSED CONSOLIDATED INTERIM STATEMENT OF CASH FLOWS

(Expressed in United States Dollars)

(Unaudited)

FOR THE THREE MONTHS ENDED OCTOBER 31,	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES
Loss for the period	$(684,538)	$(212,300)
Items not involving cash
Depreciation	5,653	6,230
Interest expense	97,815	32,123
Accretion expense	28,963	28,963
Gain on fair value adjustment on derivative liability	(17,984)	(337,093)
Non-cash working capital item changes:
Receivables	12,428	(3,132)
Prepaid expenses	62,703	19,970
Accounts payable and accrued liabilities	166,164	89,060
Related party payables	23,683	-
Net cash used in operating activities	(305,113)	(376,179)

Change in cash for the period	(305,113)	(376,179)
Cash, beginning of period	471,918	773,279
Cash, end of period	$166,805	$397,100

Supplemental disclosure with respect to cash flows (Note 11)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

RISE GOLD CORP.

(An Exploration Stage Company)

CONDENSED CONSOLIDATED INTERIM STATEMENT OF STOCKHOLDERS' EQUITY

(Expressed in United States Dollars)

(Unaudited)

	Capital Stock		Additional Paid- in Capital	Cumulative Translation Adjustment

	Number	Amount			Deficit	Total

Balance as at July 31, 2021	26,770,298	$26,770	$23,884,796	$(104,084)	$(19,544,477)	$4,263,005
Loss for the period	-	-	-	-	(212,300)	(212,300)
Balance as at October 31, 2021	26,770,298	$26,770	$23,884,796	$(104,084)	$(19,756,777)	$4,050,705

Balance as at July 31, 2022	32,787,798	$32,788	$26,678,566	$(104,084)	$(23,008,604)	$3,598,666
Loss for the period	-	-	-	-	(684,538)	(684,538)
Balance as at October 31, 2022	32,787,798	$32,788	$26,678,566	$(104,084)	$(23,693,142)	$2,914,128

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

RISE GOLD CORP.

(An Exploration Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE-MONTH PERIOD ENDED OCTOBER 31, 2022

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

The Company is in the early stages of exploration and, as is common with any exploration company, it raises financing for its acquisition activities. The accompanying condensed consolidated interim financial statements have been prepared on the going concern basis, which presumes that the Company will continue operations for the foreseeable future and will be able to realize assets and discharge liabilities in the normal course of business. The Company has incurred a loss of $684,538 for the three-month period ended October 31, 2022 and has accumulated a deficit of $23,693,142. The ability of the Company to continue as a going concern is dependent on the Company's ability to maintain continued support from its shareholders and creditors and to raise additional capital and implement its business plan. There is no assurance that the Company will be able to obtain adequate financing in the future or that such financing will be on terms advantageous to the Company. These events and conditions cast significant doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

At October 31, 2022, the Company had working capital of $66,526 (July 31, 2022 - $636,617).

2. BASIS OF PREPARATION

Generally Accepted Accounting Principles

These unaudited condensed consolidated interim financial statements have been prepared in conformity with generally accepted accounting principles of the United States of America ("US GAAP") and the rules and regulations of the Securities and Exchange Commission ("SEC") for financial information with the instructions to Form 10-Q and Regulation S-K. Results are not necessarily indicative of results which may be achieved in the future. The unaudited condensed consolidated interim financial statements should be read in conjunction with the Company's Annual Report on Form 10-K, which contains the audited financial statements and notes thereto, together with Management's Discussion and Analysis, for the year ended July 31, 2022. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such SEC rules and regulations. The operating results for the three months ended October 31, 2022 are not necessarily indicative of the results that may be expected for the year ended July 31, 2023.

RISE GOLD CORP. (An Exploration Stage Company) NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE-MONTH PERIOD ENDED OCTOBER 31, 2022 (Expressed in United States Dollars) (Unaudited)

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

3. PREPAID EXPENSES

	October 31, 2022	July 31, 2022
Insurance	$47,557	$71,424
Deposits	286,263	342,987
Other	32,779	14,891
	$366,599	$429,302

RISE GOLD CORP. (An Exploration Stage Company) NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE-MONTH PERIOD ENDED OCTOBER 31, 2022 (Expressed in United States Dollars) (Unaudited)

4. MINERAL PROPERTY INTERESTS

The Company's mineral properties balance consists of:

Idaho-Maryland, California

July 31, 2022 and October 31, 2022	$4,149,053

Title to mineral properties

Title to mineral properties involves certain inherent risks due to the difficulties of determining the validity of certain mineral titles. Additionally, the potential for problems arising from the frequently ambiguous conveying history characteristic of many mineral properties also exist. The Company received a title opinion on the mineral rights of the Idaho-Maryland Mine property which concludes that ownership belongs to Rise Grass Valley Inc. As at October 31, 2022, the Company holds title to the Idaho-Maryland Gold Mine Property.

As of October 31, 2022, based on management's review of the carrying value of mineral rights, management determined that there is no evidence that the cost of these acquired mineral rights will not be fully recovered and accordingly, the Company determined that no adjustment to the carrying value of mineral rights was required. As of the date of these consolidated financial statements, the Company has not established any proven or probable reserves on its mineral properties and has incurred only acquisition and exploration costs.

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

RISE GOLD CORP. (An Exploration Stage Company) NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE-MONTH PERIOD ENDED OCTOBER 31, 2022 (Expressed in United States Dollars) (Unaudited)

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

As at October 31, 2022, the Company has incurred cumulative exploration expenditures of $8,082,335 on the Idaho-Maryland Gold Mine property as follows:

	Three months ended October 31, 2022	Year ended July 31, 2022

Idaho-Maryland Gold Mine expenditures:
Opening balance	$7,958,346	$7,169,662

Consulting	92,159	549,468
Depreciation	5,653	24,345
Engineering	2,453	91,635
Exploration	-	(15,856)
Logistics	-	3,037
Rent	22,128	88,517
Supplies	1,596	23,433
Sampling	-	24,105
Total expenditures for the period	123,989	788,684

Closing balance	$8,082,335	$7,958,346

RISE GOLD CORP. (An Exploration Stage Company) NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE-MONTH PERIOD ENDED OCTOBER 31, 2022 (Expressed in United States Dollars) (Unaudited)

5. EQUIPMENT
Cost	Drilling equipment
At July 31, 2021	$644,847
At July 31, 2022	$644,847
At October 31, 2022	$644,847

Accumulated depreciation
At July 31, 2021	$69,066
Depreciation	24,345
At July 31, 2022	$93,411
Depreciation	5,653
At October 31, 2022	$99,064

Total carrying value, July 31, 2022	$551,436
Total carrying value, October 31, 2022	$545,783

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

7. RELATED PARTY TRANSACTIONS

Key management personnel consist of the Chief Executive Officer, Chief Financial Officer, and the directors of the Company. The remuneration of the key management personnel is as follows:

a) Salaries of $33,750 (2021 - $33,750) to the CEO of the Company.

b) Director fees of $20,000 (2021 - $20,000) to directors of the Company.

c) During the period ended October 31, 2022, the Company paid $33,833(2021 - $35,797) in professional and consulting fees to a company controlled by a director of the Company.

d) Share-based compensation of $Nil (2021 - $Nil) for options granted during the period ended October 31, 2022.

e) As at October 31, 2022 and July 31, 2022, $51,701 and $28,018 were owed to related parties, respectively.

RISE GOLD CORP. (An Exploration Stage Company) NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE-MONTH PERIOD ENDED OCTOBER 31, 2022 (Expressed in United States Dollars) (Unaudited)

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

Loan Payable
Balance, July 31, 2021	$976,587
Interest expense	273,036
Accretion expense	114,907
Balance, July 31, 2022	$1,364,530
Interest expense	97,815
Accretion expense	28,963
Balance, October 31, 2022	$1,491,308

RISE GOLD CORP. (An Exploration Stage Company) NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE-MONTH PERIOD ENDED OCTOBER 31, 2022 (Expressed in United States Dollars) (Unaudited)

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

The following table shows a continuity of the Company's derivative liability:

	Warrant derivative	Number of warrants accounted for as derivative liability
Balance, July 31, 2021	$441,766	5,480,083
Expiry	-	(488,438)
Fair value adjustment	(67,856)	-
Balance, July 31, 2022	$373,910	$4,991,645
Expiry	-	-
Fair value adjustment	(17,984)	-
Balance, October 31, 2022	$355,926	4,991,645

For the three-month period ended October 31, 2022, the Company recorded a total gain on fair value of derivative liability of $17,984 during the period (October 31, 2021 -$337,093).

The following weighted average assumptions were used for the Black-Scholes pricing model valuation of warrants as at October 31, 2022 and July 31, 2022:

	October 31, 2022	July 31, 2022

Risk-free interest rate	1.52%	1.52%
Expected life of warrants	1.67 to 1.80 years	1.93 to 2.05 years
Expected annualized volatility	98.44% to 99.71%	89.49% to 90.89%
Dividend	Nil	Nil
Forfeiture rate	0%	0%

RISE GOLD CORP. (An Exploration Stage Company) NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE-MONTH PERIOD ENDED OCTOBER 31, 2022 (Expressed in United States Dollars) (Unaudited)

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

The following incentive stock options were outstanding and exercisable as at October 31, 2022:

Number of Options	Weighted Average Exercise Price (C$)	Expiry Date

75,000	0.50	March 17, 2023
350,000	1.20	April 19, 2023
180,000	1.00	November 30, 2023
290,000	0.70	August 21, 2024
1,338,500	1.20	September 22, 2025
805,000	0.82	February 7, 2027
3,038,500	1.02

As at October 31, 2022, the aggregate intrinsic value of the Company's stock options is $Nil (July 31, 2022 - $Nil).

Stock option transactions are summarized as follows:

	Number of Options	Weighted Average Exercise Price ($C)
Balance outstanding and exercisable, July 31, 2021	2,233,500	1.09
Options granted	805,000	0.82
Balance outstanding and exercisable, July 31, 2022	3,038,500	1.02
Balance outstanding and exercisable, October 31, 2022	3,038,500	$1.02

RISE GOLD CORP. (An Exploration Stage Company) NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE-MONTH PERIOD ENDED OCTOBER 31, 2022 (Expressed in United States Dollars) (Unaudited)

10. CAPITAL STOCK AND ADDITIONAL PAID-IN-CAPITAL (continued)

The following weighted average assumptions were used for the Black-Scholes pricing model valuation of stock options issued during the period ended October 31, 2022 and July 31, 2022:

	October 31, 2022	July 31, 2022

Risk-free interest rate	Nil	1.38%
Expected life of stock options	Nil	5 years
Expected annualized volatility	Nil	114.02%
Dividend	Nil	Nil
Forfeiture rate	Nil	0%

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

Warrants

On June 14, 2022, the Company amended the term of 6,308,310 common share purchase warrants by extending their expiry dates by two years and adding an accelerated expiry provision. Between July 3, 2019 and September 21, 2020 the Corporation issued a total of 6,308,310 warrants to purchase shares of common stock of the Corporation in connection with various private placement financings and debt financings. 3,959,727 of these Warrants were granted with an exercise price of CAD $1.00 per share ("CAD Priced Warrants") with expiry dates ranging from July 3, 2022 to September 9, 2022, and 2,348,583 of these warrants were granted with an exercise price of US$1.00 per share ("USD Priced Warrants") with expiry dates ranging from July 31, 2022 to September 21, 2022. All other terms and conditions of the Warrants remain unchanged.

The following warrants were outstanding at October 31, 2022:

Number of Warrants	Exercise Price (C$)	Expiry Date

518,406	1.00	July 3, 2024
2,291,321	1.00	August 19, 2024
1,150,000	1.00	September 9, 2024
2,181,917	1.36	July 31, 2024
166,666	1.36	September 21, 2024
6,017,500	0.76	January 28, 2024
12,325,810	0.95

RISE GOLD CORP. (An Exploration Stage Company) NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE-MONTH PERIOD ENDED OCTOBER 31, 2022 (Expressed in United States Dollars) (Unaudited)

10. CAPITAL STOCK AND ADDITIONAL PAID-IN-CAPITAL (continued)

Warrant transactions are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price ($C)
Balance, July 31, 2021	6,851,379	$1.14
Warrants issued	6,017,500	0.76
Warrants expired	(531,873)	(1.21)
Balance, July 31, 2022	12,337,006	$0.95
Warrants issued	-	-
Warrants expired	(11,196)	1.00
Balance, October 31, 2022	12,325,810	$0.95

11. SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

During the three-month periods ended October 31, 2022 and 2021, the Company had the following non-cash financing and investing activities:

For the period ended October 31, 2022:

a) The Company accrued $97,815 of interest expense as part of the outstanding balance of loan payable.

For the period ended October 31, 2021:

b) Company accrued $32,123 of interest expense as part of the outstanding balance of loan payable.

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

Our common stock is currently listed in Canada on the Canadian Securities Exchange (the "CSE") under the symbol "RISE". We are a reporting issuer in British Columbia, Alberta, and Ontario in Canada. Our common stock is also currently traded in the United States on the OTCQX under the symbol "RYES". We are an SEC reporting company by virtue of our class of common stock being registered under Section 12(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act").

Business Development

Developments in our Company's business during the July 31, 2022 fiscal year and the three-month period ended October 31, 2022 include the following:

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

Plan of Operations

As at October 31, 2022, the Company had a cash balance of $166,805, compared to a cash balance of $471,918 as at July 31, 2022.

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

Results of Operations

For the Periods Ended October 31, 2022 and 2021

The Company's operating results for the periods ended October 31, 2022 and 2021 are summarized as follows:

EXPENSES
Accretion expense	$28,963	$28,963
Consulting	105,570	129,513
Directors' fees	20,000	20,000
Filing and regulatory	8,550	6,530
Foreign exchange loss	40,958	6,900
General and administrative	80,883	106,723
Geological, mineral, and prospect costs	123,989	54,524
Interest expense	97,815	32,123
Professional fees	154,096	123,700
Promotion and shareholder communication	7,948	7,363
Salaries	33,750	33,750
Loss	$(702,522)	$(550,089)
Gain on fair value adjustment on derivative liability	17,984	337,093
Other income	-	696
Net loss and comprehensive loss for the period	$(684,538)	$(212,300)
Basic and diluted loss per common share	$(0.02)	$(0.01)
Weighted average number of common shares outstanding (basic and diluted)	32,787,798	26,770,298

Liquidity and Capital Resources

Working Capital

	At October 31, 2022	At July 31, 2022	At July 31, 2021
Current Assets	$606,333	$986,577	$1,156,426
Current Liabilities	$539,807	$349,960	$199,902
Working Capital	$66,526	$636,617	$956,524

Cash Flows

	For the three-month period ended October 31, 2022	For the three-month period ended October 31, 2021
Net Cash used in Operating Activities	$(305,113)	$(371,179)
Net Cash used in Investing Activities	$-	$-
Net Cash provided by Financing Activities	$-	$-
Net decrease in Cash During the Period	$(305,113)	$(376,179)

As of October 31, 2022, the Company had $166,805 in cash, $606,333 in current assets, $5,301,169 in total assets, $539,807 in current liabilities and $1,847,234 in non-current liabilities, a working capital of $66,526 and an accumulated deficit of $23,693,142.

During the three-month period ended October 31, 2022, the Company used $305,113 (2021 - $376,179) in net cash on operating activities. The difference in net cash used in operating activities during the two periods was largely due to the lower net loss for the most recent period as a result of the revaluation adjustment of the derivative liability.

The Company had no investing activities during the three-month periods ending October 31, 2022 (October 31, 2021 - $Nil).

The Company had no financing activities during the three-month periods ending October 31, 2022 (October 31, 2021 - $Nil).

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Securities and Exchange Commission (the "SEC") defines the term "disclosure controls and procedures" to mean controls and other procedures of an issuer that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

As of the end of the period covered by this Report, management of the Company carried out an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, management concluded that the Company's disclosure controls and procedures were not effective as of October 31, 2022 because a material weakness in internal control over financial reporting existed as of that date as a result of a lack of segregation of incompatible duties due to insufficient personnel.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the period ended October 31, 2022 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Not applicable.

ITEM 1A. RISK FACTORS.

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

By:	/s/ Benjamin Mossman
Benjamin Mossman Chief Executive Officer and President (Principal Executive Officer)

By:	/s/ Vincent Boon
Vincent Boon Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Date	December 15, 2022