Form 10-Q
period 2023-01-31
Rise Gold Corp.
filed 2023-03-17
CIK 1424864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2023

❏ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ❏ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ❏ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ❏

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ❏Yes ☒ No

As of March 14, 2023, the registrant had 40,287,800 shares of common stock issued and outstanding.

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

RISE GOLD CORP.

(AN EXPLORATION STAGE COMPANY)

CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

PERIOD ENDED JANUARY 31, 2023

RISE GOLD CORP.

(An Exploration Stage Company)

CONDENSED CONSOLIDATED INTERIM BALANCE SHEET

(Expressed in United States Dollars)

(Unaudited)

AS AT	January 31, 2023	July 31, 2022
ASSETS
Current
Cash	$1,800,079	$471,918
Receivables	84,541	85,357
Prepaid expenses (Note 3)	248,618	429,302
Total current assets	2,133,238	986,577

Non-current
Mineral property interests (Note 4)	4,149,053	4,149,053
Prepaid expenses (Note 3)	59,998	-
Equipment (Note 5)	540,003	551,436
Total assets	$6,882,292	$5,687,066

LIABILITIES AND STOCKHOLDERS' EQUITY
Current
Accounts payable and accrued liabilities	$776,550	$321,942
Payable to related parties (Note 7)	96,053	28,018
Total current liabilities	872,603	349,960

Non-current
Loan payable (Note 8)	1,632,634	1,364,530
Derivative liability (Note 9)	1,102,435	373,910
Total liabilities	3,607,672	2,088,400

Stockholders' equity
Capital stock, $0.001 par value, 400,000,000 shares authorized;
37,236,864 shares issued and outstanding (Note 10)	37,237	32,788
Additional paid-in capital (Note 10)	28,446,087	26,678,566
Share subscription received in advance	50,000	-
Cumulative translation adjustment	(104,084)	(104,084)
Deficit	(25,154,620)	(23,008,604)
Total stockholders' equity	3,274,620	3,598,666

Total liabilities and stockholders' equity	$6,882,292	$5,687,066

Nature and continuance of operations (Note 1)

Contingency (Note 6)

Subsequent events (Note 13)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

RISE GOLD CORP.

(An Exploration Stage Company)

CONDENSED CONSOLIDATED INTERIM STATEMENT OF LOSS AND COMPREHENSIVE LOSS

(Expressed in United States Dollars)

(Unaudited)

	Three months ended January 31, 2023	Three months ended January 31, 2022	Six months ended January 31, 2023	Six months ended January 31, 2022

EXPENSES
Accretion expense (Note 8)	$28,963	$28,963	$57,926	$57,926
Consulting	172,686	141,233	278,256	270,746
Directors' fees	20,000	20,000	40,000	40,000
Filing and regulatory	24,782	9,626	33,332	16,156
Foreign exchange loss	24,522	25,439	65,480	32,338
General and administrative	37,914	107,901	118,797	214,624
Geological, mineral, and prospect costs (Note 4)	113,618	204,035	237,607	258,559
Interest expense (Note 8)	112,363	91,125	210,178	123,248
Professional fees	70,033	113,124	224,129	236,824
Promotion and shareholder communication	77,371	51,044	85,319	58,407
Salaries	33,750	33,750	67,500	67,500
Loss	$(716,002)	$(826,240)	$(1,418,524)	$(1,376,328)
Gain (loss) on fair value adjustment on derivative liability (Note 9)	(746,509)	(272,421)	(728,525)	64,672
Other income	1,033	14,212	1,033	14,907
Net loss and comprehensive loss for the period	$(1,461,478)	$(1,084,449)	$(2,146,016)	$(1,296,749)
Basic and diluted loss per common share	$(0.02)	$(0.03)	$(0.04)	$(0.05)
Weighted average number of common shares outstanding (basic and diluted)	32,837,257	32,787,798	32,837,257	26,868,410

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

RISE GOLD CORP.

(An Exploration Stage Company)

CONDENSED CONSOLIDATED INTERIM STATEMENT OF CASH FLOWS

(Expressed in United States Dollars)

(Unaudited)

FOR THE SIX MONTHS ENDED JANUARY 31,	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES
Loss for the period	$(2,146,016)	$(1,296,749)
Items not involving cash
Depreciation	11,433	12,297
Interest expense	210,178	123,248
Accretion expense	57,926	57,926

Loss (gain) on fair value adjustment on derivative liability	728,525	(64,672)

Non-cash working capital item changes:
Receivables	816	(11,728)
Prepaid expenses	120,686	21,285
Accounts payable and accrued liabilities	422,430	(100,187)
Related party payables	100,213	20,000
Net cash used in operating activities	(493,809)	(1,238,580)

CASH FLOWS FROM FINANCING ACTIVITIES
Private placement, net of issuance cost	1,771,970	2,392,998
Subscriptions received in advance	50,000	-
Net cash provided by financing activities	1,821,970	2,392,998

Change in cash for the period	1,328,161	1,154,418
Cash, beginning of period	471,918	773,279
Cash, end of period	$1,800,079	$1,927,697

Supplemental disclosure with respect to cash flows (Note 11)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

RISE GOLD CORP.

(An Exploration Stage Company)

CONDENSED CONSOLIDATED INTERIM STATEMENT OF STOCKHOLDERS' EQUITY

(Expressed in United States Dollars)

(Unaudited)

	Capital Stock		Additional Paid-in Capital	Share Subscription Received in Advance	Cumulative Translation Adjustment

	Number	Amount				Deficit	Total

Balance as at July 31, 2021	26,770,298	$26,770	$23,884,796	$-	$(104,084)	$(19,544,477)	$4,263,005
Loss for the period	-	-	-	-	-	(212,300)	(212,300)
Balance as at October 31, 2021	26,770,298	$26,770	$23,884,796	$-	$(104,084)	$(19,756,777)	$4,050,705
Shares issued for cash, net of issuance cost	6,017,500	6,018	2,386,980	-	-	-	2,392,998
Loss for the period	-	-	-	-	-	(1,084,449)	(1,084,449)
Balance as at January 31, 2022	32,787,798	$32,788	$26,271,776	$-	$(104,084)	$(20,841,226)	$5,359,254

Balance as at July 31, 2022	32,787,798	$32,788	$26,678,566	$-	$(104,084)	$(23,008,604)	$3,598,666
Loss for the period	-	-	-	-	-	(684,538)	(684,538)
Balance as at October 31, 2022	32,787,798	$32,788	$26,678,566	$-	$(104,084)	$(23,693,142)	$2,914,128
Shares issued for cash, net of issuance cost	4,449,066	4,449	1,767,521	50,000	-	-	1,821,970
Loss for the period	-	-	-	-	-	(1,461,478)	(1,461,478)
Balance as at January 31, 2023	37,236,864	$37,237	$28,446,087	$50,000	$(104,084)	$(25,154,620)	$3,274,620

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

RISE GOLD CORP. (An Exploration Stage Company) NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE SIX-MONTH PERIOD ENDED JANUARY 31, 2023 (Expressed in United States Dollars) (Unaudited)

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

The Company is in the early stages of exploration and, as is common with any exploration company, it raises financing for its acquisition activities. The accompanying condensed consolidated interim financial statements have been prepared on the going concern basis, which presumes that the Company will continue operations for the foreseeable future and will be able to realize assets and discharge liabilities in the normal course of business. The Company has incurred a loss of $2,146,016 for the six-month period ended January 31, 2023 and has accumulated a deficit of $25,154,620. The ability of the Company to continue as a going concern is dependent on the Company's ability to maintain continued support from its shareholders and creditors and to raise additional capital and implement its business plan. There is no assurance that the Company will be able to obtain adequate financing in the future or that such financing will be on terms advantageous to the Company. These events and conditions cast significant doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

At January 31, 2023, the Company had working capital of $1,260,635 (July 31, 2022 - $636,617).

2. BASIS OF PREPARATION

Generally Accepted Accounting Principles

These unaudited condensed consolidated interim financial statements have been prepared in conformity with generally accepted accounting principles of the United States of America ("US GAAP") and the rules and regulations of the Securities and Exchange Commission ("SEC") for financial information with the instructions to Form 10-Q and Regulation S-K. Results are not necessarily indicative of results which may be achieved in the future. The unaudited condensed consolidated interim financial statements should be read in conjunction with the Company's Annual Report on Form 10-K, which contains the audited financial statements and notes thereto, together with Management's Discussion and Analysis, for the year ended July 31, 2022. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such SEC rules and regulations. These financial statements follow the same accounting policies in the annual financial statements. The operating results for the six months ended January 31, 2023 are not necessarily indicative of the results that may be expected for the year ended July 31, 2023.

RISE GOLD CORP.
(An Exploration Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX-MONTH PERIOD ENDED JANUARY 31, 2023
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

3. PREPAID EXPENSES

	January 31, 2023	July 31, 2022
Current
Insurance	$29,341	$71,424
Deposits	195,878	342,987
Other	23,399	14,891
	248,618	429,302
Non-current
Deposits	59,998	-
Total	$308,616	$429,302

RISE GOLD CORP.
(An Exploration Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX-MONTH PERIOD ENDED JANUARY 31, 2023
(Expressed in United States Dollars)
(Unaudited)

4. MINERAL PROPERTY INTERESTS

The Company's mineral properties balance consists of:

Idaho-Maryland, California

July 31, 2022 and January 31, 2023	$4,149,053

Title to mineral properties

Title to mineral properties involves certain inherent risks due to the difficulties of determining the validity of certain mineral titles. Additionally, the potential for problems arising from the frequently ambiguous conveying history characteristic of many mineral properties also exist. As at January 31, 2023, the Company holds title to the Idaho-Maryland Gold Mine Property.

As of January 31, 2023, based on management's review of the carrying value of mineral rights, management determined that there is no evidence that the cost of these acquired mineral rights will not be fully recovered and accordingly, the Company determined that no adjustment to the carrying value of mineral rights was required. As of the date of these consolidated financial statements, the Company has not established any proven or probable reserves on its mineral properties and has incurred only acquisition and exploration costs.

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
FOR THE SIX-MONTH PERIOD ENDED JANUARY 31, 2023
(Expressed in United States Dollars)
(Unaudited)

4. MINERAL PROPERTY INTERESTS (continued)

Idaho-Maryland Gold Mine Property, California (continued)

On January 6, 2017, the Company entered into an option agreement with Sierra Pacific Industries Inc. ("Sierra") to purchase a 100% interest in and to certain surface rights near Grass Valley, California, United States, contiguous to the Idaho-Maryland Gold Mine property acquired by the Company on January 25, 2017. Pursuant to the option agreement, in order to exercise the option, the Company was required to pay $1,900,000 by March 31, 2017. Upon execution of the option agreement, the Company paid the vendors a non-refundable cash deposit in the amount of $100,000, which was credited against the purchase price of $1,900,000 upon exercise of the option. On April 3, 2017, the Company negotiated an extension of the closing date of the option agreement to June 30, 2017, in return for a cash payment of $200,000, at which time a payment of $1,600,000 was due in order to exercise the option. On June 7, 2017, the Company negotiated an extension of the closing date of the option agreement to September 30, 2017, in return for a cash payment of $300,000, at which time a payment of $1,300,000 was due in order to exercise the option.

On May 14, 2018, the Company completed the purchase of the surface rights by making the final payment of $1,300,000.

As at January 31, 2023, the Company has incurred cumulative exploration expenditures of $8,195,953 on the Idaho-Maryland Gold Mine property as follows:

	Six months ended January 31, 2023	Year ended July 31, 2022

Idaho-Maryland Gold Mine expenditures:
Opening balance	$7,958,346	$7,169,662

Consulting	164,202	549,468
Depreciation	11,433	24,345
Engineering	13,651	91,635
Exploration	-	(15,856)
Logistics	16	3,037
Rent	44,508	88,517
Supplies	3,797	23,433
Sampling	-	24,105
Total expenditures for the period	237,607	788,684

Closing balance	$8,195,953	$7,958,346

RISE GOLD CORP.
(An Exploration Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX-MONTH PERIOD ENDED JANUARY 31, 2023
(Expressed in United States Dollars)
(Unaudited)

5. EQUIPMENT
Cost	Drilling equipment
At July 31, 2021	$644,847
At July 31, 2022	$644,847
At January 31, 2023	$644,847

Accumulated depreciation
At July 31, 2021	$69,066
Depreciation	24,345
At July 31, 2022	$93,411
Depreciation	11,433
At January 31, 2023	$104,844

Total carrying value, July 31, 2022	$551,436
Total carrying value, January 31, 2023	$540,003

6. CONTINGENCY

During the year ended July 31, 2014, the Company entered into a binding letter of intent ("LOI") with Wundr Software Inc. ("Wundr"). Under the terms of the LOI, the Company would acquire 100% of the issued and outstanding common shares of Wundr. The Company did not complete the transactions contemplated in the LOI, which the Company announced had expired on January 10, 2014.

On September 17, 2014, the Company learned that it was the subject, along with a number of additional defendants, of a notice of civil claim (the "Claim") filed in the Supreme Court of British Columbia by Wundr, under which Wundr is seeking general damages from the Company as well as damages for conspiracy to cause economic harm. None of the allegations contained in the Claim have been proven in court. Management has assessed that the probability of the Claim resulting in an unfavourable outcome and financial loss to the Company is unlikely.

7. RELATED PARTY TRANSACTIONS

Key management personnel consist of the Chief Executive Officer, Chief Financial Officer, and the directors of the Company. The remuneration of the key management personnel is as follows:

a) Salaries of $67,500 (2022 - $67,500) to the CEO of the Company.

b) Director fees of $40,000 (2022 - $40,000) to directors of the Company.

c) During the period ended January 31, 2023, the Company paid $67,199 (2022 - $71,338) in professional and consulting fees to a company controlled by a director of the Company.

d) Share-based compensation of $Nil (2022 - $Nil) for options granted during the period ended January 31, 2023.

e) As at January 31, 2023 and July 31, 2022, $96,053 and $28,018 were owed to related parties, respectively.

f) As at January 31, 2023, certain directors of the Company purchased an aggregate of 1,476,363 Units of this first tranche of the private placement for gross proceeds of $590,545 (2022 - $Nil) (see Note 10).

RISE GOLD CORP.
(An Exploration Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX-MONTH PERIOD ENDED JANUARY 31, 2023
(Expressed in United States Dollars)
(Unaudited)

8. LOAN PAYABLE

On September 3, 2019, the Company completed a debt financing with Eridanus Capital LLC (the "Lender" or "Eridanus") for $1,000,000 (the "Loan"). The Loan has a term of 4 years and an annual interest rate of 10% for the first two years increasing to 20% in year 3 and to 25% in year 4. Interest will accrue and be paid along with the principal upon the maturity date. The Lender received 1,150,000 bonus share purchase warrants as additional consideration for advancing the Loan. The fair value of these warrants was calculated to be $444,942 which was netted against the loan payable balance along with $15,000 paid to the lender for a total of $459,942 in issuance costs. Each warrant entitles the holder to acquire one share of common stock at an exercise price of $0.80 (C$1.00) for a period of three years from the date of issuance. The Loan may be repaid prior to the maturity date, in whole or in part, provided that all accrued interest is paid. In addition, if total interest payments are less than $200,000, the difference will be paid to the Lender as prepayment compensation. The Loan is secured against the assets of the Company and its subsidiary.

Loan Payable
Balance, July 31, 2021	$976,587
Interest expense	273,036
Accretion expense	114,907
Balance, July 31, 2022	$1,364,530
Interest expense	210,178
Accretion expense	57,926
Balance, January 31, 2023	$1,632,634

Subsequent to the period ended January 31, 2023, the Company renegotiated its debt agreement with the Lender whereby the Company has agreed to pay $250,000 to the Lender as partial prepayment of the outstanding principal balance of the loan and issue 575,000 share purchase warrants to Eridanus Capital LLC (“Eridanus Warrants”). The maturity date of the loan has been extended by one year to September 4, 2024 and the interest rate has been reduced to 15% for a period of 12 months following the date of issuance of the Eridanus Warrants. Each Warrant entitles the holder to acquire one share at an exercise price of $0.60 for a period of two years from the date of issuance. The Eridanus Warrants and any shares acquired upon the exercise of the Eridanus Warrants will be subject to statutory hold periods in accordance with applicable United States and Canadian securities laws.

RISE GOLD CORP.
(An Exploration Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX-MONTH PERIOD ENDED JANUARY 31, 2023
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

The following table shows a continuity of the Company's derivative liability:

		Number of warrants
		accounted for as
	Warrant derivative	derivative liability
Balance, July 31, 2021	$441,766	5,480,083
Expiry	-	(488,438)
Fair value adjustment	(67,856)	-
Balance, July 31, 2022	$373,910	4,991,645
Expiry	-	-
Fair value adjustment	728,525	-
Balance, January 31, 2023	$1,102,435	4,991,645

For the six-month period ended January 31, 2023, the Company recorded a total loss on fair value of derivative liability of $728,525 during the period (January 31, 2022 - gain of $67,856).

The following weighted average assumptions were used for the Black-Scholes pricing model valuation of warrants as at January 31, 2023 and July 31, 2022:

	January 31, 2023	July 31, 2022

Risk-free interest rate	3.76%	1.52%
Expected life of warrants	1.42 to 1.55 years	1.93 to 2.05 years
Expected annualized volatility	105.27% to 108.28%	89.49% to 90.89%
Dividend	Nil	Nil
Forfeiture rate	0%	0%

RISE GOLD CORP.
(An Exploration Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX-MONTH PERIOD ENDED JANUARY 31, 2023
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

On January 31, 2023, the Company completed the first tranche of a non-brokered private placement for gross proceeds totalling $1,779,626 through the issuance of 4,449,066 units at a price of $0.40 per unit, where each unit consists of one share of common stock and one-half of one share purchase warrant. Each whole warrant entitles the holder to acquire one additional common share at an exercise price of $0.60 until January 31, 2025. Certain directors of the Company purchased an aggregate of 1,476,363 units of this first tranche of the private placement for gross proceeds of $590,545. The Company has paid fees of $2,767 and issued 6,900 finder's warrants relating to the first tranche, where each finder's warrant entitles the holder to acquire one common share at a price of $0.60 until January 31, 2025. The Company has paid associated legal fees of $4,889 in connection with this financing.

Stock Options

On February 7, 2022, the Company granted a total of 805,000 stock options with a fair value of $406,790 to employees, officers, directors, and consultants of the Company, exercisable at a weighted average price of $0.65 (C$0.82) per share for a period of five years.

The following incentive stock options were outstanding and exercisable as at January 31, 2023:

Number of Options	Weighted Average Exercise Price (C$)	Expiry Date

75,000	0.50	March 17, 2023
350,000	1.20	April 19, 2023
180,000	1.00	November 30, 2023
290,000	0.70	August 21, 2024
1,338,500	1.20	September 22, 2025
805,000	0.82	February 7, 2027
3,038,500	1.02

RISE GOLD CORP.
(An Exploration Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX-MONTH PERIOD ENDED JANUARY 31, 2023
(Expressed in United States Dollars)
(Unaudited)

10. CAPITAL STOCK AND ADDITIONAL PAID-IN-CAPITAL (continued)

As at January 31, 2023, the aggregate intrinsic value of the Company's stock options is $24,050 (July 31, 2022 - $Nil).

Stock option transactions are summarized as follows:

	Number of Options	Weighted Average Exercise Price ($C)
Balance outstanding and exercisable, July 31, 2021	2,233,500	1.09
Options granted	805,000	0.82
Balance outstanding and exercisable, July 31, 2022	3,038,500	1.02
Balance outstanding and exercisable, January 31, 2023	3,038,500	$1.02

The following weighted average assumptions were used for the Black-Scholes pricing model valuation of stock options issued during the period ended January 31, 2023 and July 31, 2022:

	January 31, 2023	July 31, 2022

Risk-free interest rate	Nil	1.38%
Expected life of stock options	Nil	5 years
Expected annualized volatility	Nil	114.02%
Dividend	Nil	Nil
Forfeiture rate	Nil	0%

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

Warrants

On June 14, 2022, the Company amended the term of 6,308,310 common share purchase warrants by extending their expiry dates by two years and adding an accelerated expiry provision. Between July 3, 2019 and September 21, 2020 the Company issued a total of 6,308,310 warrants to purchase shares of common stock of the Company in connection with various private placement financings and debt financings. 3,959,727 of these warrants were granted with an exercise price of CAD $1.00 per share ("CAD Priced Warrants") or optional currency settlement choice with expiry dates ranging from July 3, 2022 to September 9, 2022, and 2,348,583 of these warrants were granted with an exercise price of US$1.00 per share ("USD Priced Warrants") with expiry dates ranging from July 31, 2022 to September 21, 2022. All other terms and conditions of the warrants remain unchanged.

RISE GOLD CORP.
(An Exploration Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX-MONTH PERIOD ENDED JANUARY 31, 2023
(Expressed in United States Dollars)
(Unaudited)

10. CAPITAL STOCK AND ADDITIONAL PAID-IN-CAPITAL (continued)

The following warrants were outstanding at January 31, 2023:

Number of Warrants	Exercise Price (C$)	Expiry Date

518,406	1.00	July 3, 2024
2,291,321	1.00	August 19, 2024
1,150,000	1.00	September 9, 2024
2,181,917	1.36	July 31, 2024
166,666	1.36	September 21, 2024
6,017,500	0.76	January 28, 2024
2,231,429	0.80	January 31, 2025
14,557,239	0.93

Warrant transactions are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price (C$)
Balance, July 31, 2021	6,851,379	$1.14
Warrants issued	6,017,500	0.76
Warrants expired	(531,873)	(1.21)
Balance, July 31, 2022	12,337,006	$0.95
Warrants issued	2,231,429	0.80
Warrants expired	(11,196)	1.00
Balance, January 31, 2023	14,557,239	0.93

11. SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

During the six-month periods ended January 31, 2023 and 2022, the Company had the following non-cash financing and investing activities:

For the period ended January 31, 2023:

a) The Company accrued $210,178 of interest expense as part of the outstanding balance of loan payable.

For the period ended January 31, 2022:

a) Company accrued $123,248 of interest expense as part of the outstanding balance of loan payable.

RISE GOLD CORP.
(An Exploration Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX-MONTH PERIOD ENDED JANUARY 31, 2023
(Expressed in United States Dollars)
(Unaudited)

12. SEGMENTED INFORMATION

A reporting segment is defined as a component of the Company that:

-Engages in business activities from which it may earn revenues and incur expenses;

-Operating results are reviewed regularly by the entity's chief operating decision maker; and

-Discrete financial information is available.

The Company has determined that it operates its business in one geographical segment located in California, United States, where all of its equipment and mineral property interests are located.

13. SUBSEQUENT EVENTS

Subsequent to the period ended January 31, 2023, the Company completed the second and final tranche of a $3,000,000 non-brokered private placement. The gross proceeds raised in the second tranche was $1,220,374 through the sale of 3,050,934 units at a price of $0.40 per unit, where each unit consists of one share of common stock and one-half of one share purchase warrant. Each whole warrant entitles the holder to acquire one additional common share at an exercise price of $0.60 until February 17, 2025. Certain directors of the Company purchased an aggregate of 917,936 units of this second tranche of the private placement for gross proceeds of $367,174. The Company has paid fees of $1,420 and issued 3,540 finder's warrants relating to the second tranche, where each finder's warrant entitles the holder to acquire one common share at a price of $0.60 until February 17, 2025.

Subsequent to the period ended January 31, 2023, the Company renegotiated its debt agreement with Eridanus Capital LLC whereby the Company has agreed to prepay $250,000 to Eridanus to reduce the outstanding loan and issue 575,000 share purchase warrants to Eridanus. The maturity date of the loan has been extended by one year to September 4, 2024 and the interest rate has been reduced to 15% for a period of 12 months following the date of issuance of the Eridanus Warrants. Each Warrant entitles the holder to acquire one share at an exercise price of $0.60 for a period of two years from the date of issuance. The Eridanus Warrants and any shares acquired upon the exercise of the Eridanus Warrants will be subject to statutory hold periods in accordance with applicable United States and Canadian securities laws.

On February 21, 2023, the Company granted a total of 1,045,000 stock options to employees, officers, directors, and consultants of the Company, exercisable at a weighted average price of $0.53 per share for a period of five years.

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

Business Development

Developments in our Company's business during the July 31, 2022 fiscal year and the six-month period ended January 31, 2023 include the following:

On January 31, 2023, the Company completed the first tranche of a non-brokered private placement for gross proceeds totalling $1,779,626 through the issuance of 4,449,066 units at a price of $0.40 per Unit, where each Unit consists of one share of common stock and one-half of one share purchase warrant. Each whole warrant entitles the holder to acquire one additional common share at an exercise price of $0.60 until January 31, 2025. Certain directors of the Company purchased an aggregate of 1,476,363 Units of this first tranche of the private placement for gross proceeds of $590,545. The Company has paid fees of $2,767 and issued 6,900 finder's warrants relating to the first tranche, where each finder's warrant entitles the holder to acquire one common share at a price of $0.60 until January 31, 2025. The Company has paid associated legal fees of $4,889 in connection with this financing.

Subsequent to the period ended January 31, 2023, the Company completed the second and final tranche of the non-brokered private placement for gross proceeds of $1,220,374 through the sale of 3,050,934 units at a price of $0.40 per Unit, where each Unit consists of one share of common stock and one-half of one share purchase warrant. Each whole warrant entitles the holder to acquire one additional common share at an exercise price of $0.60 until February 17, 2025. Certain directors of the Company purchased an aggregate of 917,936 Units of this second tranche of the private placement for gross proceeds of $367,174. The Company has paid fees of $1,420 and issued 3,540 finder's warrants relating to the second tranche, where each finder's warrant entitles the holder to acquire one common share at a price of $0.60 until February 17, 2025. The Company raised a total of $3,000,000 through the sale of 7,500,000 Units.

Subsequent to the period ended January 31, 2023, the Company renegotiated its debt agreement with Eridanus Capital LLC whereby the Company has agreed to pay $250,000 to Eridanus to reduce the outstanding balance of the loan and issue 575,000 share purchase warrants to Eridanus. The maturity date of the loan has been extended by one year to September 4, 2024 and the interest rate has been reduced to 15% for a period of 12 months following the date of issuance of the Eridanus Warrants. Each Warrant entitles the holder to acquire one share at an exercise price of $0.60 for a period of two years from the date of issuance. The Eridanus Warrants and any shares acquired upon the exercise of the Eridanus Warrants will be subject to statutory hold periods in accordance with applicable United States and Canadian securities laws.

Subsequent to the period ended January 31, 2023, the Company granted a total of 1,045,000 stock options to employees, officers, directors, and consultants of the Company, exercisable at a weighted average price of $0.53 per share for a period of five years.

On December 16, 2022, the Company announced that Nevada County released the Final Environmental Impact Report (“FEIR”) for the Idaho-Maryland Mine Project. The report’s release represents a major milestone toward approving the Company’s Use Permit application to reopen the historic past-producing Idaho-Maryland Gold Mine.

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

Plan of Operations

As at January 31, 2023, the Company had a cash balance of $1,800,079, compared to a cash balance of $471,918 as at July 31, 2022.

Our plan of operations for the next 12 months is to complete the Use Permit process in Nevada County California.

The Company submitted the application for a Use Permit to Nevada County on November 21, 2019. On April 28, 2020, with a vote of 5-0, the Nevada County ("County") Board of Supervisors approved the contract for Raney Planning & Management Inc. ("Raney") to prepare an Environmental Impact Report ("EIR") and conduct contract planning services on behalf of the County for the proposed Idaho-Maryland Mine Project. On January 4, 2022, the Company announced that the Nevada County government released the Draft Environmental Impact Report for the Idaho-Maryland Mine Project. The public comment period ended on April 4, 2022. On December 16, 2022, the Company announced that Nevada County has released the Final Environmental Impact Report ("FEIR") for the Idaho-Maryland Mine Project. A general outline of remaining milestones in the process to approval of the permit is outlined as follows:

1) The Nevada County Planning Commission holds a public hearing to consider the Final EIR and makes a recommendation on project approval to the Nevada County Board of Supervisors;

2) The Board of Supervisors holds a public hearing to consider and make a final decision on the Idaho-Maryland Mine Project. A majority vote of the five supervisors is required to approve the Project.

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

Results of Operations

For the Periods Ended January 31, 2023 and 2022

The Company's operating results for the periods ended January 31, 2023 and 2022 are summarized as follows:

	Three months	Three months	Six months	Six months
	ended January	ended January	ended January	ended January
	31, 2023	31, 2022	31, 2023	31, 2022

EXPENSES
Accretion expense	$28,963	$28,963	$57,926	$57,926
Consulting	$172,686	141,233	278,256	270,746
Directors' fees	$20,000	20,000	40,000	40,000
Filing and regulatory	$24,782	9,626	33,332	16,156
Foreign exchange loss	$24,522	25,439	65,480	32,338
General and administrative	$37,914	107,901	118,797	214,624
Geological, mineral, and prospect costs	$113,618	204,035	237,607	258,559
Interest expense	$112,363	91,125	210,178	123,248
Professional fees	$70,033	113,124	224,129	236,824
Promotion and shareholder communication	$77,371	51,044	85,319	58,407
Salaries	$33,750	33,750	67,500	67,500
Loss	$(716,002)	$(826,240)	$(1,418,524)	$(1,376,328)
Gain (loss) on fair value adjustment on derivative liability	(746,509)	(272,421)	(728,525)	64,672
Other income	1,033	14,212	1,033	14,907
Net loss and comprehensive loss for the period	$(1,461,478)	$(1,084,449)	$(2,146,016)	$(1,296,749)
Basic and diluted loss per common share	$(0.02)	$(0.03)	$(0.04)	$(0.05)
Weighted average number of common shares outstanding (basic and diluted)	32,837,257	32,787,798	32,837,257	26,868,410

Liquidity and Capital Resources

Working Capital

	At January 31, 2023	At July 31, 2022	At July 31, 2021

Current Assets	$2,133,238	$986,577	$1,156,426
Current Liabilities	$872,603	$349,960	$199,902
Working Capital	$1,260,635	$636,617	$956,524

Cash Flows

	For the six-month period ended January 31, 2023	For the six-month period ended January 31, 2022

Net Cash used in Operating Activities	$(493,809)	$(1,238,580)
Net Cash used in Investing Activities	$-	$-
Net Cash provided by Financing Activities	$1,821,970	$2,392,998
Net increase in Cash During the Period	$1,328,161	$1,154,418

As of January 31, 2023, the Company had $1,800,079 in cash, $2,133,238 in current assets, $6,882,292 in total assets, $872,603 in current liabilities and $2,735,069 in non-current liabilities, a working capital of $1,260,635 and an accumulated deficit of $25,154,620.

During the six-month period ended January 31, 2023, the Company used $493,809 (2022 - $1,238,580) in net cash on operating activities. The difference in net cash used in operating activities during the two periods was largely due to the lower net loss for the most recent period as a result of the revaluation adjustment of the derivative liability.

The Company had no investing activities during the six-month periods ending January 31, 2023 (January 31, 2022 - $Nil).

The Company received net cash of $1,821,970 (2022 - $2,392,998) from financing activities related to the private placement during the six-month periods ending January 31, 2023.

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

As of the end of the period covered by this Report, management of the Company carried out an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, management concluded that the Company's disclosure controls and procedures were not effective as of January 31, 2023 because a material weakness in internal control over financial reporting existed as of that date as a result of a lack of segregation of incompatible duties due to insufficient personnel.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the period ended January 31, 2023 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Our business and operations were affected by the COVID-19 pandemic and may, in the future, be materially and adversely impacted by pandemics, epidemics and other health emergencies.

Our business faces risks related to health pandemics, epidemics, and other outbreaks of communicable diseases, which could significantly disrupt our operations and adversely affect our business and financial condition. The global COVID-19 pandemic has had major impacts on the world and on our industry, and COVID-19 and its variants present ongoing risks and challenges that could continue to impact our business. Future efforts to control the resurgence and spread of COVID-19 or the spread of other pandemics and health emergencies could disrupt the development of our I-M Mine Property as well as any other mining exploration activities and projects we may undertake in the future.

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

By:	/s/ Benjamin Mossman
Benjamin Mossman Chief Executive Officer and President (Principal Executive Officer)

By:	/s/ Vincent Boon
Vincent Boon Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Date	March 17, 2023