Form 10-Q
period 2023-04-30
Rise Gold Corp.
filed 2023-06-14
CIK 1424864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2023

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

Large accelerated filer ❏	Accelerated filer ❏
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ❏

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ❏ Yes ☒ No

As of June 14, 2023, the registrant had 40,362,800 shares of common stock issued and outstanding.

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

PERIOD ENDED APRIL 30, 2023

RISE GOLD CORP.

(An Exploration Stage Company)

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

(Expressed in United States Dollars)

(Unaudited)

AS AT
	April 30, 2023	July 31, 2022
ASSETS
Current
Cash and cash equivalents (Note 3)	$1,298,450	$471,918
Receivables	76,140	85,357
Prepaid expenses (Note 4)	77,044	429,302
Total current assets	1,451,634	986,577

Non-current
Mineral property interests (Note 5)	4,149,053	4,149,053
Equipment (Note 6)	534,321	551,436
Total assets	$6,135,008	$5,687,066

LIABILITIES AND STOCKHOLDERS' EQUITY
Current
Accounts payable and accrued liabilities	$227,230	$321,942
Payable to related parties (Note 8)	20,194	28,018
Total current liabilities	247,424	349,960

Non-current
Loan payable (Note 9)	1,347,720	1,364,530
Derivative liability (Note 10)	828,328	373,910
Total liabilities	2,423,472	2,088,400

Stockholders' equity
Capital stock, $0.001 par value, 400,000,000 shares authorized;
40,362,800 shares issued and outstanding (Note 11)	40,363	32,788
Additional paid-in capital (Note 11)	30,283,219	26,678,566
Cumulative translation adjustment	(104,084)	(104,084)
Deficit	(26,507,962)	(23,008,604)
Total stockholders' equity	3,711,536	3,598,666

Total liabilities and stockholders' equity	$6,135,008	$5,687,066

Nature and continuance of operations (Note 1)

Contingency (Note 7)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

RISE GOLD CORP.

(An Exploration Stage Company)

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

(Expressed in United States Dollars)

(Unaudited)

	Three months	Three months	Nine months	Nine months
	ended April	ended April	ended April 30,	ended April 30,
	30, 2023	30, 2022	2023	2022

EXPENSES
Accretion expense (Note 9)	$41,104	$28,017	$99,030	$85,943
Consulting	186,094	128,605	464,350	399,351
Directors' fees	20,000	20,000	60,000	60,000
Filing and regulatory	13,470	10,629	46,802	26,785
Foreign exchange loss (gain)	(26,781)	7,331	38,699	39,669
General and administrative	147,829	48,198	266,626	262,822
Geological, mineral, and prospect costs (Note 5)	438,319	79,132	675,926	337,691
Interest expense (Note 9)	56,850	71,704	267,028	194,952
Professional fees	181,335	221,727	405,464	458,551
Promotion and shareholder communication	68,947	91,190	154,266	149,597
Salaries	33,750	33,750	101,250	101,250
Share-based compensation (Note 11)	466,527	406,790	466,527	406,790
Loss	$(1,627,444)	$(1,147,073)	$(3,045,968)	$(2,523,401)
Gain (loss) on fair value adjustment on derivative liability (Note 10)	274,107	187,652	(454,418)	252,324

Other income (expense)	(5)	(20)	1,029	14,887
Net loss and comprehensive loss for the period	$(1,353,342)	$(959,441)	$(3,499,357)	$(2,256,190)
Basic and diluted loss per common share	$(0.04)	$(0.03)	$(0.09)	$(0.09)
Weighted average number of common shares outstanding (basic and diluted)	39,742,958	32,787,798	34,483,714	28,798,174

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

RISE GOLD CORP.

(An Exploration Stage Company)

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

(Expressed in United States Dollars)

(Unaudited)

FOR THE NINE MONTHS ENDED APRIL 30,	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES
Loss for the period	$(3,499,357)	$(2,256,190)
Items not involving cash
Depreciation	17,115	18,328
Interest expense	267,028	194,952
Share-based compensation	466,527	406,790
Accretion expense	99,030	85,943
Loss (gain) on fair value adjustment on derivative liability	454,418	(252,324)
Non-cash working capital item changes:
Receivables	9,219	(16,638)
Prepaid expenses	352,258	48,697
Accounts payable and accrued liabilities	(94,713)	(43,932)
Related party payables	(7,824)	30,500
Net cash used in operating activities	(1,936,299)	(1,783,874)

CASH FLOWS FROM FINANCING ACTIVITIES
Private placement, net of issuance cost	2,985,423	2,392,998
Loan repayment	(250,000)	-
Proceeds from option exercise	27,408	-
Net cash provided by financing activities	2,762,831	2,392,998

Change in cash and cash equivalents for the period	826,532	609,124
Cash and cash equivalents, beginning of period	471,918	773,279
Cash and cash equivalents, end of period	$1,298,450	$1,382,403

Supplemental disclosure with respect to cash flows (Note 12)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

RISE GOLD CORP.

(An Exploration Stage Company)

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF STOCKHOLDERS' EQUITY

(Expressed in United States Dollars)

(Unaudited)

	Capital Stock		Additional Paid- in Capital	Share Subscription Received in Advance	Cumulative Translation Adjustment

	Number	Amount				Deficit	Total

Balance as at July 31, 2021	26,770,298	$26,770	$23,884,796	$-	$(104,084)	$(19,544,477)	$4,263,005
Loss for the period	-	-	-	-	-	(212,300)	(212,300)
Balance as at October 31, 2021	26,770,298	$26,770	$23,884,796	$-	$(104,084)	$(19,756,777)	$4,050,705
Shares issued for cash, net of issuance cost	6,017,500	6,018	2,386,980	-	-	-	2,392,998
Loss for the period	-	-	-	-	-	(1,084,449)	(1,084,449)
Balance as at January 31, 2022	32,787,798	$32,788	$26,271,776	$-	$(104,084)	$(20,841,226)	$5,359,254
Share-based compensation	-	-	406,790		-	-	406,790
Loss for the period	-	-	-		-	(959,441)	(959,441)
Balance as at April 30, 2022	32,787,798	$32,788	$26,678,566		$(104,084)	$(21,800,667)	$4,806,603

Balance as at July 31, 2022	32,787,798	$32,788	$26,678,566	$-	$(104,084)	$(23,008,604)	$3,598,666
Loss for the period	-	-	-	-	-	(684,538)	(684,538)
Balance as at October 31, 2022	32,787,798	$32,788	$26,678,566	$-	$(104,084)	$(23,693,142)	$2,914,128
Shares issued for cash, net of issuance cost	4,449,066	4,449	1,767,521	50,000	-	-	1,821,970
Loss for the period	-	-	-	-	-	(1,461,478)	(1,461,478)
Balance as at January 31, 2023	37,236,864	$37,237	$28,446,087	$50,000	$(104,084)	$(25,154,620)	$3,274,620
Shares issued for cash, net of issuance cost	3,050,936	3,051	1,210,402	(50,000)	-	-	1,163,453
Options exercise	75,000	75	27,334	-	-	-	27,409
Warrants issued for loan modification	-	-	132,869	-	-	-	132,869
Share-based compensation	-	-	466,527	-	-	-	466,527
Loss for the period	-	-	-	-	-	(1,353,342)	(1,353,342)
Balance as at April 30, 2023	40,362,800	$40,363	$30,283,219	$-	$(104,084)	$(26,507,962)	$3,711,536

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

RISE GOLD CORP. (An Exploration Stage Company) NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE NINE-MONTH PERIOD ENDED APRIL 30, 2023 (Expressed in United States Dollars) (Unaudited)

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

The Company is in the early stages of exploration and, as is common with any exploration company, it raises financing for its acquisition activities. The accompanying condensed consolidated interim financial statements have been prepared on the going concern basis, which presumes that the Company will continue operations for the foreseeable future and will be able to realize assets and discharge liabilities in the normal course of business. The Company has incurred a loss of $3,499,357 for the nine-month period ended April 30, 2023 and has accumulated a deficit of $26,507,962. The ability of the Company to continue as a going concern is dependent on the Company's ability to maintain continued support from its shareholders and creditors and to raise additional capital and implement its business plan. There is no assurance that the Company will be able to obtain adequate financing in the future or that such financing will be on terms advantageous to the Company. These events and conditions cast significant doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

As at April 30, 2023, the Company had working capital of $1,204,210 (July 31, 2022 - $636,617).

2. BASIS OF PREPARATION

Generally Accepted Accounting Principles

These unaudited condensed consolidated interim financial statements have been prepared in conformity with generally accepted accounting principles of the United States of America ("US GAAP") and the rules and regulations of the Securities and Exchange Commission ("SEC") for financial information with the instructions to Form 10-Q and Regulation S-K. Results are not necessarily indicative of results which may be achieved in the future. The unaudited condensed consolidated interim financial statements should be read in conjunction with the Company's Annual Report on Form 10-K, which contains the audited financial statements and notes thereto, together with Management's Discussion and Analysis, for the year ended July 31, 2022. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such SEC rules and regulations. These financial statements follow the same accounting policies in the annual financial statements. The operating results for the nine months ended April 30, 2023 are not necessarily indicative of the results that may be expected for the year ended July 31, 2023.

RISE GOLD CORP.
(An Exploration Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE-MONTH PERIOD ENDED APRIL 30, 2023
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

3. CASH AND CASH EQUIVALENTS

As at April 30, 2023, the balance of cash and cash equivalents is $1,298,450 (July 31, 2022: $471,918) of which $1,207,770 (July 31, 2022: $Nil) is cash equivalents related to Guaranteed Investment Certificates (GICs) held during the period.

4. PREPAID EXPENSES

	April 30, 2023	July 31, 2022
Current
Insurance	$16,476	$71,424
Deposits	49,047	342,987
Other	11,521	14,891
Total	$77,044	$429,302

RISE GOLD CORP.
(An Exploration Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE-MONTH PERIOD ENDED APRIL 30, 2023
(Expressed in United States Dollars)
(Unaudited)

5. MINERAL PROPERTY INTERESTS

The Company's mineral properties balance consists of:

Idaho-Maryland, California

July 31, 2022 and April 30, 2023	$4,149,053

Title to mineral properties

Title to mineral properties involves certain inherent risks due to the difficulties of determining the validity of certain mineral titles. Additionally, the potential for problems arising from the frequently ambiguous conveying history characteristic of many mineral properties also exist. As at April 30, 2023, the Company holds title to the Idaho-Maryland Gold Mine Property.

As of April 30, 2023, based on management's review of the carrying value of mineral rights, management determined that there is no evidence that the cost of these acquired mineral rights will not be fully recovered and accordingly, the Company determined that no adjustment to the carrying value of mineral rights was required. As of the date of these consolidated financial statements, the Company has not established any proven or probable reserves on its mineral properties and has incurred only acquisition and exploration costs.

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
FOR THE NINE-MONTH PERIOD ENDED APRIL 30, 2023
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

On May 14, 2018, the Company completed the purchase of the surface rights by making the final payment of $1,300,000.

As at April 30, 2023, the Company has incurred cumulative exploration expenditures of $8,634,272 on the Idaho-Maryland Gold Mine property as follows:

	Nine months ended April 30, 2023	Year ended July 31, 2022

Idaho-Maryland Gold Mine expenditures:
Opening balance	$7,958,346	$7,169,662

Consulting	559,419	549,468
Depreciation	17,115	24,345
Engineering	16,907	91,635
Exploration	(1,091)	(15,856)
Logistics	6,294	3,037
Rent	71,156	88,517
Supplies	6,126	23,433
Sampling	-	24,105
Total expenditures for the period	675,926	788,684

Closing balance	$8,634,272	$7,958,346

RISE GOLD CORP.
(An Exploration Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE-MONTH PERIOD ENDED APRIL 30, 2023
(Expressed in United States Dollars)
(Unaudited)

6. EQUIPMENT
Cost	Drilling equipment
At July 31, 2021	$644,847
At July 31, 2022	$644,847
At April 30, 2023	$644,847

Accumulated depreciation
At July 31, 2021	$69,066
Depreciation	24,345
At July 31, 2022	$93,411
Depreciation	17,115
At April 30, 2023	$110,526

Total carrying value, July 31, 2022	$551,436
Total carrying value, April 30, 2023	$534,321

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

8. RELATED PARTY TRANSACTIONS

Key management personnel consist of the Chief Executive Officer, Chief Financial Officer, and the directors of the Company. The remuneration of the key management personnel is as follows:

a) Salaries of $101,250 (2022 - $101,250) to the CEO of the Company.

b) Director fees of $60,000 (2022 - $60,000) to directors of the Company.

c) During the period ended April 30, 2023, the Company paid $99,426 (2022 - $105,535) in professional and consulting fees to a company controlled by a director of the Company.

d) Share-based compensation of $421,883 (2022 - $406,790) for options granted during the period ended April 30, 2023.

e) As at April 30, 2023 and July 31, 2022, $20,194 and $28,018 were owed to related parties, respectively.

f) As at April 30, 2023, certain directors of the Company purchased an aggregate of 2,394,299 units of the private placement for gross proceeds of $957,720 (2022 - $Nil) (see Note 10).

RISE GOLD CORP.
(An Exploration Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE-MONTH PERIOD ENDED APRIL 30, 2023
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

Loan Payable
Balance, July 31, 2021	$976,587
Interest expense	273,036
Accretion expense	114,907
Balance, July 31, 2022	$1,364,530
Interest expense	267,028
Accretion expense	99,030
Issuance costs	(132,868)
Repayment	(250,000)
Balance, April 30, 2023	$1,347,720

In February 2023, the Company renegotiated its debt agreement with the Lender whereby the Company agreed to pay $250,000 to the Lender and issue 575,000 share purchase warrants to Eridanus. The maturity date of the loan has been extended by one year to September 4, 2024 and the interest rate has been reduced to 15% for a period of 12 months. The renegotiation of the debt was accounted for as a non – substantial debt modification. Accordingly, no gain or loss was recorded and a new effective interest rate of 32.67% was established based on the carrying value of the debt and the revised cash flow. Each warrant entitles the holder to acquire one share at an exercise price of $0.60 for a period of two years from the date of issuance. The fair value of these warrants was calculated to be $132,868 which was netted against the loan payable balance.

The following weighted average assumptions were used for the Black-Scholes pricing model valuation of warrants:

March 17, 2023

Risk-free interest rate	3.54%
Expected life of warrants	2 years
Expected annualized volatility	99.53%
Share price at grant date	$0.48
Exercise price	$0.60
Fair value	$0.23
Dividend	Nil
Forfeiture rate	0%

RISE GOLD CORP.
(An Exploration Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE-MONTH PERIOD ENDED APRIL 30, 2023
(Expressed in United States Dollars)
(Unaudited)

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

The following table shows a continuity of the Company's derivative liability:

		Number of warrants
		accounted for as
	Warrant derivative	derivative liability
Balance, July 31, 2021	$441,766	5,480,083
Expiry	-	(488,438)
Fair value adjustment	(67,856)	-
Balance, July 31, 2022	$373,910	4,991,645
Expiry	-	-
Fair value adjustment	454,418	-
Balance, April 30, 2023	$828,328	4,991,645

For the nine-month period ended April 30, 2023, the Company recorded a total loss on fair value of derivative liability of $454,418 during the period (April 30, 2022 - gain of $252,324).

The following weighted average assumptions were used for the Black-Scholes pricing model valuation of warrants as at April 30, 2023 and July 31, 2022:

	April 30, 2023	July 31, 2022

Risk-free interest rate	3.73%	1.52%
Expected life of warrants	1.18 to 1.31 years	1.93 to 2.05 years
Expected annualized volatility	108.86% to 110.74%	89.49% to 90.89%
Dividend	Nil	Nil
Forfeiture rate	0%	0%

RISE GOLD CORP.
(An Exploration Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE-MONTH PERIOD ENDED APRIL 30, 2023
(Expressed in United States Dollars)
(Unaudited)

11. CAPITAL STOCK AND ADDITIONAL PAID-IN-CAPITAL

Private Placements

On January 31, 2022, the Company completed a non-brokered private placement for gross proceeds totalling $2,407,000 through the issuance of 6,017,500 units at a price of $0.40 per unit, where each unit consists of one share of common stock and one share purchase warrant. Each warrant entitles the holder to acquire one additional common share at an exercise price of $0.60 until January 28, 2024. Certain directors of the Company purchased an aggregate of 2,075,000 units of this private placement for gross proceeds of $830,000. The Company paid legal fees of $14,002 in connection with this financing.

On February 17, 2023, the Company completed a non-brokered private placement over two tranches for gross proceeds totalling $3,000,000 through the issuance of 7,500,000 units in total at a price of $0.40 per unit, where each unit consists of one share of common stock and one-half of one share purchase warrant. Each whole warrant entitles the holder to acquire one additional common share at an exercise price of $0.60 until January 31, 2025 and February 17, 2025. Certain directors of the Company purchased an aggregate of 2,394,299 units of the private placement for gross proceeds of $957,720. The Company paid fees of $4,014 and issued 10,440 finder's warrants relating to the first tranche, where each finder's warrant entitles the holder to acquire one common share at a price of $0.60 until January 31, 2025 and February 17, 2025. The Company paid legal fees of $10,563 in connection with this financing.

Stock Options

On February 21, 2023, the Company granted a total of 1,045,000 stock options with a fair value of $466,527 to employees, officers, directors and consultants of the Company, exercisable at a weighted average price of $0.53 (C$0.72) per share until February 21, 2028.

On February 7, 2022, the Company granted a total of 805,000 stock options with a fair value of $406,790 to employees, officers, directors, and consultants of the Company, exercisable at a weighted average price of $0.65 (C$0.82) per share until February 7, 2027.

The following incentive stock options were outstanding and exercisable as at April 30, 2023:

Number of Options	Weighted Average Exercise Price (C$)	Expiry Date

170,000	1.00	November 30, 2023
280,000	0.70	August 21, 2024
1,338,500	1.20	September 22, 2025
805,000	0.82	February 7, 2027
1,045,000	0.72	February 21, 2028
3,638,500	0.93

RISE GOLD CORP.
(An Exploration Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE-MONTH PERIOD ENDED APRIL 30, 2023
(Expressed in United States Dollars)
(Unaudited)

11. CAPITAL STOCK AND ADDITIONAL PAID-IN-CAPITAL (continued)

As at April 30, 2023, the aggregate intrinsic value of the Company's stock options is $Nil (July 31, 2022 - $Nil).

Stock option transactions are summarized as follows:

	Number of Options	Weighted Average Exercise Price ($C)
Balance outstanding and exercisable, July 31, 2021	2,233,500	1.09
Options granted	805,000	0.82
Balance outstanding and exercisable, July 31, 2022	3,038,500	1.02
Options granted	1,045,000	0.72
Options cancelled	(60,000)	1.08
Options expired	(310,000)	1.20
Options exercised	(75,000)	0.5
Balance outstanding and exercisable, April 30, 2023	3,638,500	$0.93

The following weighted average assumptions were used for the Black-Scholes pricing model valuation of stock options issued during the period ended April 30, 2023 and July 31, 2022:

	April 30, 2023	July 31, 2022

Risk-free interest rate	3.58%	1.38%
Expected life of stock options	5 years	5 years
Expected annualized volatility	122.01%	114.02%
Dividend	Nil	Nil
Forfeiture rate	Nil	0%

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

Warrants

On June 14, 2022, the Company amended the term of 6,308,310 common share purchase warrants by extending their expiry dates by two years and adding an accelerated expiry provision. Between July 3, 2019 and September 21, 2020 the Company issued a total of 6,308,310 warrants to purchase shares of common stock of the Company in connection with various private placement financings and debt financings. 3,959,727 of these warrants were granted with an exercise price of CAD$1.00 per share ("CAD Priced Warrants") or optional currency settlement choice with amended expiry dates ranging from July 3, 2024 to September 9, 2024, and 2,348,583 of these warrants were granted with an exercise price of US$1.00 per share ("USD Priced Warrants") with amended expiry dates ranging from July 31, 2024 to September 21, 2024. All other terms and conditions of the warrants remain unchanged.

RISE GOLD CORP.
(An Exploration Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE-MONTH PERIOD ENDED APRIL 30, 2023
(Expressed in United States Dollars)
(Unaudited)

11. CAPITAL STOCK AND ADDITIONAL PAID-IN-CAPITAL (continued)

The following warrants were outstanding at April 30, 2023:

Number of Warrants	Exercise Price (C$)	Expiry Date

518,406	1.00	July 3, 2024
2,291,321	1.00	August 19, 2024
1,150,000	1.00	September 9, 2024
2,181,917	1.36	July 31, 2024
166,666	1.36	September 21, 2024
6,017,500	0.76	January 28, 2024
2,231,429	0.80	January 31, 2025
1,529,008	0.80	February 17, 2025
575,000	0.80	February 17, 2025
16,661,247	0.91

Warrant transactions are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price (C$)
Balance, July 31, 2021	6,851,379	$1.14
Warrants issued	6,017,500	0.76
Warrants expired	(531,873)	(1.21)
Balance, July 31, 2022	12,337,006	$0.95
Warrants issued	4,335,437	0.80
Warrants expired	(11,196)	1.00
Balance, April 30, 2023	16,661,247	0.91

RISE GOLD CORP.
(An Exploration Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE-MONTH PERIOD ENDED APRIL 30, 2023
(Expressed in United States Dollars)
(Unaudited)

12. SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

During the nine-month periods ended April 30, 2023 and 2022, the Company had the following non-cash financing and investing activities:

For the period ended April 30, 2023:

a) The Company accrued $267,028 of interest expense as part of the outstanding balance of loan payable.

b) The Company issued a total of 575,000 share purchase warrants for loan modification entitling the holder to acquire one share an exercise price of $0.60 until May 17, 2025 with a fair value of $0.23.

For the period ended April 30, 2022:

a) Company accrued $194,952 of interest expense as part of the outstanding balance of loan payable.

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

Business Development

Developments in our Company's business during the July 31, 2022 fiscal year and the nine-month period ended April 30, 2023 include the following:

On June 5, 2023, the Company sent a letter to the Nevada County Board of Supervisors that highlights significant irregularities with the May 10-11 Planning Commission Hearing regarding the Idaho-Maryland Mine Project. The letter details Brown Act violations, egregious abuses of the Company's constitutionally protected rights to due process, as well as the Planning Commission's noncompliance with the County's ethics training and adopted policies for conducting the business of Board-appointed bodies. To view the full version of the press release, please visit https://www.risegoldcorp.com/news_items.

On May 12, 2023, the Company announced the result of the Planning Commission hearing on the Idaho-Maryland Mine Project. The Nevada County Planning Commission held a public hearing on May 10 and May 11, 2023 to consider the Final Environmental Impact Report (the "FEIR"). At the conclusion of the public hearing the Planning Commission recommended to the Nevada County Board of Supervisors that the FEIR not be certified and that the Use Permit be denied. The remaining milestone in the Use Permit process, including the consideration of the FEIR will take place at a Board of Supervisors public hearing to consider and make a final decision on the IMM Project. A majority vote of the five supervisors is required for approval. The County has stated that the Board of Supervisors hearing will take place no sooner than August 2023.

On February 17, 2023, the Company completed the second and final tranche of the non-brokered private placement for gross proceeds of $1,220,374 through the sale of 3,050,936 units at a price of $0.40 per Unit, where each Unit consists of one share of common stock and one-half of one share purchase warrant. Each whole warrant entitles the holder to acquire one additional common share at an exercise price of $0.60 until February 17, 2025. Certain directors of the Company purchased an aggregate of 917,936 Units of this second tranche of the private placement for gross proceeds of $367,174. The Company has paid fees of $1,247 and issued 3,540 finder's warrants relating to the second tranche, where each finder's warrant entitles the holder to acquire one common share at a price of $0.60 until February 17, 2025. The Company has paid associated legal fees of $10563 in connection with this financing. The Company raised a total of $3,000,000 through the sale of 7,500,000 Units.

In February 2023, the Company renegotiated its debt agreement with Eridanus Capital LLC whereby the Company agreed to pay $250,000 to Eridanus to reduce the outstanding balance of the loan and issue 575,000 share purchase warrants to Eridanus. The maturity date of the loan has been extended by one year to September 4, 2024 and the interest rate has been reduced to 15% for a period of 12 months following the date of issuance of the Eridanus Warrants. Each Warrant entitles the holder to acquire one share at an exercise price of $0.60 for a period of two years from the date of issuance. The Eridanus Warrants and any shares acquired upon the exercise of the Eridanus Warrants will be subject to statutory hold periods in accordance with applicable United States and Canadian securities laws. The fair value of these warrants was calculated to be $132,868 which was netted against the loan payable balance.

On February 21, 2023, the Company granted a total of 1,045,000 stock options to employees, officers, directors, and consultants of the Company, exercisable at a weighted average price of $0.53 (C$0.72) per share for a period of five years.

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

Plan of Operations

As at April 30, 2023, the Company had a cash balance of $1,298,450, compared to a cash balance of $471,918 as at July 31, 2022.

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

The Nevada County Planning Commission held a public hearing on May 10 and May 11, 2023 to consider the FEIR. At the conclusion of the public hearing, the Planning Commission recommended to the Nevada County Board of Supervisors that the FEIR not be certified and that the Use Permit be denied.

The remaining milestone in the Use Permit process, including the consideration of the FEIR will take place at a Board of Supervisors public hearing to consider and make a final decision on the IMM Project. A majority vote of the five supervisors is required for approval. The County has stated that the Board of Supervisors hearing will take place no sooner than August 2023.

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

Results of Operations

For the Periods Ended April 30, 2023 and 2022

	Three months	Three months	Nine months	Nine months
	ended April	ended April	ended April 30,	ended April 30,
	30, 2023	30, 2022	2023	2022

EXPENSES
Accretion expense	$41,104	$28,017	$99,030	$85,943
Consulting	186,094	128,605	464,350	399,351
Directors' fees	20,000	20,000	60,000	60,000
Filing and regulatory	13,470	10,629	46,802	26,785
Foreign exchange loss (gain)	(26,781)	7,331	38,699	39,669
General and administrative	147,829	48,198	266,626	262,822
Geological, mineral, and prospect costs	438,319	79,132	675,926	337,691
Interest expense	56,850	71,704	267,028	194,952
Professional fees	181,335	221,727	405,464	458,551
Promotion and shareholder communication	68,947	91,190	154,266	149,597
Salaries	33,750	33,750	101,250	101,250
Share-based compensation	466,527	406,790	466,527	406,790
Loss	$(1,627,444)	$(1,147,073)	$(3,045,968)	$(2,523,401)
Gain (loss) on fair value adjustment on derivative liability	274,107	187,652	(454,418)	252,324
Other income (expense)	(5)	(20)	1,029	14,887
Net loss and comprehensive loss for the period	$(1,353,342)	$(959,441)	$(3,499,357)	$(2,256,190)
Basic and diluted loss per common share	$(0.04)	$(0.03)	$(0.09)	$(0.09)
Weighted average number of common shares outstanding (basic and diluted)	39,742,958	32,787,798	34,483,714	28,798,174

The Company's operating results for the periods ended April 30, 2023 and 2022 are summarized as follows:

Liquidity and Capital Resources

Working Capital

	At April 30, 2023	At July 31, 2022	At July 31, 2021

Current Assets	$1,451,634	$986,577	$1,156,426
Current Liabilities	$247,424	$349,960	$199,902
Working Capital	$1,204,210	$636,617	$956,524

Cash Flows

	For the nine-month period ended April 30, 2023	For the nine-month period ended April 30, 2022

Net Cash used in Operating Activities	$(1,936,299)	$(1,783,874)
Net Cash used in Investing Activities	$-	$-
Net Cash provided by Financing Activities	$2,762,831	$2,392,998
Net increase in Cash During the Period	$826,532	$609,124

As of April 30, 2023, the Company had $1,298,450 in cash, $1,451,634 in current assets, $6,135,008 in total assets, $247,424 in current liabilities and $2,176,048 in non-current liabilities, a working capital of $1,204,210 and an accumulated deficit of $26,507,962.

During the nine-month period ended April 30, 2023, the Company used $1,936,299 (2022 - $1,783,874) in net cash on operating activities. The difference in net cash used in operating activities during the two periods was largely due to the difference between the loss (gain) of the revaluation adjustment of the derivative liability.

The Company had no investing activities during the nine-month period ending April 30, 2023 (April 30, 2022 - $Nil).

The Company received net cash of $2,985,423 (2022 - $2,392,998) from financing activities related to the private placement during the nine-month periods ending April 30, 2023. The Company received cash of $27,408 (2022 - $Nil) from financing activities related to an option exercise during the nine-month periods ending April 30, 2023. The Company also made a loan payment of $250,000 during the period ended April 30, 2023 (2022 - $Nil).

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

As of the end of the period covered by this Report, management of the Company carried out an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, management concluded that the Company's disclosure controls and procedures were not effective as of April 30, 2023 because a material weakness in internal control over financial reporting existed as of that date as a result of a lack of segregation of incompatible duties due to insufficient personnel.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the period ended April 30, 2023 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

The Nevada County Planning Commission held a public hearing on May 10 and May 11, 2023 to consider the FEIR. At the conclusion of the public hearing, the Planning Commission recommended to the Nevada County Board of Supervisors that the FEIR not be certified and that the Use Permit be denied. The remaining milestone in the Use Permit process, including the consideration of the FEIR will take place at a Board of Supervisors public hearing to consider and make a final decision on the IMM Project. A majority vote of the five supervisors is required for approval. The County has stated that the Board of Supervisors hearing will take place no sooner than August 2023.

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

We are an "emerging growth company," as defined in the Jumpstart Our Business Startups Act (the "JOBS Act"). For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our common stock held by non-affiliates exceeds $700 million as of any July 31 before that time, in which case we would no longer be an emerging growth company as of the following April 30. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected to avail ourselves of this exemption from new or revised accounting standards and, therefore, will not be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The Company made no unregistered sales of securities during the quarter covered by this report that have not previously been disclosed on Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed herewith:

3.1	Articles of Incorporation, as amended through March 29, 2017 (1)

3.2	Certificate of Change made effective December 16, 2019 (2)

3.3	Certificate of Amendment dated September 18, 2020 (2)

3.4	Bylaws (3)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

By:	/s/ Benjamin Mossman
Benjamin Mossman Chief Executive Officer and President (Principal Executive Officer)
By:	/s/ Vincent Boon
Vincent Boon Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)
Date	June 14, 2023