Form 10-K
period 2023-07-31
Rise Gold Corp.
filed 2023-10-30
CIK 1424864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________________

FORM 10-K

____________________________

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2023

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

Large accelerated filer ☐	Smaller reporting company ☒
Accelerated filer ☐	Emerging growth company ☐
Non-accelerated filer ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Exchange Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: $19,140,928

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of October 25, 2023, the registrant had 40,362,800 shares of common stock issued and outstanding (the "Shares").

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

PART I

Item 1. Business

DESCRIPTION OF BUSINESS

We are a mineral exploration company that was incorporated in the state of Nevada in 2007. Our primary asset is our interest in the Idaho-Maryland Gold Mine property (the "I-M Mine Property"), which is a major past producing high-grade property near Grass Valley, California, United States, which we own outright through our wholly owned Nevada subsidiary, Rise Grass Valley Inc. ("Rise Grass Valley").

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

Business Development

Developments in our Company's business during the July 31, 2023 fiscal year and subsequent to year end, include the following:

On September 6, 2023, the Company submitted a Petition to the County of Nevada, California (the "County") asserting its vested right to mine at the I-M Mine Property. As demonstrated in the Petition, mining operations on the I-M Mine Property are a vested use, protected under the California and federal Constitutions, and a use permit is not required for mining operations to continue. The Company owns the I-M Mine Property consisting of 175 acres of surface land and a 2,560 acre mineral estate (the "Vested Mine Property"), located in the County. Before the I-M Mine Property was consolidated into its current configuration in 1941, it existed as multiple historical mines and operations.

For the vested right to be recognized by the County, the Company needs to demonstrate the fact that mine operations were being conducted both before and immediately after the County first required a permit to mine in 1954. The Petition and its exhibits are replete with historical evidence that mining was conducted at the I-M Mine Property prior to, during, and after 1954, when the County first required a use permit.

Once vested, this right to mine endures unless it is abandoned, which has not occurred. Abandonment only occurs if two conditions are met: (1) there is evidence of a property owner's actual intent to abandon the vested mining right; and (2) an overt act (or failure to act) demonstrating such intent. The California Supreme Court has held that a vested mining right is not abandoned merely because the mine has been inactive for periods of time, and the Court has found that cessation of use alone does not constitute abandonment of a mine. The evidence set out in the Petition establishes the various previous owners evidenced their intent to retain the vested right to mine by continuously recording mineral reservations, entering into leases, and making plans for resuming mining in the future, even when mining operations were suspended. There is no evidence that any owner of the I-M Mine Property intended to abandon the vested mining right or took an overt act demonstrating that intent (let alone both). In addition, the vested right was already confirmed in 1980 by the County.

The Nevada County Board of Supervisors ("Board of Supervisors") will hold a public hearing regarding the Company's Petition on December 13 and 14, 2023. We are subject to the vested rights being confirmed by the County. A decision on the Petition is not discretionary, rather the Board of Supervisors must decide whether to confirm the vested rights by reviewing the historical facts in light of how the California Supreme Court has interpreted the relevant legal principles.

On September 26, 2023, the Company announced that it intends to raise up to $500,000 through the issuance of 2,500,000 units at a price of $0.20 per unit. Each unit consists of one share of common stock and one-half of one share purchase warrant. Each whole warrant entitles the holder to acquire one additional share of common stock at an exercise price of $0.30 for a period of two years from the date of issuance. Proceeds from the financing will be for general working capital.

On September 26, 2023, the Company granted a total of 397,780 stock options to officers and directors of the Company. The stock options are exercisable at a price of $0.26 per share until September 22, 2028.

Subsequent to July 31, 2023, the Company appointed Joseph Mullin as President and CEO of the Company as at September 25, 2023. Ben Mossman will continue in his position as a director of the Company and serve as an advisor. The Company also appointed two new directors in Clynton Nauman on September 7, 2023, and Daniel Oliver Jr. on July 10, 2023.

On June 5, 2023, the Company sent a letter to the Board of Supervisors that highlights significant irregularities with the May 10 to 11, 2023 Planning Commission Hearing regarding the Company's proposed mining operations at the I-M Mine Property (the "Idaho-Maryland Mine Project"). The letter details Brown Act violations, egregious abuses of the Company's constitutionally protected rights to due process, as well as the Planning Commission's noncompliance with the County's ethics training and adopted policies for conducting the business of Board-appointed bodies. To view the full version of the press release, please visit https://www.risegoldcorp.com/news_items.

On May 12, 2023, the Company announced the result of the County Planning Commission (the "Planning Commission") hearing on the Idaho-Maryland Mine Project. The Planning Commission held a public hearing on May 10 and May 11, 2023 to consider the Final Environmental Impact Report (the "FEIR"). At the conclusion of the public hearing the Planning Commission recommended to the Nevada County Board of Supervisors that the FEIR not be certified and that the Use Permit be denied. The remaining milestone in the Use Permit process, including the consideration of the FEIR will take place at a Board of Supervisors public hearing to consider and make a final decision on the Idaho-Maryland Mine Project. A majority vote of the five supervisors is required for approval.

In February 2023, the Company renegotiated its debt agreement with Eridanus Capital LLC, whereby the Company agreed to pay $250,000 to Eridanus to reduce the outstanding balance of the loan and issue 575,000 share purchase warrants to Eridanus. The maturity date of the loan has been extended by one year to September 4, 2024, and the interest rate has been reduced to 15% for a period of 12 months following the date of issuance of the Eridanus warrants. Each warrant entitles the holder to acquire one share of common stock at an exercise price of $0.60 for a period of two years from the date of issuance. The Eridanus warrants and any shares of common stock acquired upon the exercise of the Eridanus warrants will be subject to statutory hold periods in accordance with applicable United States and Canadian securities laws. The fair value of these warrants was calculated to be $154,218, which was netted against the loan payable balance.

On February 21, 2023, the Company granted a total of 1,045,000 stock options to employees, officers, directors, and consultants of the Company, exercisable at a weighted average price of $0.53 per share for a period of five years.

On February 17, 2023, the Company completed a non-brokered private placement over two tranches for gross proceeds totaling $3,000,000 through the issuance of 7,500,000 units in total at a price of $0.40 per unit, where each unit consisted of one share of common stock and one-half of one share purchase warrant. Each whole warrant entitles the holder to acquire one additional share of common stock at an exercise price of $0.60 until January 31, 2025 and February 17, 2025. Certain directors of the Company purchased an aggregate of 3,870,662 units of the private placement for gross proceeds of $1,548,265. The Company paid fees of $4,014 and issued 10,440 finder’s warrants, where each finder’s warrant entitles the holder to acquire one share of common stock at a price of $0.60 until January 31, 2025 and February 17, 2025. The Company paid legal fees of $10,563 in connection with this financing.

Plan of Operations

As at July 31, 2023, the Company had a cash balance of $758,272, compared to a cash balance of $471,918 as of July 31, 2022.

Our plan of operations for the next 12 months is to complete the vested rights hearings in the County. We are subject to the vested rights being confirmed by the County. If the Board approves the Petition, the next step would be the certification of the Final Environmental Impact Report and approval of the reclamation plan.  If the Board denies the Petition, the County will schedule a public hearing with the Board of Supervisors to consider approval of the original Use Permit application.

On September 6, 2023, the Company submitted a Petition to the County asserting its vested right to mine at the I-M Mine Property. As demonstrated in the Petition, mining operations on the I-M Mine Property are a vested use, protected under the California and federal Constitutions, and a use permit is not required for mining operations to continue. The Board of Supervisors will hold a public hearing regarding the Company's Petition on December 13 and 14, 2023.

The Company had previously submitted the application for a Use Permit to the County on November 21, 2019. On April 28, 2020, with a vote of 5-0, the Board of Supervisors approved the contract for Raney Planning & Management Inc. ("Raney") to prepare an Environmental Impact Report ("EIR") and conduct contract planning services on behalf of the County for the proposed Idaho-Maryland Mine Project. On January 4, 2022, the Company announced that the County government released the Draft EIR for the Idaho-Maryland Mine Project. The public comment period ended on April 4, 2022. On December 16, 2022, the Company announced that the County released the FEIR for the Idaho-Maryland Mine Project.

The County Planning Commission held a public hearing on May 10 and May 11, 2023 to consider the FEIR. At the conclusion of the public hearing, the Planning Commission recommended to the Board of Supervisors that the FEIR not be certified and that the Use Permit be denied.

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

The Company would produce barren rock from underground tunnelling and sand tailings as part of the project which would be used for creation of approximately 58 acres of level and useable industrial zoned land for future economic development in the County.

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

Employees

During the year ended July 31, 2023, and until September 23, 2023, the Company had one full-time employee, which was the former Chief Executive Officer and President, who now serves as an advisor to the Company. Our current Chief Executive Officer and President provides services pursuant to a consulting agreement, and other officers and directors provide services to us on an as-needed basis. We plan to rely on their efforts, as well as those of a number of independent consultants, to manage our operations for the foreseeable future.

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

Item 1A. Risk Factors

Risks Related to Our Business

Increased levels of volatility or a rapid destabilization of global economic conditions could have a material adverse effect on our operations and financial condition.

In recent years, global financial conditions have been characterized by increased volatility which has impacted many industries, including the mining industry. Global financial conditions are subject to sudden and rapid destabilization in response to current and future events, as governmental authorities may have limited resources to respond to such events. Global capital markets continue to experience increased volatility in response to global events such as the significant increase in the rate of inflation in recent years, and the effects of certain countermeasures taken by central banks including increased interest rates. Future economic crises may be precipitated by any number of causes, including natural disasters, epidemics (such as the COVID-19 virus pandemic), geopolitical instability and war (such as the Russian invasion of Ukraine and the current escalating Israel-Palestine conflict), the failure of financial institutions, terrorism, material changes in the price of oil, the volatility of metal prices, and the volatility of global financial markets. Continued increased levels of volatility or a sudden or rapid destabilization of global economic conditions could negatively impact our ability to obtain equity or debt financing or to make other suitable arrangements to finance our Idaho-Maryland Mine Project which, in turn, could have a material adverse effect on our operations and financial condition.

Our ability to continue to operate as a going concern depends on our ability to obtain adequate financing in the future.

The ability of the Company to continue as a going concern is dependent on the Company's ability to maintain continued support from its shareholders and creditors and to raise additional capital and implement its business plan.

There is no assurance that the Company will be able to obtain adequate financing in the future or that such financing will be on terms advantageous to the Company. However, management believes that the Company can raise sufficient working capital to meet its projected minimum financial obligations for the next fiscal year. The accompanying financial statements have been prepared under the assumption that we will continue as a going concern. We are an exploration stage company and we have incurred losses since our inception.

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

Since our inception, we have had no revenue from operations. We have no history of producing products from any of our properties. Our Idaho-Maryland Mine Project is a historic, past-producing mine which, apart from the exploration work that we have completed since 2016, has had very little recent exploration work since 1956. We would require further exploration work in order to reach the development stage. Advancing our I-M Mine Property into the development stage will require significant capital and time, and successful commercial production from the I-M Mine Property will be subject to completing feasibility studies, permitting and re-commissioning of the mine, constructing processing plants, and other related works and infrastructure. As a result, we are subject to all of the risks associated with developing and establishing new mining operations and business enterprises including:

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

The costs, timing, and complexities of exploration, development, and construction activities may be increased by the location of our properties and demand by other mineral exploration and mining companies. It is common in exploration programs to experience unexpected problems and delays during drill programs and, if commenced, development, construction, and mine start-up. In addition, our management and workforce will need to be expanded, and sufficient support systems for our workforce will have to be established. This could result in delays in the commencement of mineral production and increased costs of production. Accordingly, our activities may not result in profitable mining operations, and we may not succeed in establishing mining operations or profitably producing metals at any of our current or future properties, including our I-M Mine Property.

We have a history of losses and expect to continue to incur losses in the future.

We have incurred losses since inception, have had negative cash flow from operating activities, and expect to continue to incur losses in the future. We have incurred the following losses from operations during each of the following periods:

  $3,660,382 for the year ended July 31, 2023
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

Damage to our reputation could adversely affect our company's operations and financial condition.

Our relationship with the communities where we operate is critical to ensure the future success of our existing operations and the construction and development of our I-M Mine Property. Reputational damage can be the result of the actual or perceived occurrence of any number of events, and could include any negative publicity, whether true or not. There is an increasing level of public concern relating to the perceived effect of mining activities on the environment and on communities impacted by such activities. Certain individuals and groups who oppose resource development can often be vocal critics of the mining industry and its practices, including the use of hazardous substances in processing activities and effects on the environment. The increased use of social media and other web-based tools used to generate, publish and discuss user-generated content and to connect with other users has made it increasingly easier for such individuals and groups to communicate and share their opinions and views regarding our company and our activities. Adverse publicity generated by such persons related to extractive industries generally, or our operations or development activities specifically, could have an adverse effect on our reputation. Reputation loss, including reputation loss by other similar mining companies, may result in decreased investor confidence, increased challenges in developing and maintaining community and stakeholder relations and an impediment to our overall ability to advance our I-M Mine Property (including our ability to obtain permits), which could have a material adverse impact on our results of operations, financial condition and prospects. While we are committed to operating in a socially responsible manner, there is no guarantee that our efforts in this respect will mitigate this potential risk. We do not ultimately have direct control over how we are perceived by others and reputational damage could adversely affect our operations and financial condition.

Increasing attention to environmental, social, and governance (ESG) matters may impact our business.

Increasing attention to ESG matters, including those related to climate change and sustainability, and increasing societal, investor and legislative pressure on companies to address ESG matters may result in increased costs, increased investigations and litigation or threats thereof, negative impacts on our stock price and access to capital markets, and damage to our reputation. Increasing attention to climate change, for example, may result in additional governmental investigations and private litigation, or threats thereof, against our company. In addition, some organizations that provide information to investors on corporate governance and related matters have developed ratings processes for evaluating companies on their approach to ESG matters, including climate change and climate-related risks. Such ratings are used by some investors to inform their investment and voting decisions. Unfavorable ESG ratings may lead to negative investor sentiment toward our company and to the diversion of investment to other industries, which could have a negative impact on our stock price and our access to and costs of capital. Additionally, evolving expectations on various ESG matters, including biodiversity, waste, and water, may increase costs, require changes in how we operate and lead to negative stakeholder sentiment.

Risks Related to Mining and Exploration

The I-M Mine Property is in the exploration stage. There is no assurance that we can establish the existence of any mineral reserve on the I-M Mine Property or any other properties we may acquire in commercially exploitable quantities. Unless and until we do so, we cannot earn any revenues from these properties and if we do not do so we will lose all of the funds that we expend on exploration. If we do not establish the existence of any mineral reserve in a commercially exploitable quantity, the exploration component of our business could fail.

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

Any of these risks can materially and adversely affect, among other things, the development of properties, production quantities and rates, costs and expenditures, potential revenues, and production dates. If we were to determine that capitalized costs associated with any of our mineral interests are not likely to be recovered, we would incur a write-down of our investment in these interests. All of these factors may result in losses in relation to amounts spent that are not recoverable, or that result in additional expenses.

Commodity price volatility could have dramatic effects on the results of operations and our ability to execute our business plan.

The price of commodities varies daily. Our future revenues, if any, will likely be derived from the extraction and sale of base and precious metals. The price of those commodities has fluctuated widely, particularly in recent years, and is affected by numerous factors beyond our control, including economic and political trends, expectations of inflation, currency exchange fluctuations, interest rates, global and regional consumptive patterns, speculative activities and increased production due to new extraction developments and improved extraction and production methods. The effect of these factors on the price of base and precious metals, and therefore the economic viability of our business, could negatively affect our ability to secure financing or our results of operations.

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

As we have not completed feasibility studies on our I-M Mine Property and have not commenced actual production, we do not have mineral resources and any estimates may require adjustments or downward revisions. In addition, the grade of ore ultimately mined, if any, may differ from that indicated by future feasibility studies and drill results. Minerals recovered in small scale tests might not be duplicated in large scale tests under on-site conditions or in production scale.

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

Substantial expenditures are required to establish proven and probable reserves through drilling and analysis, to develop metallurgical processes to extract metal, and to develop the mining and processing facilities and infrastructure at any site chosen for mining. Whether a mineral deposit will be commercially viable depends on a number of factors that include, without limitation, the particular attributes of the deposit, such as size, grade, and proximity to infrastructure; commodity prices; and government regulations, including, without limitation, regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting of minerals, and environmental protection. We may invest significant capital and resources in exploration activities and may find it necessary to abandon such investments if we are unable to identify commercially exploitable mineral reserves. The decision to abandon a project may have an adverse effect on the market value of our securities and the ability to raise future financing.

We are subject to significant governmental regulations that affect our operations and costs of conducting our business and may not be able to obtain all required permits and licenses to place our properties into production.

Mining operations on the I-M Mine Property are a vested use, protected under the California and federal Constitutions, and a use permit is not required for mining operations to continue. The Company owns the I-M Mine Property, consisting of 175 acres of surface land and a 2,560 acre mineral estate, located in the County. Before the I-M Mine Property was consolidated into its current configuration in 1941, it existed as multiple historical mines and operations.

For the vested right to be recognized by the County, the Company needs to demonstrate the fact that mine operations were being conducted both before and immediately after the County first required a permit to mine in 1954. The Petition and its exhibits are replete with historical evidence that mining was conducted at the I-M Mine Property prior to, during, and after 1954, when the County first required a use permit.

Once vested, this right to mine endures unless it is abandoned, which has not occurred. Abandonment only occurs if two conditions are met: (1) there is evidence of a property owner's actual intent to abandon the vested mining right; and (2) an overt act (or failure to act) demonstrating such intent. The California Supreme Court has held that a vested mining right is not abandoned merely because the mine has been inactive for periods of time, and the Court has found that cessation of use alone does not constitute abandonment of a mine. The evidence set out in the Petition establishes the various previous owners evidenced their intent to retain the vested right to mine by continuously recording mineral reservations, entering into leases, and making plans for resuming mining in the future, even when mining operations were suspended. There is no evidence that any owner of the I-M Mine Property intended to abandon the vested mining right or took an overt act demonstrating that intent (let alone both). We are subject to the vested rights being confirmed by the County. On September 6, 2023, the Company submitted a Petition to the County asserting its vested right to mine at the I-M Mine Property. The Board of Supervisors will hold a public hearing regarding the Company's Petition on December 13 and 14, 2023.

As previously applied by the Company, under the Use Permit process, the Company's operations, including exploration and, if warranted, development of the I-M Mine Property, require permits from governmental authorities and will be governed by laws and regulations, including:

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

Subsurface mining is allowed in the County M1 Zoning District, where the I-M Mine Property is located, with approval of a "Use Permit". Approval of a Use Permit for mining operations requires a public hearing before the County Planning Commission, whose decision may be appealed to the Board of Supervisors. Use Permit approvals include conditions of approval, which are designed to minimize the impact of conditional uses on neighboring properties.

On November 21, 2019, the Company submitted an application for a Use Permit to the County. On April 28, 2020, with a vote of 5-0, the Board of Supervisors approved the contract for Raney to prepare an EIR and conduct contract planning services on behalf of the County for the proposed Idaho-Maryland Mine Project. The Planning Commission held a public hearing on May 10 and May 11, 2023 to consider the FEIR. At the conclusion of the public hearing, the Planning Commission recommended to the Board of Supervisors that the FEIR not be certified and that the Use Permit be denied.

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

We propose to produce barren rock from underground tunneling and sand tailings as part of the project which would be used for creation of approximately 58 acres of level and useable industrial zoned land for future economic development in the County. A water treatment plant and pond, using conventional processes, would ensure that groundwater pumped from the mine is treated to regulatory standards before being discharged to the local waterways. There is no assurance our Use Permit application will be accepted as submitted. If substantial revisions are required, our ability to execute our business plan will be further delayed.

In 1975, the California Legislature enacted the Surface Mining and Reclamation Act ("SMARA"), which required that all surface mining operations in California have approved reclamation plans and financial assurances. SMARA was adopted to ensure that land used for mining operations in California would be reclaimed post-mining to a useable condition. Pursuant to SMARA, we would be required to obtain approval of a Reclamation Plan from and provide financial assurances to the County for any surface component of the underground mining operation before mining operations could commence. Approval of a Reclamation Plan will require a public hearing before the Planning Commission.

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

Regulations and pending legislation governing issues involving climate change and our obligation to monitor and report on how our operations may impact climate change could result in increased operating costs, which could have a material adverse effect on our business.

A number of governments or governmental bodies have introduced or are contemplating legislative and/or regulatory changes in response to concerns about the potential impact of climate change. Legislation and increased regulation regarding climate change could impose significant costs on us, on our future venture partners, if any, and on our suppliers, including costs related to increased energy requirements, capital equipment, environmental monitoring and reporting, and other costs necessary to comply with such regulations. Many governments and other stakeholders are seeking enhanced disclosure and are moving to enact climate change legislation and treaties at the international, national, state, provincial and local levels. In the United States, the U.S. Securities and Exchange Commission (the "SEC") has proposed climate-related disclosure rules: "The Enhancement and Standardization of Climate-Related Disclosures for Investors". In Canada, the Canadian Securities Administrators have proposed their own climate-related disclosure rules in National Instrument 51-107 - Disclosure of Climate-related Matters. The International Sustainability Standards Board has two proposed international standards for disclosure ("General Requirements for Disclosure of Sustainability Related Information" and "Climate Related Disclosures") which were developed to provide a global baseline of financial reporting disclosure rules for reporting environmental, social and governance (ESG) related issues. Any adopted future climate change regulations and our obligations to report on them could also negatively impact our ability to compete with companies situated in areas not subject to such limitations. Given the emotional and political significance and uncertainty surrounding the impact of climate change and how it should be dealt with, we cannot predict how legislation and regulation will ultimately affect our financial condition, operating performance, and ability to compete. Furthermore, even without such regulation, increased awareness and any adverse publicity in the global marketplace about potential impacts on climate change by us or other companies in our industry could harm our reputation. The potential physical impacts of climate change on our operations are highly uncertain, could be particular to the geographic circumstances in areas in which we operate and may include changes in rainfall and storm patterns and intensities, water shortages, changing sea levels, and changing temperatures. Extreme weather events, such as forest fires, severe storms, floods, drought or more extreme temperatures, all of which may be more frequent and more extreme due to climate change, may affect our operations. Our operations could be adversely affected in various ways, including through damage to our facilities or from increased costs for insurance. Such extreme weather events can also lead to community evacuations, temporary labour shortages, and delays in receiving critical supplies. Water will be a key resource for our operations and inadequate water management and stewardship could have a material adverse effect on our company and our operations. While certain aspects relating to water management are within our ability to control, extreme weather events, resulting in too much or too little water, can negatively impact our water management practices. The effects of climate change may adversely impact the cost, production, and financial performance of our operations.

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

Our properties are currently all located in the United States, and, while most costs associated with these properties are paid in U.S. dollars, a significant amount of our administrative expenses are payable in Canadian dollars. There can be significant swings in the exchange rate between the U.S. dollar and the Canadian dollar. There are no plans at this time to hedge against any exchange rate fluctuations in currencies.

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

I-M Mine Project Location, Description and Access

Property Location

The I-M Mine Property comprises approximately 175 acres (71 hectares) surface land and 2,560 acres (1,036 hectares) of mineral rights located near Grass Valley in the County in northern California, USA. The I-M Mine Property is situated in the Grass Valley-Nevada City Mining District along the western slope of the Sierra Nevada, as shown on the overview map and regional map in Figure 1 and Figure 2, respectively and is located approximately 60 miles northeast of Sacramento, CA and 90 miles west of Reno, NV.

Figure 1: Idaho-Maryland Mine Property Location Overview

Figure 2: Idaho-Maryland Mine Property, Regional Map

Property Description

The recorded owner of the surface land and mineral rights associated with the I-M Mine Property is Rise Grass Valley, a Nevada Corporation and subsidiary of Rise Gold Corp. Rise Grass Valley purchased the I-M Mine Property, inclusive of its mineral rights from the Grantors of the BET Group Estate, as described in the Quitclaim Deed (Document #: 20170001985), on the 25th of January 2017 and additional surface land described as the Mill Site in 2018.

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

The surface land is subject to a tax lien imposed by and payable to the County. The parcels comprising the surface land are currently assessed by the County at a total of approximately US$4.2 million and have a combined annual property tax of US$47,912 for the 2023 tax year. The total amount includes County taxes and Agency taxes. The I-M Mine Property remains in good standing with property taxes for the 2022 tax year paid in full. Property taxes for the 2023 tax year of $23,956 is due on December 11, 2023, and $23,956 is due on April 10, 2024.

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

Land Designation

The Brunswick land and Mill Site is located approximately 1 to 2 miles southeast of the city limits of the City of Grass Valley in the County. The Idaho land is located on Idaho-Maryland Rd adjacent to the city limits of the City of Grass Valley in the County. The I-M Mine Property in relation to city limits is shown on Figure 3. Due to its proximity, the I-M Mine Property is located within the City of Grass Valley's planning area boundary, with Brunswick and Mill Site land located in the "Long-term Annexation" and Idaho land located in the "Near-term Annexation" Sphere of Influence. Based on the City of Grass Valley 2020 General Plan, the planned land use designation for the Brunswick land remains "M-1" Manufacturing/Industrial, while the planned land use designation for the Idaho land is "BP" Business Park (CoGV-CDD, 2009).

Each of the parcels of Brunswick land and Idaho land are positioned within the County's "M1" Light Industrial Zone. Within the "M1" District, surface access to subsurface mining (e.g., vent and escape shafts) is allowed with a Use Permit (County Code § L-II 3.21.). Mineral exploration, however, is distinct from the definitions of "subsurface mining" and "surface mining." Exploration involves the search for economic minerals through the use of geological surveys, geophysical or geochemical prospecting, bore holes and trial pits, and surface or underground headings, drifts, or tunnels (NCC § L-II 3.22(B)(5).). Exploration diamond drilling on M1-Industrial Land is an allowed use and does not require a discretionary permit provided that no water is discharged offsite and disturbance per site is less than 1 acre and 1,000 yd3 material (NCC, 2017).

The Idaho-Maryland Mine Project area is private land and no permits or consultations with the US Bureau of Land Management (BLM) or the US Forest Service (USFS) are required.

Mineral Rights

The I-M Mine Property consists of mineral rights on 10 parcels, including 55 sub parcels, totaling 2,560 acres (1,036 hectares), of full or partial interest, as detailed in Table 2 and displayed in Figure 4. The mineral rights encompass the past producing I-M Mine Property which includes the Idaho and Brunswick underground gold mines.

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

The mineral rights are defined as parcels and sub parcels in a Quitclaim Deed (Document #: 20170001985). All property is described in that Quitclaim Deed by Idaho Maryland Industries Inc. in favor of William Ghidotti and Marian Ghidotti, his wife as tenants in common, dated June 10, 1963. The Quitclaim deed is located at vol. 337, pp. 175-196 in the official records of the County, as recorded on June 12, 1963.

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

The secured loan from Eridanus Capital LLC is registered against the property by a Deed of Trust filed with the County Recorder. There are no other interests registered against or obligations required of the mineral rights of the I-M Mine Property.

Figure 4: Idaho-Maryland Mine Property, Surface and Mineral Rights

Property Access

The I-M Mine Property is situated east of the City of Grass Valley and south of Nevada City, in the western part of the County. State Route 49, State Route 20, and State Route 174 (state highways) connect the Grass Valley area regionally. The Brunswick land and the adjacent Mill Site are situated on the southwestern quadrant of the intersection of the East Bennett Road and Brunswick Road, a road connecting Grass Valley with State Highway 174. Access to the Brunswick land is on East Bennet Road, approximately 2.8 miles east of Grass Valley Center. The Idaho land can be accessed by Idaho Maryland Road or Centennial Drive.

Agreements

Rise owns a 100% interest in the I-M Mine Property and there are no known royalties on future gold production. The secured loan from Eridanus Capital LLC is registered against the property by a Deed of Trust filed with the County Recorder. There are no other known agreements or encumbrances to which the I-M Mine Property is subject.

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

Exploration Permits

All parcels included in the I-M Mine Property are within the “M1” Light Industrial Zoning District of the County. Mineral exploration is allowed in M1 Districts subject to zoning compliance and building permit issuance, if required. Under a Use Permit process, a Use Permit is only required for mineral exploration if one of the following conditions are triggered, as per NCC § L-II 3.22(D)(2):

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

In those instances where a reclamation plan is not required, an erosion control plan as per NCC § L-V 13.14., approved by the County Planning Department, and a grading permit shall be required for those operations in which 50 cubic yards or more of overburden are disturbed as per NCC § L-II 3.22(D)(2) (NCC, 2017).

A building permit, issued by the County, may be required for construction or installation of drilling facilities. A building permit is a ministerial approval. Ministerial approval is a non-discretionary approval.

Surface exploration drilling will be subject to County Noise Regulations. The Noise Element of the County General Plan (2014) establishes maximum allowable exterior noise levels for various land use categories (NC-BOS, 2014).

Subsurface and Surface Mining Permits

Subsurface mining is allowed in the M1 District with approval of a Use Permit. (NCC § L-II 3.21.) Under a Use Permit process, approval of a Use Permit for mining operations requires a noticed public hearing before the Planning Commission, which decision may be appealed to the Board of Supervisors. (NCC § L-II 5.6.) Use Permit approvals include conditions of approval, which are designed to minimize the impact of conditional uses on neighboring properties.

Subsurface mining, including ancillary surface uses, would require the following permits and approvals under a Use Permit process:

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

E. Building Permits for construction of any structures

F. Spill Prevention Control and Countermeasures Plan for underground storage of more than 42,000 gallons of petroleum or above ground storage of more than 10,000 gallons of petroleum

The following permits and approvals may also be required depending on the configuration of the Idaho-Maryland Mine Project and the characteristics of the natural resources found in the Project-vicinity:

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

United States Fish and Wildlife Service ("USFWS")

N. Issuance of a Biological Opinion and Incidental Take Statement for take of any species listed under the Endangered Species Act

Northern Sierra Air Quality Management District ("AQMD")

O. Authority to Construct and Permit to Operate for any regulated air pollutant emitting sources such as diesel generators

History

The I-M Mine Property located in the Grass Valley mining district of northern California was one of the most productive and best-known gold mines in the Unites States, with gold production from the I-M Mine Property dating back to 1863.

The I-M Mine Property, as it now exists, represents a consolidation of a number of important early day producing mines including Eureka, Idaho, Maryland, Brunswick, and Union Hill Mines. Based on historic production records, the I-M Mine Property produced a total of 2.4 Moz of gold at an average mill head grade of approximately 0.5 oz/ton (17.1 gpt). The I-M Mine Property was reportedly the second largest gold mine in the United States in 1941 (Clark, 2005), producing up to 129,000 oz gold per year before being forced to shut down by the US government in 1942 (Shore, 1943). Due to lack of development, a decline in gold production was experienced and recovery from war-time shutdown never occurred.

Historic Exploration & Mine Development

The I-M Mine Propoerty has a rich history of mining work completed between 1863 and 1956 by various operators. Extensive exploration and underground mine development were completed during that time on the I-M Mine Property. The I-M Mine Property and its comprehensive collection of original documents was rediscovered in 1990 by Consolidated Del Norte Ventures Inc., the predecessor company of Emgold Mining Corporation ("Emgold"), and efforts were made to reopen the historic mine.

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

The I-M Mine Property encompasses a system of underground tunnels, many raises, numerous winzes, four inclined shafts, and two vertical shafts. An estimated equivalent of 72.8 miles (117 km) of underground tunnel occur at the I-M Mine Property, assuming typical drift dimensions of 7.5 ft x 8.5 ft (W x H).

Based on available historic records, 883 exploratory holes totaling approximately 234,100 ft (71,354 m) were diamond drilled at a diameter of 7/8" (EX-size). Historic drill logs were not available for review and no historic drill core was preserved from past mining operations at the I-M Mine Property.

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

Production History

Rise has completed a compilation of the mine production data of the I-M Mine Property during historic operation from 1866 through 1955, the final year of production from the mine. Rise estimates that the I-M Mine Property produced a total of 2,414,000 oz of gold from 5,298,000 tons of mill feed and that the life of mine average mill head-grade averaged approximately 0.50 oz/ton (17.1 gpt). Total production for the I-M Mine is detailed in Table 3.

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

A significant amount of production has occurred on the I-M Mine Property which confirms that gold can be recovered, mainly by gravity and flotation methods. Nearly all gold at the I-M Mine Property is free milling, as demonstrated by cyanide leaching of concentrates and tailings by the I-M Mine during past production.

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

Recent Sales of Unregistered Securities

Other than as disclosed in previous quarterly reports on Form 10-Q and current reports on Form 8-K, we have not offered and sold any equity securities that were not registered under the Securities Act during the fiscal year ended July 31, 2023.

Item 6. [Reserved]

Not applicable

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion provides information regarding the results of operations for the years ended July 31, 2023 and 2022 and our financial condition, liquidity and capital resources as of July 31, 2023 and July 31, 2022.

The following discussion and analysis should be read in conjunction with the information set forth in our audited financial statements and the notes thereto as of and for the years ended July 31, 2023 and July 31, 2022.

Results of Operations

For the Years Ended July 31, 2023 and 2022

Our operating results for the years ended July 31, 2023 and 2022 are summarized as follows:

FOR THE YEAR ENDED JULY 31,	2023	2022

EXPENSES
Accretion expense	$149,505	$114,907
Consulting	565,885	527,320
Directors' fees	81,209	80,000
Filing and regulatory	57,751	32,374
Foreign exchange loss	45,134	45,754
General and administrative	363,287	333,888
Geological, mineral, and prospect costs	772,636	788,684
Interest expense	328,097	273,036
Professional fees	757,769	738,119
Promotion and shareholder communication	183,340	165,987
Salaries	135,000	135,000
Share-based payments	466,527	406,790
Loss before other items	$(3,906,140)	$(3,641,859)
Gain on fair value adjustment on warrant derivatives	233,895	67,856
Write-off on payable	-	30,739
Other income	11,863	79,137
Net loss and comprehensive loss for the year	(3,660,382)	(3,464,127)
Basic and diluted loss per common share	$(0.10)	$(0.12)
Weighted average number of common shares outstanding (basic and diluted)	36,393,029	29,803,778

Our operating expenses increased during the year ended July 31, 2023 compared to the prior year primarily as a result of increased costs as a result of increased activities by our Company. These include salaries, filing and regulatory, general and administrative, professional fees, driven by the need for expenses related to obtaining a use permit while planning and researching our mineral properties, along with activities relating to raising funds in the recent private placements.

As a result of the ongoing activities, significant expenses during the year ended July 31, 2023 include:

  Increase in mineral exploration costs to $772,636 (2022 - $788,684) related to activities surrounding the Use Permit application;
  Increase in share-based payments to $466,527 (2022 - $406,790) for the grant of options pursuant to our stock option plan to incentivize management and certain consultants;
  Increase in consulting and professional fees $565,885 and $757,769 respectively (2022 - $527,320 and $738,119, respectively) related to an increase in legal and regulatory items pertaining to the application for a Use Permit to Nevada County California;
  Decrease in other income to $11,863 (2022 - $79,137) as there were less rental income for property use in 2023;

Liquidity and Capital Resources

As of July 31, 2023, the Company had $758,272 in cash, $980,843 in current assets, $5,658,361 in total assets, $508,571 in current liabilities and $2,086,500 in total liabilities, working capital of $472,272 and an accumulated deficit of $26,668,986.

During the year ended July 31, 2023, the Company used $2,476,478 in net cash on operating activities, compared to $2,694,359 in net cash on operating activities during the prior year. The difference in net cash used in operating activities during the year was due to the gain on the fair value of the derivative liability.

During the year ended July 31, 2023, we used net cash of $Nil (2022 - $Nil) in investing activities for the Company.

During the year ended July 31, 2023, the Company received cash from financing activities of $2,762,832 (2022 - $2,392,998) related to the private placements during the year ended July 31, 2023.

The Company expects to operate at a loss for at least the next 12 months. It has no agreements for additional financing and cannot provide any assurance that additional funding will be available to finance its operations on acceptable terms in order to enable it to carry out its business plan. There are no assurances that the Company will be able to complete further sales of its common stock or any other form of additional financing. However, the Company has been able to obtain such financings in the past. If the Company is unable to achieve the financing necessary to continue its plan of operations, then it will not be able to carry out any exploration work on the I-M Mine Property or the other properties in which it owns an interest and its business may fail.

In recent years, global financial conditions have been characterized by increased volatility which has impacted many industries, including the mining industry. Global financial conditions are subject to sudden and rapid destabilization in response to current and future events, as governmental authorities may have limited resources to respond to such events. Global capital markets continue to experience increased volatility in response to global events such as the significant increase in the rate of inflation in recent years, and the effects of certain countermeasures taken by central banks including increased interest rates. Future economic crises may be precipitated by any number of causes, including natural disasters, epidemics (such as the COVID-19 virus pandemic), geopolitical instability and war (such as the Russian invasion of Ukraine and the current escalating Israel-Palestine conflict), the failure of financial institutions, terrorism, material changes in the price of oil, the volatility of metal prices, and the volatility of global financial markets. Continued increased levels of volatility or a sudden or rapid destabilization of global economic conditions could negatively impact our ability to obtain equity or debt financing or to make other suitable arrangements to finance our Idaho-Maryland Mine Project which, in turn, could have a material adverse effect on our operations and financial condition.

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

FOR THE YEAR ENDED JULY 31, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Directors of

Rise Gold Corp.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Rise Gold Corp. (the “Company”) as of July 31, 2023 and 2022, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Rise Gold Corp. as of July 31, 2023 and 2022, and the results of its operations and its cash flows for the years ended July 31, 2023 and 2022, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company incurred a loss of $3,660,382 for the year ended July 31, 2023 and as of that date, had an accumulated deficit of $26,668,986. These events and conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity's internal control over financial reporting. Accordingly, we express no such opinion.

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

Assessment of impairment indicators of mineral property interests

As described in Note 5 to the consolidated financial statements, the carrying amount of the Company’s mineral property interests was $4,149,053 as at July 31, 2023. As more fully described in Note 3, management applies judgment to evaluate its mineral property interests for indicators of impairment whenever events or changes in circumstance indicate that the carrying amount of the asset may not be recoverable.

The principal considerations for our determination that the assessment of impairment indicators of the mineral property interests is a critical audit matter are that there was judgment made by management when assessing whether there were indicators of impairment for the mineral property interests. This in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures to evaluate audit evidence relating to the judgments made by management in their assessment of indicators of impairment that could give rise to the requirement to prepare an estimate of the recoverable amount of the mineral property interests.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures include, among others:

  evaluating management’s assessment of indicators of impairment;
  evaluation of future commodity pricing;
  assessing good standing of mineral property rights; and
  evaluating the Company’s current, past, and planned exploration expenditures and ability to carry out future exploration activity.

We have served as the Company's auditor since 2013.

/s/ DAVIDSON & COMPANY LLP

Vancouver, Canada	Chartered Professional Accountants

October 25, 2023

RISE GOLD CORP.

(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

((Expressed in United States Dollars)

AS AT
	July 31, 2023	July 31, 2022
ASSETS
Current
Cash and cash equivalents	$758,272	$471,918
Receivables	82,529	85,357
Prepaid expenses (Note 4)	140,042	429,302
Total current assets	980,843	986,577

Non-current
Mineral property interests (Note 5)	4,149,053	4,149,053
Equipment (Note 6)	528,465	551,436
Total assets	$5,658,361	$5,687,066

LIABILITIES AND STOCKHOLDERS' EQUITY
Current
Accounts payable and accrued liabilities	$457,412	$321,942
Payable to related parties (Note 8)	51,159	28,018
Total current liabilities	508,571	349,960

Non-current
Loan payable (Note 9)	1,437,914	1,364,530
Derivative liability (Note 10)	140,015	373,910
Total liabilities	2,086,500	2,088,400

Stockholders' equity
Capital stock, $0.001 par value, 400,000,000 shares authorized; 40,362,800 (July 31, 2022 - 32,787,798) shares issued and outstanding (Note 11)	40,363	32,788
Additional paid-in capital (Note 11)	30,304,568	26,678,566
Cumulative translation adjustment	(104,084)	(104,084)
Deficit	(26,668,986)	(23,008,604)
Total stockholders' equity	3,571,861	3,598,666

Total liabilities and stockholders' equity	$5,658,361	$5,687,066

Nature and continuance of operations (Note 1)

Contingency (Note 7)

Subsequent event (Note 15)

Approved and authorized by the Board on October 25, 2023.

"Benjamin Mossman"	Director	"Murray Flanigan"	Director
Benjamin Mossman		Murray Flanigan

The accompanying notes are an integral part of these consolidated financial statements.

RISE GOLD CORP.

(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS

(Expressed in United States Dollars)

FOR THE YEAR ENDED JULY 31,	2023	2022

EXPENSES
Accretion expense (Note 9)	$149,505	$114,907
Consulting	565,885	527,320
Directors' fees	81,209	80,000
Filing and regulatory	57,751	32,374
Foreign exchange loss	45,134	45,754
General and administrative	363,287	333,888
Geological, mineral, and prospect costs (Note 5)	772,636	788,684
Interest expense (Note 9)	328,097	273,036
Professional fees	757,769	738,119
Promotion and shareholder communication	183,340	165,987
Salaries	135,000	135,000
Share-based payments (Note 11)	466,527	406,790
Loss before other items	(3,906,140)	(3,641,859)
Gain on fair value adjustment on derivative liability (Note 10)	233,895	67,856
Write-off on payable	-	30,739
Other income	11,863	79,137
Net loss and comprehensive loss for the year	(3,660,382)	(3,464,127)
Basic and diluted loss per common share	$(0.10)	$(0.12)
Weighted average number of common shares outstanding (basic and diluted)	36,393,029	29,803,778

The accompanying notes are an integral part of these consolidated financial statements.

RISE GOLD CORP.

(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF CASH FLOWS

(Expressed in United States Dollars)

FOR THE YEAR ENDED JULY 31,	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES
Loss for the year	$(3,660,382)	$(3,464,127)
Items not involving cash:
Interest expense	328,097	273,036
Depreciation	22,971	24,345
Share-based payment	466,527	406,790
Accretion expense	149,505	114,907
Gain on fair value adjustment on warrant derivatives	(233,895)	(67,856)
Non-cash working capital item changes:
Receivables	2,828	(41,244)
Prepaid expenses	289,260	(90,268)
Accounts payables and accrued liabilities	135,470	156,050
Payable to related parties	23,141	(5,992)
Net cash used in operating activities	(2,476,478)	(2,694,359)

CASH FLOWS FROM FINANCING ACTIVITIES
Private placement, net of issuance cost (Note 11)	2,985,423	2,392,998
Loan repayment	(250,000)	-
Proceeds from exercise of options	27,409	-
Net cash provided by financing activities	2,762,832	2,392,998

Change in cash and cash equivalents for the year	286,354	(301,361)
Cash and cash equivalents, beginning of year	471,918	773,279
Cash and cash equivalents, end of year	$758,272	$471,918

Supplemental disclosure with respect to cash flows (Note 13)

The accompanying notes are an integral part of these consolidated financial statements.

RISE GOLD CORP.

(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(Expressed in United States Dollars)

	Capital Stock			Cumulative
			Additional Paid-in	Translation
	Number	Amount	Capital	Adjustment	Deficit	Total

Balance as at July 31, 2021	26,770,298	$26,770	$23,884,796	$(104,084)	$(19,544,477)	$4,263,005
Shares issued for cash, net of issuance cost	6,017,500	6,018	2,386,980	-	-	2,392,998
Share-based compensation	-	-	406,790	-	-	406,790
Loss for the year	-	-	-	-	(3,464,127)	(3,464,127)
Balance as at July 31, 2022	32,787,798	$32,788	$26,678,566	$(104,084)	$(23,008,604)	$$3,598,666
Shares issued for cash, net of issuance cost	7,500,002	7,500	2,977,923	-	-	2,985,423
Options exercise	75,000	75	27,334	-	-	27,409
Warrants issued for loan modification	-	-	154,218	-	-	154,218
Share-based compensation	-	-	466,527	-	-	466,527
Loss for the year	-	-	-	-	(3,660,382)	(3,660,382)
Balance as at July 31, 2023	40,362,800	$40,363	$30,304,568	$(104,084)	$(26,668,986)	$3,571,861

The accompanying notes are an integral part of these consolidated financial statements.

RISE GOLD CORP.

(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JULY 31, 2023
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

The Company is in the early stages of exploration and as is common with any exploration company, it raises financing for its acquisition activities. The accompanying consolidated financial statements have been prepared on the going concern basis, which presumes that the Company will continue operations for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of business. The Company has incurred a loss of $3,660,382 for the year ended July 31, 2023 and has accumulated a deficit of $26,668,986. The ability of the Company to continue as a going concern is dependent on the Company's ability to maintain continued support from its shareholders and creditors and to raise additional capital and implement its business plan. There is no assurance that the Company will be able to obtain adequate financing in the future or that such financing will be on terms advantageous to the Company. These events and conditions cast substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

At July 31, 2023, the Company had working capital of $472,272 (2022 - working capital of $636,617).

2. BASIS OF PREPARATION

Generally accepted accounting principles

These consolidated financial statements have been prepared in conformity with generally accepted accounting principles of the United States of America ("US GAAP") for financial information with the instructions to Form 10-K and Regulation S-K.

RISE GOLD CORP. (An Exploration Stage Company) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEAR ENDED JULY 31, 2023 (Expressed in United States Dollars)

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

Functional and reporting currency

The Company and its wholly owned subsidiary, Rise Grass Valley Inc. functional and reporting currency is the United States dollar. Transactions in currencies other than the functional currency of the Company are initially translated into the functional currency by applying the exchange rates prevailing at the date of the transaction. Monetary assets and liabilities denominated in foreign currencies are translated at the exchange rate prevailing at the date of the statement of financial position. Non-monetary assets and liabilities are translated at historical exchange rates, unless the item is carried at fair value, in which case it will be translated at the exchange rate in effect at the date when the fair value was determined. Resulting foreign exchange gains and losses are recognized in income or loss.

RISE GOLD CORP. (An Exploration Stage Company) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEAR ENDED JULY 31, 2023 (Expressed in United States Dollars)

3. SIGNIFICANT ACCOUNTING POLICIES

Derivative liability

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

RISE GOLD CORP. (An Exploration Stage Company) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEAR ENDED JULY 31, 2023 (Expressed in United States Dollars)

3. SIGNIFICANT ACCOUNTING POLICIES (continued)

Loss per share

Basic loss per common share is computed using the weighted average number of common shares outstanding during the year. To calculate diluted loss per share, the Company adjusts net income (loss) attributable to common shareholders and the weighted average number of common shares outstanding for the effects of all dilutive potential common shares such as stock options and warrants. As at July 31, 2023, 3,638,500 outstanding options and 16,661,247 outstanding warrants were excluded from the diluted calculation. In reporting periods when a loss is incurred, potential issuance of shares would be anti-dilutive and, therefore, basic and diluted loss per share are the same.

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

Cash is considered level 1 and classified as cash on hand and held at banks. The derivative liability is recognized at fair value using level 2 inputs as the fair value of derivatives was determined using a Black-Scholes option pricing formula.

Financial instruments, including payable to related parties, accounts payable, accrued liabilities and loan payable are classified as other financial liabilities and are carried at cost, which management believes approximates fair value due to the short-term nature of these instruments.

RISE GOLD CORP. (An Exploration Stage Company) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEAR ENDED JULY 31, 2023 (Expressed in United States Dollars)

3. SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentration of credit risk

The financial instrument which potentially subjects the Company to concentration of credit risk is cash. The Company maintains cash in bank accounts that, at times, may exceed federally insured limits. However, the Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

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

4. PREPAID EXPENSES

	July 31, 2023	July 31, 2022
Insurance	$79,758	$71,424
Deposits	50,539	342,987
Other	9,745	14,891
	$140,042	$429,302

RISE GOLD CORP. (An Exploration Stage Company) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEAR ENDED JULY 31, 2023 (Expressed in United States Dollars)

5. MINERAL PROPERTY INTERESTS

The Company's mineral properties balance consists of:

Idaho-Maryland, California
Ending balance, July 31, 2023 and 2022	$4,149,053

Title to mineral properties

Title to mineral properties involves certain inherent risks due to the difficulties of determining the validity of certain mineral titles as well as the potential for problems arising from the frequently ambiguous conveying history characteristic of many mineral properties. As at July 31, 2023, the Company holds title to the Idaho-Maryland Gold Mine Property.

As of July 31, 2023, based on management's review of the carrying value of mineral rights, management determined that there is no evidence that the cost of these acquired mineral rights will not be fully recovered and accordingly, the Company determined that no adjustment to the carrying value of mineral rights was required. As of the date of these consolidated financial statements, the Company has not established any proven or probable reserves on its mineral properties and has incurred only acquisition and exploration costs.

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

RISE GOLD CORP. (An Exploration Stage Company) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEAR ENDED JULY 31, 2023 (Expressed in United States Dollars)

5. MINERAL PROPERTY INTERESTS (cont'd...)

On January 6, 2017, the Company entered into an option agreement with Sierra Pacific Industries Inc. ("Sierra") to purchase a 100% interest in and to certain surface rights located near Grass Valley, California, United States, contiguous to the Idaho-Maryland Gold Mine property acquired by the Company on January 25, 2017. Pursuant to the option agreement, in order to exercise the option, the Company was required to pay $1,900,000 by March 31, 2017. Upon execution of the option agreement, the Company paid the vendors a non-refundable cash deposit in the amount of $100,000, which was credited against the purchase price of $1,900,000 upon exercise of the option. On April 3, 2017, the Company negotiated an extension of the closing date of the option agreement to June 30, 2017, in return for a cash payment of $200,000, at which time a payment of $1,600,000 was due in order to exercise the option. On June 7, 2017, the Company negotiated an extension of the closing date of the option agreement to September 30, 2017, in return for a cash payment of $300,000, at which time a payment of $1,300,000 was due in order to exercise the option.

On May 14, 2018, the Company completed the purchase of the surface rights by making final payments totalling $1,300,000.

As at July 31, 2023, the Company has incurred cumulative exploration expenditures of $8,730,982 on the Idaho-Maryland Gold Mine property as follows:

	Year ended July 31, 2023	Year ended July 31, 2022

Idaho-Maryland Gold Mine expenditures:
Opening balance	$7,958,346	$7,169,662

Consulting	629,183	549,468
Depreciation	22,971	24,345
Engineering	20,370	91,635
Exploration	(28,183)	(15,856)
Logistics	21,815	3,037
Rent	97,332	88,517
Supplies	9,148	23,433
Sampling	-	24,105
Total expenditures for the year	772,636	788,684

Closing balance	$8,730,982	$7,958,346

RISE GOLD CORP. (An Exploration Stage Company) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEAR ENDED JULY 31, 2023 (Expressed in United States Dollars)

6. EQUIPMENT
Cost	Drilling equipment
At July 31, 2021	$644,847
At July 31, 2022	$644,847
At July 31, 2023	$644,847

Accumulated depreciation
At July 31, 2021	$69,066
Depreciation	24,345
At July 31, 2022	$93,411
Depreciation	22,971
At July 31, 2023	$116,382

Total carrying value, July 31, 2022	$551,436
Total carrying value, July 31, 2023	$528,465

Depreciation of equipment is included in geological, mineral, and prospect costs (Note 5).

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

8. RELATED PARTY TRANSACTIONS

Key management personnel consist of the Chief Executive Officer, Chief Financial Officer, and the directors of the Company. The remuneration of the key management personnel is as follows:

a) Salaries of $135,000 (2022 - $135,000) were paid or accrued to the CEO of the Company.

b) Directors' fees of $81,209 (2022 - $80,000) to directors of the Company.

c) During the year ended July 31, 2023, the Company paid $134,140 (2022 - $141,822) in professional fees to a company controlled by a director of the Company.

d) Share-based compensation of $421,883 (2022 - $394,158) for options granted during the year ended July 31, 2023.

e) As at July 31, 2023, $51,159 (2022 - $28,018) was owed to related parties.

RISE GOLD CORP. (An Exploration Stage Company) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEAR ENDED JULY 31, 2023 (Expressed in United States Dollars)

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

Loan Payable
Balance, July 31, 2021	$976,587
Interest expense	273,036
Accretion expense	114,907
Balance, July 31, 2022	$1,364,530
Interest expense	328,097
Accretion expense	149,505
Issuance costs	(154,218)
Repayment	(250,000)
Balance, July 31, 2023	$1,437,914

In February 2023, the Company renegotiated its debt agreement with the Lender whereby the Company agreed to pay $250,000 applied against unpaid and accrued interest and issue 575,000 share purchase warrants to the Lender. The maturity date of the loan has been extended by one year to September 4, 2024 and the interest rate has been reduced to 15% compounding monthly for a period of 12 months after which it reverts to 25% per annum, compounding monthly. The renegotiation of the debt was accounted for as a non - substantial debt modification. Accordingly, no gain or loss was recorded and a new effective interest rate of 32.67% was established based on the carrying value of the debt and the revised cash flow. Each warrant entitles the holder to acquire one share at an exercise price of $0.60 for a period of two years from the date of issuance. The fair value of these warrants was calculated to be $154,218 which was netted against the loan payable balance.

The following weighted average assumptions were used for the Black-Scholes pricing model valuation of warrants:

February 17, 2023

Risk-free interest rate	4.15%
Expected life of warrants	2 years
Expected annualized volatility	99.02%
Share price at grant date	$0.53
Exercise price	$0.60
Fair value	$0.27
Dividend	Nil
Forfeiture rate	0%

RISE GOLD CORP. (An Exploration Stage Company) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEAR ENDED JULY 31, 2023 (Expressed in United States Dollars)

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

The following table shows a continuity of the Company's fair value of warrant derivative:

	Warrant derivative	Number of warrants accounted for as derivative liability
Balance, July 31, 2021	$441,766	5,480,083
Expiry	-	(488,438)
Fair value adjustment	(67,856)	-
Balance, July 31, 2022	$373,910	4,991,645
Fair value adjustment	(233,895)	-
Balance, July 31, 2023	$140,015	4,991,645

During the year ended July 31, 2023, the Company recorded a gain on fair value adjustment on derivative liability of $233,895 (July 31, 2022 - gain of $67,856).

The following weighted average assumptions were used for the Black-Scholes pricing model valuation of warrants derivative as at July 31, 2023 and July 31, 2022:

	July 31, 2023	July 31, 2022

Risk-free interest rate	4.67%	1.52%
Expected life of warrants	0.93 to 1.05 years	1.93 to 2.05 years
Expected annualized volatility	151.04% to 154.60%	89.49% to 90.89%
Dividend	Nil	Nil
Forfeiture rate	0%	0%

RISE GOLD CORP. (An Exploration Stage Company) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEAR ENDED JULY 31, 2023 (Expressed in United States Dollars)

11. CAPITAL STOCK AND ADDITIONAL PAID-IN CAPITAL

Private Placements

On February 17, 2023, the Company completed a non-brokered private placement over two tranches for gross proceeds totaling $3,000,000 through the issuance of 7,500,000 units in total at a price of $0.40 per unit, where each unit consisted of one share of common stock and one-half of one share purchase warrant. Each whole warrant entitles the holder to acquire one additional share of common stock at an exercise price of $0.60 until January 31, 2025 and February 17, 2025. Certain directors of the Company purchased an aggregate of 2,394,299 units of the private placement for gross proceeds of $957,720. The Company paid fees of $4,014 and issued 10,440 finder's warrants relating to the first tranche, where each finder's warrant entitles the holder to acquire one share of common stock at a price of $0.60 until January 31, 2025 and February 17, 2025. The Company paid legal fees of $10,563 in connection with this financing.

On January 31, 2022, the Company completed a non-brokered private placement for gross proceeds totalling $2,407,000 through the issuance of 6,017,500 units at a price of $0.40 per unit, where each unit consisted of one share of common stock and one share purchase warrant. Each warrant entitles the holder to acquire one additional share of common stock at an exercise price of $0.60 until January 28, 2024. Certain directors of the Company purchased an aggregate of 2,075,000 units of this private placement for gross proceeds of $830,000. The Company has paid associated legal fees of $14,002 in connection with this financing.

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

The following incentive stock options were outstanding and exercisable as at July 31, 2023:

Number of Options	Weighted Average Exercise Price (C$)	Expiry Date
170,000	1.00	November 30, 2023
280,000	0.70	August 21, 2024
1,338,500	1.20	September 22, 2025
805,000	0.82	February 7, 2027
1,045,000	0.72	February 21, 2028
3,638,500	0.93

RISE GOLD CORP. (An Exploration Stage Company) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEAR ENDED JULY 31, 2023 (Expressed in United States Dollars)

11. CAPITAL STOCK AND ADDITIONAL PAID-IN CAPITAL (continued)

As at July 31, 2023, the aggregate intrinsic value of the Company's stock options is $Nil (2022 - $Nil).

Stock option transactions are summarized as follows:

	Number of Options	Weighted Average Exercise Price ($C)
Balance outstanding and exercisable, July 31, 2021	2,233,500	1.09
Options granted	805,000	0.82
Balance outstanding and exercisable, July 31, 2022	3,038,500	1.02
Options granted	1,045,000	0.72
Options cancelled	-60,000	1.08
Options expired	-310,000	1.20
Options exercised	-75,000	0.50
Balance outstanding and exercisable, July 31, 2023	3,638,500	$0.93

The following weighted average assumptions were used for the Black-Scholes pricing model valuation of stock options issued during the year ended July 31:

	2023	2022

Risk-free interest rate	3.58%	1.38%
Expected life of stock options	5 years	5 years
Expected annualized volatility	122.01%	114.02%
Dividend	Nil	Nil
Forfeiture rate	0%	0%

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

RISE GOLD CORP. (An Exploration Stage Company) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEAR ENDED JULY 31, 2023 (Expressed in United States Dollars)

11. CAPITAL STOCK AND ADDITIONAL PAID-IN CAPITAL (continued)

The following warrants were outstanding as at July 31, 2023:

Number of Warrants	Exercise Price (C$)	Expiry Date
518,406	1.00	July 3, 2024
2,291,321	1.00	August 19, 2024
1,150,000	1.00	September 9, 2024
2,181,917	1.36	July 31, 2024
166,666	1.36	September 21, 2024
6,017,500	0.76	January 28, 2024
2,231,429	0.80	January 31, 2025
1,529,008	0.80	February 17, 2025
575,000	0.80	February 17, 2025
16,661,247	0.91

Warrant transactions are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price (C$)
Balance, July 31, 2021	6,851,379	1.14
Warrants issued	6,017,500	0.76
Warrants expired	(531,873)	(1.21)
Balance, July 31, 2022	12,337,006	0.95
Warrants issued	4,335,437	0.80
Warrants expired	(11,196)	(1.00)
Balance, July 31, 2023	16,661,247	$0.91

RISE GOLD CORP. (An Exploration Stage Company) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEAR ENDED JULY 31, 2023 (Expressed in United States Dollars)

12. INCOME TAXES

A reconciliation of income taxes (recovery) at statutory rates with the reported taxes is as follows:

	2023	2022

Loss before income taxes	$(3,660,382)	$(3,464,127)

Expected income tax (recovery) at statutory tax rates	$(978,000)	$(887,000)
Change in statutory, foreign tax, foreign exchange rates and other	703,000	1,068,000
Permanent differences	125,000	101,000
Adjustment to prior years provision versus statutory tax returns and expiry of non-capital losses	(1,391,000)	-
Change in unrecognized deductible temporary difference	1,541,000	(282,000)

Income tax recovery	$-	$-

Significant components of deferred tax assets (liabilities) that have not been included on the Company's consolidated balance sheet are as follows:

	2023	2022

Deferred tax assets (liabilities):
Exploration and evaluation assets	$310,000	$49,000
Mineral property interest	(87,000)	(21,000)
Non-capital losses available for future period	4,125,000	1,630,000
	4,348,000	1,658,000
Unrecognized deferred tax assets	(4,348,000)	(1,658,000)
Net deferred tax assets	$-	$-

The Company has approximately $11,502,000 (2022 - $6,100,000) in net operating losses which may be carried forward and applied against taxable income in future years.

The significant components of the Company's temporary differences, unused tax credits and unused tax losses that have not been included on the consolidated statement of financial position are as follows:

	2023	Expiry Date Range	2022	Expiry Date Range
Temporary Differences
Exploration and evaluation assets	$1,161,000	No expiry date	$181,000	No expiry date
Equipment	(326,000)	No expiry date	81,000	No expiry date
Non-capital losses available for future period	11,502,000	2027 to Indefinite	6,100,000	2027 to Indefinite
USA	$12,337,000	2027 to Indefinite	$6,362,000	2027 to Indefinite

Tax attributes are subject to review and potential adjustments by tax authorities.

RISE GOLD CORP. (An Exploration Stage Company) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEAR ENDED JULY 31, 2023 (Expressed in United States Dollars)

13. SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

During the years ended July 31, 2023 and 2022, the Company had the following non-cash financing and investing activities:

For the year ended July 31, 2023:

a) The Company accrued $328,097 of interest expense as part of the outstanding balance of loan payable.

b) The Company issued a total of 575,000 share purchase warrants for loan modification entitling the holder to acquire one share an exercise price of $0.60 until May 17, 2025 with a total fair value of $154,218.

For the year ended July 31, 2022:

a) The Company accrued $273,036 of interest expense as part of the outstanding balance of loan payable.

During the years ended July 31, 2023, the Company had the following cash financing and investing activities:

  The Company paid $250,000 and applied it against unpaid and accrued interest on its loan payable.

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

15. SUBSEQUENT EVENT

Subsequent to July 31, 2023, the Company granted a total of 397,780 stock options to officers and directors of the Company. The stock options are exercisable at a price of $0.26 per share until September 22, 2028.

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

As of the end of the period covered by this Report, our management carried out an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, management concluded that our disclosure controls and procedures were not effective as of July 31, 2023 because of a material weakness in internal control over financial reporting that existed as of that date, as more fully described below.

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

We carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of its internal control over financial reporting as of July 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated 2013 Framework. Management concluded that our company's internal control over financial reporting was not effective as of July 31, 2023 because a material weakness in internal control over financial reporting existed as of that date as a result of a lack of segregation of incompatible duties due to insufficient personnel. A material weakness is a deficiency or a combination of control deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Control over Financial Reporting

There were no changes in our company's internal control over financial reporting during the period ended July 31, 2023 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The names, ages and titles of the members of our Board of Directors and our executive officers are as follows:

Name	Age	Position
Joseph Mullin	50	President and Chief Executive Officer
Vince W. Boon	42	Chief Financial Officer, Treasurer
Murray G. Flanigan	57	Director
John G. Proust	64	Director
Benjamin Mossman	46	Director
Thomas I. Vehrs	76	Director
Lawrence W. Lepard	66	Director
Daniel Oliver Jr.	51	Director
Clynton R. Nauman	74	Director

Directors serve as such until our next annual stockholder meeting, or until their successors are elected and qualified. Officers hold their positions at the will of the Board of Directors. As of July 31, 2023, there were no arrangements, agreements or understandings between non-management security holders and management under which non-management security holders may directly or indirectly participate in or influence the management of our company's affairs other than as disclosed in this Report.

Joseph Mullin, President and Chief Executive Officer

Joseph Mullin was appointed Chief Executive Officer and President of the Company on September 23, 2023. Mr Mullin has over 25 years of experience in corporate finance, private equity, restructuring, and early-stage mineral exploration. He was previously the President of Virginia Energy Resources Inc. and led its sale to Consolidated Uranium Inc. Prior to that Mr. Mullin was the CEO of QuestEx Gold & Copper Ltd. for two and a half years leading up to its sale to Skeena Resources Ltd. He began his career as a Financial Analyst at Goldman Sachs, and subsequently worked at Invesco Ltd. and Millennium Global Investments Ltd. Mr. Mullin is the Managing Member of Mount Arvon Partners LLC, and he is currently an Independent Director of FireFox Gold Corp. and Pure Energy Minerals Ltd. Mr. Mullin has been involved in metals and mining in the United States, Canada, Brazil and Europe. Mr. Mullin holds an A.B. from Harvard University.

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

Benjamin W. Mossman, Director

Benjamin W. Mossman, P.Eng, was appointed to our Board of Directors on August 1, 2016. Prior to September 23, 2023, Mr. Mossman served as our Chief Executive Officer and President for more than six years. He currently serves as an advisor to the Company. Mr. Mossman is a mining engineer with over 20 years of experience in the mining industry including experience in capital markets, project evaluation, acquisitions, and mine operations and development. He was formerly the President, Chief Executive Officer and a director of Banks Island Gold Ltd., a dormant mining company, formerly listed on the TSX Venture Exchange and currently in receivership. See "Involvement in Certain Legal Proceedings" below.

Thomas I. Vehrs, Director

Thomas I. Vehrs was appointed to our Board of Directors on April 18, 2017. Dr. Vehrs is a highly regarded and experienced exploration geologist with over 40 years of experience in the Americas. During his career, Dr. Vehrs has conducted and managed numerous exploration programs resulting in the discovery and delineation of major copper, gold and silver deposits, including the Los Pelambres porphyry copper deposit in Chile, the Northumberland sediment-hosted gold deposit in central Nevada, the Rio Blanco porphyry copper deposit in northern Peru and orogenic gold deposits in Central Guatemala. For the past ten years, Dr. Vehrs held the position of Vice President of Exploration for Fortuna Silver Mines and was responsible for the development and execution of exploration programs at the Caylloma Mine in Peru and the San Jose Mine in southern Mexico. During this period, Fortuna Silver Mines was successful in expanding the resources, reserves and production rate at the San Jose Mine resulting in a market capitalization in excess of $1 billion. Dr. Vehrs holds a Ph.D. in geology from Syracuse University and served as an officer in the U.S. Army Corps of Engineers.

Murray G. Flanigan, Director

Murray G. Flanigan was elected to our Board of Directors on June 27, 2019. Mr. Flanigan is a management consultant providing financial advisory services to a number of public and private oil and gas and technology companies in North America and abroad. Mr. Flanigan is a Chartered Professional Accountant and a Chartered Financial Analyst with expertise in corporate finance, mergers and acquisitions, international taxation, risk management, banking, treasury, corporate restructuring and accounting, and has served as Chief Financial Officer for various public and private companies. Mr. Flanigan was formerly a Managing Principal and the CFO of Kepis & Pobe Financial Group Inc., where he served for over ten years and was responsible for all aspects of the company’s accounting, financing, treasury, tax, and legal affairs including overseeing the company’s corporate development activities. Prior to founding his own consulting company, Mr. Flanigan served as Senior Vice President, Corporate Development and CFO of Qwest Investment Management Corp., where he was responsible for regulatory reporting and corporate filings for over 15 private and publicly listed companies and limited partnerships in Qwest’s portfolio, as well as arranging and closing numerous equity and debt financings. Mr. Flanigan also served as VP Corporate Development for Adelphia Communications Corporation, overseeing the company’s financial restructuring and ultimate sale to Time Warner Inc. and Comcast Corporation for approximately US$18 billion.

Lawrence W. Lepard, Director

Lawrence W. Lepard was appointed to our Board of Directors on August 19, 2019. Mr. Lepard is Managing Partner at Equity Management Associates, an investment fund focused on the precious metals sector and which has over US$60M under management. Mr. Lepard previously spent 25 years as a professional investor and venture capitalist with Geocapital Partners in New Jersey and Summit Partners in Boston, MA. Mr. Lepard is currently a director for Lavras Gold and Cabral Gold. He has an MBA with Academic Distinction from Harvard Business School and a BA in Economics from Colgate University.

Daniel Oliver Jr., Director

Daniel Oliver Jr. was appointed to our Board of Directors on July 20, 2023. Mr. Oliver manages Myrmikan Gold Fund, which makes investments in the precious metals mining sector. Mr. Oliver brings finance and legal expertise to the board. He graduated from Columbia Law School with honors in 2001 and practiced law at Simpson Thacher & Bartlett in New York as well as at Wallison & Wallison, a boutique law firm specializing in high-dollar business litigation and appeals in the financial sector. Mr. Oliver obtained an MBA from INSEAD in 2005. After co-founding two venture companies, Mr. Oliver joined Bearing Capital, LLC, a private equity firm in Buenos Aires focused on Latin American commodities investments. He is currently a director of Guanajuato Silver Co. Ltd and President of the Committee for Monetary Research & Education, an organization founded by prominent economists and businessmen in 1970 in opposition to the Bretton Woods monetary system.

Clynton R. Nauman

Clynton R. Nauman was appointed to our Board of Directors on September 7, 2023. Mr. Nauman has more than 45 years of diversified operating experience in the mining industry ranging from exploration to mine construction and mine operations as well as business development, mine financing and senior management in the precious metals, base metals and coal sectors. Mr. Nauman also co-founded and grew a successful industrial environmental services company focused on reclamation of historical mine-related liabilities in Canada and the United States. Mr. Nauman was the Chairman and Chief Executive Officer of Alexco Resource Corp., Alexco Environmental Group Inc. and Asset Liability Management Group ULC until September 2022. He previously served as President of Viceroy Gold Corporation, Viceroy Minerals Corporation and was a director of Viceroy Resource Corporation, positions he held from February 1998 until February 2003. Mr. Nauman also previously served on the Boards of Novagold Resources Inc, Nova Copper Inc (now Trilogy Metals Inc), and Spectrum Gold Inc. Mr. Nauman was a General Manager of Kennecott Minerals from 1993 to 1998, where he oversaw the permitting, redevelopment, startup and operation of the Greens Creek Mine which lies within the Admiralty Island National Monument in Southeast Alaska. Mr. Nauman holds an Honours Bachelor of Science in Geology from Otago University, New Zealand.

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

Mr. Mossman, Banks, and two other former employees of Banks, were subject to summary conviction proceedings commenced in August 2016 for alleged violations of the British Columbia provincial Environmental Management Act (the "EMA"), the Provincial Water Act, and the federal Fisheries Act. The charges are related to the active mining operations conducted by Banks at and on Banks Island, BC during the period from 2014 to 2016. The court found Mr. Mossman not guilty and acquitted him of all, but two, charges under the EMA and Fisheries Act. For those two minor offences, the court imposed a C$15,000 global fine against Mr. Mossman. All charges were dropped against one former employee and against Banks, and the court dismissed all charges against the other former employee for whom charges were not dropped.

In a second trial, the Crown charged Mr. Mossman with obstruction of justice related to the investigation of the underlying charges laid under the EMA and the other provincial and federal environmental regulations. The court acquitted him of that charge on March 6, 2019. No appeal of the acquittal was filed by the Crown.

Subsequent to the decision in the first trial, the Crown filed an appeal regarding certain of the original determinations as they relate to Mr. Mossman. The summary conviction appeal was heard by the BC Supreme Court in May 2019. Mr. Mossman and the remaining employee cross-appealed the two convictions held against them. In February 2020, the court issued its decision and ordered a new trial in the matter for Mr. Mossman and the former employee. The two convictions and Mr. Mossman's C$15,000 fine relating to the incident were also set aside by the court. Counsel for Mr. Mossman sought leave to appeal the BC Supreme Court decision to the BC Court of Appeal, which was dismissed as part of the order for a new trial. The Supreme Court of Canada dismissed an application by Mr. Mossman to appeal the order for a new trial.

The new trial commenced in 2022 in which charges against the only remaining former employee of Banks, other than Mr. Mossman, were dropped, and concluded on July 26, 2023. Mr. Mossman was acquitted on charges of failing to report environment spills and the dumping or discharging of mine wastes and conducting unauthorized work in or about a stream on the property. He was found guilty of 13 environmental violations in relation to certain waste discharges at the Banks mining site and on September 26, 2023, Mr. Mossman was fined a total of approximately C$30,000 in connection with all of the offences.

Both Mr. Mossman and the Crown have filed appeals from this trial. The Crown has appealed all acquittals. Mr. Mossman has appealed all convictions. The hearing of both appeals has been scheduled for the week of January 15, 2024.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires a company's directors and officers, and persons who own more than 10% of any class of a company's equity securities which are registered under Section 12 of the Exchange Act, to file with the SEC initial statements of beneficial ownership on Form 3, reports of changes in ownership on Form 4, and annual reports on Form 5 concerning their ownership of and transactions concerning our common stock and other equity securities. Such officers, directors and 10% stockholders are also required to furnish the company with copies of all Section 16(a) reports they file. Based solely on our review of the copies of such forms received by the company, or written representations from the reporting persons as of the date of this Report, management believes that all Section 16(a) filing requirements applicable to directors, officers and 10% stockholders with respect to the fiscal year ended July 31, 2023 have been fulfilled, except that Daniel Oliver filed three late reports relating to five transactions.

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

Item 11. Executive Compensation.

The following table sets forth information with respect to the compensation awarded or paid to Benjamin W. Mossman, our Chief Executive Officer, President and a director and Vince Boon, our Chief Financial Officer and Treasurer (the "Named Executive Officers"), for all services rendered in all capacities to our company during the past two fiscal years. As of July 31, 2023, we did not have any other executive officers or former executive officers who had received total compensation in excess of US$100,000 during the fiscal year ended July 31, 2023. Pursuant to Item 402(m)(4) of Regulation S-K, we have omitted certain columns from the table since there was no compensation awarded to, earned by or paid to the Named Executive Officer that was required to be reported in such columns in either year. Mr. Mossman continued to serve as our Chief Executive Officer and President during the current fiscal year until September 23, 2023, when he was succeeded by Joseph Mullin and Mr. Mossman became an advisor to our company.

Summary Compensation Table
Name and Principal Position	Year Ended July 31	Salary ($)	Stock Awards ($)	Option Awards ($) (1)(2)	Total ($)
Benjamin W. Mossman, Chief Executive Officer	2023	135,000	-	198,750	333,750
	2022	135,000	-	195,000	330,000
Vince W. Boon, Chief Financial Officer	2023	46,787	-	39,750	86,537
	2022	47,274	-	26,000	73,274

(1) See Note 11 of the notes to our audited financial statements included in this Report for a description of the assumptions made in the valuation of option awards.

(2) Represents share-based payments related to options vesting during the years presented.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information relating to the options held by the Named Executive Officers as of July 31, 2023:

Outstanding Equity Awards at Fiscal Year-End
Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares That Have Not Vested (#)	Market Value of Shares That Have Not Vested ($)
Benjamin W. Mossman	1,338,500 (1) 300,000 375,000	$0.90 $0.65 $0.53	September 22, 2025 February 7, 2027 February 21, 2028	Nil	Nil
Vince W. Boon	10,000 40,000 75,000	C$0.70 $0.65 $0.53	August 21, 2024 February 7, 2027 February 21, 2028	Nil	Nil

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

The Executive Employment Agreement included compensation provisions for Mr. Mossman if there is a change of control, he is terminated without just cause, he resigns under circumstances contemplated in the Executive Employment Agreement or he dies while in our employment. If there is a change of control and Mr. Mossman is terminated within one (1) year of the date of a change of control or if Mr. Mossman terminates his employment with us upon the occurrence of certain events, including a material adverse and fundamental change in his overall authority and responsibilities, Mr. Mossman will be entitled to a lump sum amount equal to three (3) years of Mr. Mossman's then applicable annual salary. If Mr. Mossman is otherwise terminated without just cause, Mr. Mossman will be entitled to an amount equal to three (3) months of Mr. Mossman's then applicable annual salary and will also be entitled to maintain in effect, until the earliest of the expiration of 18 months and the death of Mr. Mossman, participation in certain of our benefit plans and stock option plans. If Mr. Mossman dies while employed with us, Mr. Mossman's estate, subject to compliance with stock exchange requirements, our stock option plan, and the terms of the Executive Employment Agreement, will be entitled to continue Mr. Mossman's participation in our stock option plan.

While serving as Chief Executive Officer and President, Mr. Mossman devoted all of his working time to our business. Currently, we expect our executive officers to allocate approximately 40-50% of their working time to our business.

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

The following table sets out compensation for the year ended July 31, 2023 of those individuals who served as directors during that year but did not qualify as Named Executive Officers.

Name	Fees Earned or Paid in Cash	Option Awards	Total
Murray G. Flanigan	$20,000(1)	$55,650	$75,650
Thomas I. Vehrs	$20,000 (1)	$55,650	$75,650
John G. Proust	$154,140(2)	$55,650	$209,790
Lawrence W. Lepard	$20,000(1)	$55,650	$75,650

(1)	Represents directors' fees
(2)	Includes fees totaling $134,140 paid to a management services company owned by John Proust

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the beneficial ownership of our common stock as of October 25, 2023 by (a) each person who serves as a director and/or is identified as a "Named Executive Officer" of Rise in Item 11, "Executive Compensation," above, and by all of our current directors and executive officers as a group, and (b) each person known by us to beneficially own more than 5.0% of any class of our voting securities.

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

For the purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named below, any shares that such person or group of persons has the right to acquire within 60 days of October 25, 2023 is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class(1)
Named Executive Officer and Directors

Benjamin W. Mossman	2,551,183 (2)	6.00%

Vince W. Boon	155,000 (3)	*

Murray G. Flanigan	478,125 (4)	1.17%

John G. Proust	3,237,399 (5)	7.72%

Thomas I. Vehrs	327,500 (6)	*

Lawrence W. Lepard	6,434,281(7)	15.06%

Daniel Oliver Jr.	4,346,753 (8)	10.35%

Clynton R. Nauman	94,070(9)	*

Executive Officers and Directors as a Group (9 persons)	17,624,311 (2)(3)(4)(5)(6)(7)(8)(9)	35.96%

5% Owners

EMA GARP FUND, LP 211 Grove Street Wellesley, Massachusetts 02482	3,367,156 (10)	8.12%

Myrmikan Gold Fund, LLC 713 Silvermine Road New Canaan, Connecticut 06840	3,763,683 (11)	9.08%

Yamana Gold Inc. Royal Bank Plaza, North Tower 200 Bay Street, Suite 2200 Toronto, Ontario M5J 2J3	2,754,973 (12)	6.83%

VBS Exchange Pty Ltd. Level 12, 644 Chapel St. South Yarra, Melbourne Victoria, Australia 3141	4,750,000 (13)	11.28%

Michael Gentile 305 Av. Brock N Montreal, QC H4X 2G4	4,053,000 (14)	9.59%

(1)	Based on 40,362,800 shares of common stock issued and outstanding as of October 25, 2023.
(2)

Benjamin W. Mossman, a director and our former Chief Executive Officer and President, holds 377,329 shares of common stock, 155,714 warrants, 35,714 of which are exercisable into common stock at a price of C$1.00 per share until July 3, 2024, 20,000 of which are exercisable into common stock at a price of $1.00 per share until July 31, 2024, 50,000 of which are exercisable into common stock at a price of $0.60 per share until January 28, 2024, and 50,000 of which are exercisable into common stock at a price of $0.60 per share until January 31, 2025 and 2,018,140 stock options, 1,338,500 of which are exercisable into common stock at a price of $0.90 per share until September 22, 2025, 300,000 of which are exercisable into common stock at a price of $0.65 per share until February 7, 2027, 375,000 of which are exercisable into common stock at a price of $0.53 per share until February 21, 2028, and 4,640 of which are exercisable into common stock at a price of $0.26 per share until September 22, 2028.

(3)

Vince W. Boon, our Chief Financial Officer and Treasurer, holds 155,000 stock options, 10,000 of which are exercisable into common stock at a price of C$0.70 per share until August 21, 2024, and 40,000 of which are exercisable into common stock at a price of $0.65 per share until February 7, 2027, 75,000 of which are exercisable into common stock at a price of $0.53 per share until February 21, 2028, and 30,000 of which are exercisable into common stock at a price of $0.26 per share until September 22, 2028.

(4)

Murray G. Flanigan, a director, indirectly beneficially owns 138,750 shares of common stock and 94,375 warrants, 50,000 which are exercisable into common stock at a price of $0.60 per share until January 28, 2024 and 44,375 of which are exercisable into common stock at a price of $0.60 per share until January 31, 2025. Mr. Flanigan also holds 245,000 stock options, 40,000 of which are exercisable into common stock at a price of C$0.70 per share until August 21, 2024, 100,000 of which are exercisable into common stock at a price of $0.65 per share until February 7, 2027 and 105,000 of which are exercisable into common stock at a price of $0.53 per share until February 21, 2028.

(5)

John G. Proust, a director, directly and indirectly beneficially owns 1,659,626 shares of common stock. Mr. Proust indirectly beneficially owns 1,027,773 warrants, 700,000 of which are exercisable into common stock at a price of $0.60 per share until January 28, 2024, 131,305 of which are exercisable into common stock at a price of $0.60 per share until January 31, 2025, 196,468 of which are exercisable into common stock at a price of $0.60 per share until February 17, 2025 and holds 550,000 stock options, 150,000 of which are exercisable into common stock at a price of C$1.00 per share until November 29, 2023, 75,000 of which are exercisable into common stock at a price of C$0.70 per share until August 21, 2024, 100,000 of which are exercisable into common stock at a price of $0.65 per share until February 7, 2027, 105,000 of which are exercisable into common stock at a price of $0.53 per share until February 21, 2028 and 120,000 of which are exercisable into common stock at a price of $0.26 per share until September 22, 2028.

(6)

Thomas I. Vehrs, a director, holds 25,000 shares of common stock and 12,500 warrants which are exercisable into common stock at a price of $0.60 per share until January 31, 2025, and 290,000 stock options, 20,000 of which are exercisable into common stock at a price of C$1.00 per share until November 29, 2023, 40,000 of which are exercisable into common stock at a price of C$0.70 per share until August 21, 2024, 100,000 of which are exercisable into common stock at a price of C$0.65 per share until February 7, 2027, 105,000 of which are exercisable into common stock at a price of $0.53 per share until February 21, 2028 and 25,000 of which are exercisable into common stock at a price of $0.26 per share until September 22, 2028.

(7)

Lawrence W. Lepard, a director, holds 766,875 shares of common stock and indirectly beneficially owns an additional 135,000 shares of common stock through his children and 904,000 shares of common stock held by Sea View Investments, LLC. Mr. Lepard also holds 305,000 stock options, 100,000 of which are exercisable into common stock at a price of C$0.70 per share until August 21, 2024, 100,000 of which are exercisable into common stock at a price of $0.65 per share until February 7, 2027 and 105,000 of which are exercisable into common stock at a price of $0.53 per share until February 21, 2028, and 362,500 warrants, 200,000 of which are exercisable into common stock at a price of C$1.00 per share until August 19, 2024, 150,000 of which are exercisable into common stock at a price of $0.60 per share until January 28, 2024 and 12,500 of which are exercisable into common stock at a price of $0.60 per share until February 17, 2025. Mr. Lepard is deemed to indirectly beneficially own 593,750 warrants held by Sea View Investments, LLC, 500,000 of which are exercisable into common stock at a price of $0.60 per share until January 28, 2024 and 93,750 of which are exercisable into common stock at a price of $0.60 per share until February 17, 2025. Mr. Lepard is the sole member and a manager of EMA GARP GP, LLC, which is the general partner of EMA GARP FUND, LP, and as such is deemed to indirectly beneficially own the securities that ar beneficially owned by EMA GARP FUND, LP. See note (10).

(8)

Daniel Oliver Jr., a director, holds 489,000 warrants, 374,000 of which are exercisable into common stock at a price of $1.00 per share until September 9, 2024 and 115,000 of which are exercisable into common stock at a price of $0.60 per share until February 17, 2025, and 94,070 stock options which are exercisable into common stock at a price of $0.26 per share until September 22, 2028. Mr. Oliver is deemed to indirectly beneficially own the securities that are beneficially owned by Myrmikan Gold Fund LLC. See note (11).

(9)	Clynton R. Nauman, a director, holds 94,070 stock options which are exercisable into common stock at a price of $0.26 per share until September 22, 2028.
(10)	EMA GARP FUND, LP holds 2,279,656 shares of common stock and 1,087,500 warrants, 50,000 of which are exercisable into common stock at a price of C$1.00 per share until July 3, 2024, 250,000 of which are exercisable into common stock at a price of C$1.00 per share until August 19, 2024, 100,000 of which are exercisable into common stock at a price of $1.00 per share until July 31, 2024, 625,000 of which are exercisable into common stock at a price of $0.60 per share until January 28, 2024 and 62,500 of which are exercisable into common stock at a price of $0.60 per share until February 17, 2025. EMA GARP GP, LLC is the general partner of the EMA GARP FUND, LP. Lawrence Lepard, one of our directors, is the sole member and a manager of EMA GARP GP, LLC. See note (7).
(11)	Myrmikan Gold Fund LLC holds 2,692,849 shares of common stock and 1,070,834 warrants, 85,000 of which are exercisable into common stock at a price of C$1.00 per share until August 19, 2024, 173,334 of which are exercisable into common stock at a price of $1.00 per share until July 31, 2024, 625,000 of which are exercisable into common stock at a price of $0.60 per share until January 28, 2024 and 187,500 of which are exercisable into common stock at a price of $0.60 per share until January 31, 2025. Daniel Oliver Jr., one of our directors, is the managing member of Myrmikan Gold Fund LLC (the "Fund"). Myrmikan Capital, LLC, an investment adviser, is the manager of the Fund (the "Manager"). Mr. Oliver owns a 97.5% membership interest in, and is the manager of, the Manager. As the manager of the Fund, the Manager is deemed to share beneficial ownership of the shares beneficially owned by the Fund. As the manager of the Manager, Mr. Oliver is likewise deemed to share beneficial ownership of the shares beneficially owned by the Fund and the Manager. See note (8).
(12)	Beneficially owned through Meridian Jerritt Canyon Corp., a wholly owned subsidiary of Yamana Gold Inc.
(13)	VBS Exchange Pty Ltd. holds 3,000,000 shares of common stock and 1,750,000 warrants, 500,000 of which are exercisable into common stock at a price of $0.60 per share until January 28, 2024, 1,000,000 of which are exercisable into common stock at a price of $1.00 per share until July 31, 2024, and 250,000 of which are exercisable into common stock at a price of $0.60 per share until January 31, 2025. VBS Investments Pty Ltd. holds 100% of the issued share capital in VBS Exchange Pty Ltd and therefore indirectly beneficially owns all of our equity securities that are beneficially owned by VBS Exchange Pty Ltd.
(14)	Beneficially owned through 9458-2855 Quebec Inc., a company wholly owned by Michael Gentile. Includes 2,142,000 shares of common stock and 1,911,000 warrants, 1,680,000 of which are exercisable into common stock at a price of $0.60 per share until January 28, 2024 and 231,000 of which are exercisable into common stock at a price of $0.60 per share until February 17, 2025.

*	Less than 1%.

Changes in Control

We are not aware of any arrangements, including any pledge by any person of its securities, the operation of which may at a subsequent date result in a change in control of our company.

Securities Authorized for Issuance Under Equity Compensation Plans

On March 23, 2016, the Board of Directors approved the adoption of an incentive stock option plan that provides for the granting of options representing up to 10% of our common stock to its directors, officers, employees and consultants (the "Plan"). As of July 31, 2023, options to purchase 3,638,500 shares at prices of between C$0.70 and C$1.20 per share and at prices of between $0.65 and $0.90 per share, are outstanding to 15 persons under the Plan.

We do not have any other compensation plans under which our equity securities are authorized for issuance.

Equity Compensation Plan Information

As of July 31, 2023

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by shareholders	3,638,500	C$0.93	397,780
Equity compensation plans not approved by shareholders	-	-	-
Total	3,638,500	C$0.93	397,780

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

On April 17, 2018, we entered into a consulting agreement with J. Proust & Associates Inc. ("JPA"), a management services company owned by one of our directors, John Proust. JPA agreed to provide the Company with such business advisory, finance, accounting and corporate administrative services as may be requested by the Company, including a Chief Financial Officer, a Controller and Corporate Secretary, plus use of a fully furnished office, for a monthly fee of C$7,100, or C$85,200 on an annualized basis. The agreement provides that the Company may grant stock options to JPA or its employees, as determined by the Board of Directors from time to time. The agreement had a one-year term that commenced on April 17, 2018. On December 13, 2018, the parties amended the agreement to increase the compensation to C$15,000 per month, or C$180,000 on an annualized basis, and to revise the term of the agreement, with a new one-year term commencing on January 1, 2019 that continues thereafter on a month-to-month basis, unless the agreement is terminated by the parties in accordance with its terms. During the year ended July 31, 2023, the Company paid $134,140 to JPA under this agreement.

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

Daniel Oliver Jr. is the manager of Myrmikan Capital, LLC, which, in turn, is the manager of Eridanus Capital, LLC ("Eridanus"). Eridanus provided a secured loan to our wholly owned subsidiary, Rise Grass Valley in 2019. Mr. Oliver currently has a 20% membership interest in Eridanus. Mr. Oliver was appointed to our Board of Directors on July 10, 2023.

Rise Grass Valley and Eridanus entered into a loan agreement dated for reference August 30, 2019 (the "Loan Agreement") pursuant to which Eridanus provided a $1,000,000 secured loan (the "Loan") to Rise Grass Valley. As partial consideration for entering into the Loan Agreement, we issued 1,150,000 share purchase warrants to Eridanus. Each warrant entitled Eridanus to purchase one share of our common stock at a price of CAD$1.00 per share for a period of 3 years from the date of issuance of the warrants, which expiry date has been extended to September 9, 2024. Eridanus subsequently transferred its warrants to its members. As a result, Mr. Oliver acquired 374,000 of those warrants. The Loan Agreement provided for an initial term of two years, with interest payable at 10% per annum compounded monthly, and an option to extend the term for an additional two years with interest payable at 20% per annum compounded monthly for the third year and at 25% per annum compounded monthly for the fourth year. Rise Grass Valley exercised the option to extend the term of the loan. Pursuant to an agreement dated January 27, 2023, Eridanus agreed to extend the maturity date of the Loan by one year to September 4, 2024 and to reduce the interest rate from 25% to 15% per annum compounded monthly for a period of 12 months from February 17, 2023. After February 17, 2024, the rate of interest will revert to 25% per annum compounded monthly. We paid $250,000 to Eridanus to reduce the outstanding Loan and we issued an aggregate of 575,000 share purchase warrants to the members of Eridanus in proportion to their respective interests. As a member of Eridanus, Mr. Oliver acquired 115,000 of those warrants. Each warrant entitles the holder to acquire one share of our common stock at an exercise price of US$0.60 until February 17, 2025. Rise Grass Valley may prepay the Loan and accumulated interest in whole or in part.

As at July 31, 2023, $1,437,914 was owed to Eridanus under the Loan Agreement.

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

We have determined that Murray Flanigan, Lawrence Lepard, Clynton Nauman, Daniel Oliver, John Proust, and Thomas Vehrs meet this definition of independence.

Item 14. Principal Accountant Fees and Services.

The following table shows the fees billed by our company's auditor, Davidson & Company LLP Chartered Accountants, for the fiscal years ended July 31, 2023 and 2022, and a summary of the services provided under each category follows the table:

	July 31, 2023 (C$)	July 31, 2022 (C$)
Audit Fees	42,006	42,006
Audit-Related Fees	40,488	32,390
Tax Fees	-	-
All Other Fees	-	-

Audit Fees consist of fees billed for professional services rendered for the audit of the consolidated financial statements and review of the quarterly interim consolidated financial statements.

Audit-Related fees consist of the review of SEC comment letters and management responses.

Tax Fees consist of tax compliance fees and other tax planning advisory services.

All Other Fees: There were no fees billed by Davidson & Company for professional services rendered for other compliance purposes for the years ended July 31, 2023 and 2022.

Our Board of Directors has established pre-approval policies and procedures, pursuant to which the Board approved the foregoing audit and audit-related services provided by Davidson & Company in fiscal years 2023 and 2022 consistent with the Board's responsibility for engaging our company's independent auditors.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) The following financial statements are being filed as part of this Report:

Consolidated Financial Statements of Rise Gold Corp.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of July 31, 2023 and 2022

Consolidated Statement of Operations and Comprehensive Loss for the years ended July 31, 2023 and 2022

Consolidated Statement of Cash Flows for the years ended July 31, 2023 and 2022

Consolidated Statement of Stockholders' Equity (Deficit) for the years ended July 31, 2023 and 2022

Notes to the Consolidated Financial Statements

(b) The following exhibits are being filed as part of this Report:

Number	Exhibit Description

3.1	Articles of Incorporation, as amended through March 29, 2017 (1)

3.2	Certificate of Change made effective December 16, 2019 (2)

3.3	Certificate of Amendment dated September 18, 2020 (2)

3.4	Bylaws (3)

4.1	Description of Capital Stock (4)

10.1	Incentive Stock Option Plan dated March 23, 2016 (1)

10.2	Employment Agreement with Benjamin Mossman dated as of April 19, 2017 (1)

10.3	April 16, 2018 Amendment to the Employment Agreement with Benjamin Mossman dated as of April 19, 2017 (5)

10.4	Form of Subscription Agreement with Meridian Jerritt Canyon Corp., a wholly-owned subsidiary of Yamana Gold Inc., dated October 16, 2018 (6)

10.5	Consulting Agreement with J. Proust & Associates Inc., as amended, dated December 13, 2018 (7)

10.6	Loan Agreement between Rise Grass Valley Inc. and Eridanus Capital, LLC dated August 30, 2019 (8)

10.7	Collateral Agreement in favor of Eridanus Capital, LLC, dated August 30, 2019 (8)

10.8	Deed of Trust in favor of Jeremy A. M. Evans, as trustee, for the benefit of Eridanus Capital, LLC dated August 30, 2019 (8)

10.9	January 27, 2023 Amendment to the Loan Agreement dated August 30, 2019 between Rise Grass Valley Inc. and Eridanus Capital, LLC

14.1	Code of Ethics (9)

21.1	Subsidiaries of the registrant (1)

23.1	Consent of Davidson & Company

31.1	Certificate of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Date: October 30, 2023

RISE GOLD CORP.

/s/ Joseph Mullin

Joseph Mullin

President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Joseph Mullin

Joseph Mullin

President and Chief Executive Officer

(Principal Executive Officer)

October 30, 2023

/s/ Vince Boon

Vincent Boon

Chief Financial Officer and Treasurer

(Principal Financial and Accounting Officer)

October 30, 2023

/s/ Murray Flanigan

Murray Flanigan

Director

October 30, 2023

/s/ John Proust

John Proust

Director

October 30, 2023

/s/ Benjamin Mossman

Benjamin Mossman

Director

October 30, 2023

/s/ Thomas Vehrs

Dr. Thomas Vehrs

Director

October 30, 2023

/s/ Lawrence Lepard

Lawrence Lepard

Director

October 30, 2023

/s/ Daniel Oliver Jr.

Daniel Oliver Jr.

Director

October 30, 2023

/s/ Clynt Nauman

Clynt Nauman

Director

October 30, 2023