Form 10-Q
period 2023-10-31
Rise Gold Corp.
filed 2023-12-12
CIK 1424864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2023

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
Emerging growth company ❏

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ❏

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
❏ Yes ☒ No

As of December 12, 2023, the registrant had 45,740,341 shares of common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

The condensed consolidated interim financial statements of Rise Gold Corp. ("we", "us", "our", the "Company", or the "registrant"), a Nevada corporation, included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission. Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, the condensed consolidated interim financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company in the Company's Form 10-K for the fiscal year ended July 31, 2023.

RISE GOLD CORP.

(AN EXPLORATION STAGE COMPANY)

CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

PERIOD ENDED OCTOBER 31, 2023

RISE GOLD CORP.

(An Exploration Stage Company)

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

(Expressed in United States Dollars)

(Unaudited)

AS AT
	October 31, 2023	July 31, 2023
ASSETS
Current
Cash and cash equivalents (Note 3)	$686,283	$758,272
Receivables	7,181	82,529
Prepaid expenses (Note 4)	114,725	140,042
Total current assets	808,189	980,843

Non-current
Mineral property interests (Note 5)	4,149,053	4,149,053
Equipment (Note 6)	522,903	528,465
Total assets	$5,480,145	$5,658,361

LIABILITIES AND STOCKHOLDERS' EQUITY
Current
Accounts payable and accrued liabilities	$917,974	$457,412
Payable to related parties (Note 8)	83,440	51,159
Total current liabilities	1,001,414	508,571

Non-current
Loan payable (Note 9)	1,531,570	1,437,914
Derivative liability (Note 10)	222,496	140,015
Total liabilities	2,755,480	2,086,500

Stockholders' equity
Capital stock, $0.001 par value, 400,000,000 shares authorized; 40,362,800 shares issued and outstanding (Note 11)	40,363	40,363
Additional paid-in capital (Note 11)	30,394,929	30,304,568
Share subscription received in advance (Note 14)	440,868	-
Cumulative translation adjustment	(104,084)	(104,084)
Deficit	(28,047,411)	(26,668,986)
Total stockholders' equity	2,724,665	3,571,861

Total liabilities and stockholders' equity	$5,480,145	$5,658,361

Nature and continuance of operations (Note 1)

Contingency (Note 7)
Subsequent event (Note 14)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

RISE GOLD CORP.

(An Exploration Stage Company)

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

(Expressed in United States Dollars)
(Unaudited)

	Three months	Three months
	ended October 31,	ended October 31,
	2023	2022

EXPENSES
Accretion expense (Note 9)	$30,113	$28,963
Consulting	52,583	105,570
Directors' fees	28,022	20,000
Filing and regulatory	12,907	8,550
Foreign exchange loss	12,987	40,958
General and administrative	145,159	80,883
Geological, mineral, and prospect costs (Note 5)	361,525	123,989
Interest expense (Note 9)	63,543	97,815
Professional fees	337,541	154,096
Promotion and shareholder communication	20,011	7,948
Salaries	84,301	33,750
Share-based compensation (Note 11)	90,361	-
Loss	$(1,239,053)	$(702,522)
Gain (loss) on fair value adjustment on derivative liability (Note 10)	(82,481)	17,984
Write-off on receivable	(64,438)	-
Other income	7,547	-
Net loss and comprehensive loss for the period	$(1,378,425)	$(684,538)
Basic and diluted loss per common share	$(0.03)	$(0.02)
Weighted average number of common shares outstanding (basic and diluted)	40,362,800	32,787,798

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

RISE GOLD CORP.

(An Exploration Stage Company)

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

(Expressed in United States Dollars)

(Unaudited)

FOR THE THREE MONTHS ENDED OCTOBER 31,	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES
Loss for the period	$(1,378,425)	$(684,538)
Items not involving cash
Depreciation	5,562	5,653
Interest expense	63,543	97,815
Share-based compensation	90,361	-
Accretion expense	30,113	28,963
Loss (gain) on fair value adjustment on derivative liability	82,481	(17,984)
Non-cash working capital item changes:
Receivables	75,348	12,428
Prepaid expenses	25,317	62,703
Accounts payable and accrued liabilities	460,562	166,164
Related party payables	32,281	23,683
Net cash used in operating activities	(512,857)	(305,113)

CASH FLOWS FROM FINANCING ACTIVITIES
Shares subscribed in advance	440,868	-
Net cash provided by financing activities	440,868	-

Change in cash and cash equivalents for the period	(71,989)	(305,113)
Cash and cash equivalents, beginning of period	758,272	471,918
Cash and cash equivalents, end of period	$686,283	$166,805

Supplemental disclosure with respect to cash flows (Note 12)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

RISE GOLD CORP.

(An Exploration Stage Company)

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF STOCKHOLDERS' EQUITY

(Expressed in United States Dollars)

(Unaudited)

	Capital Stock		Additional Paid- in Capital	Shared subscribed in advance	Cumulative Translation Adjustment

	Number	Amount				Deficit	Total

Balance as at July 31, 2022	32,787,798	$32,788	$26,678,566	$-	$(104,084)	$(23,008,604)	$3,598,666
Loss for the period	-	-	-	-	-	(684,538)	(684,538)
Balance as at October 31, 2022	32,787,798	$32,788	$26,678,566	$-	$(104,084)	$(23,693,142)	$2,914,128

Balance as at July 31, 2023	40,362,800	$40,363	$30,304,568	$-	$(104,084)	$(26,668,986)	$3,571,861
Loss for the period	-	-	-	-	-	(1,378,425)	(1,378,425)
Shares subscribed in advance	-	-	-	440,868	-	-	440,868
Share-based compensation	-	-	90,361	-	-	-	90,361
Balance as at October 31, 2023	40,362,800	$40,363	$30,394,929	$440,868	$(104,084)	$(28,047,411)	$2,724,665

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

RISE GOLD CORP.
(An Exploration Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE-MONTH PERIOD ENDED OCTOBER 31, 2023

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

The Company is in the early stages of exploration and as is common with any exploration company, it raises financing for its acquisition activities. The accompanying consolidated financial statements have been prepared on the going concern basis, which presumes that the Company will continue operations for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of business. The Company has incurred a loss of $1,378,425 for the period ended October 31, 2023 and has accumulated a deficit of $28,047,411. The ability of the Company to continue as a going concern is dependent on the Company's ability to maintain continued support from its shareholders and creditors and to raise additional capital and implement its business plan. There is no assurance that the Company will be able to obtain adequate financing in the future or that such financing will be on terms advantageous to the Company. These events and conditions cast substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

At October 31, 2023, the Company had a working capital deficit of $193,225 (July 31, 2023 - working capital of $472,272).

2. BASIS OF PREPARATION

Generally Accepted Accounting Principles

These unaudited condensed consolidated interim financial statements have been prepared in conformity with generally accepted accounting principles of the United States of America ("US GAAP") and the rules and regulations of the Securities and Exchange Commission ("SEC") for financial information with the instructions to Form 10-Q and Regulation S-K. Results are not necessarily indicative of results which may be achieved in the future. The unaudited condensed consolidated interim financial statements should be read in conjunction with the Company's Annual Report on Form 10-K, which contains the audited financial statements and notes thereto, together with Management's Discussion and Analysis, for the year ended July 31, 2023. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such SEC rules and regulations. These financial statements follow the same accounting policies in the annual financial statements. The operating results for the three months ended October 31, 2023 are not necessarily indicative of the results that may be expected for the year ended July 31, 2024.

RISE GOLD CORP. (An Exploration Stage Company) NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE-MONTH PERIOD ENDED OCTOBER 31, 2023 (Expressed in United States Dollars) (Unaudited)

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

3.           CASH AND CASH EQUIVALENTS

As at October 31, 2023, the balance of cash and cash equivalents is $686,283 (July 31, 2023: $758,272) of which $236,046 (July 31, 2023: $682,807) is cash equivalents related to Guaranteed Investment Certificates (GICs) held during the period.

4. PREPAID EXPENSES

	October 31, 2023	July 31, 2023
Current
Insurance	$54,187	$79,758
Deposits	48,011	50,539
Other	12,527	9,745
Total	$114,725	$140,042

RISE GOLD CORP. (An Exploration Stage Company) NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE-MONTH PERIOD ENDED OCTOBER 31, 2023 (Expressed in United States Dollars) (Unaudited)

5. MINERAL PROPERTY INTERESTS

The Company's mineral properties balance consists of:

Idaho-Maryland, California

July 31, 2023 and October 31, 2023	$4,149,053

Title to mineral properties

Title to mineral properties involves certain inherent risks due to the difficulties of determining the validity of certain mineral titles. Additionally, the potential for problems arising from the frequently ambiguous conveying history characteristic of many mineral properties also exist. As at October 31, 2023, the Company holds title to the Idaho-Maryland Gold Mine Property.

As of October 31, 2023, based on management's review of the carrying value of mineral rights, management determined that there is no evidence that the cost of these acquired mineral rights will not be fully recovered and accordingly, the Company determined that no adjustment to the carrying value of mineral rights was required. As of the date of these consolidated financial statements, the Company has not established any proven or probable reserves on its mineral properties and has incurred only acquisition and exploration costs.

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

RISE GOLD CORP. (An Exploration Stage Company) NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE-MONTH PERIOD ENDED OCTOBER 31, 2023 (Expressed in United States Dollars) (Unaudited)

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

As at October 31, 2023, the Company has incurred cumulative exploration expenditures of $9,092,507 on the Idaho-Maryland Gold Mine property as follows:

	Three months ended October 31, 2023	Year ended July 31, 2023

Idaho-Maryland Gold Mine expenditures:
Opening balance	$8,730,982	$7,958,346

Consulting	333,321	629,183
Depreciation	5,562	22,971
Engineering	2,014	20,370
Exploration	-	(28,183)
Logistics	-	21,815
Rent	20,628	97,332
Supplies	-	9,148
Sampling	-	-
Total expenditures for the period	361,525	772,636

Closing balance	$9,092,507	$8,730,982

RISE GOLD CORP. (An Exploration Stage Company) NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE-MONTH PERIOD ENDED OCTOBER 31, 2023 (Expressed in United States Dollars) (Unaudited)

6. EQUIPMENT

Cost	Drilling equipment
At July 31, 2022	$644,847
At July 31, 2023	$644,847
At October 31, 2023	$644,847

Accumulated depreciation
At July 31, 2022	$93,411
Depreciation	22,971
At July 31, 2023	$116,382
Depreciation	5,562
At October 31, 2023	$121,944

Total carrying value, July 31, 2023	$528,465
Total carrying value, October 31, 2023	$522,903

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

8. RELATED PARTY TRANSACTIONS

Key management personnel consist of the Chief Executive Officer, Chief Financial Officer, and the directors of the Company. The remuneration of the key management personnel is as follows:

a) Salaries of $84,301 (2023 - $33,750) to the previous CEO of the Company. Consulting fees of $14,182 and $16,303 (2023 - $Nil and $Nil) to the CEO and an advisor of the Company

b) Director fees of $28,022 (2023 - $20,000) to directors of the Company.

c) During the period ended October 31, 2023, the Company paid $33,147 (2023 - $33,833) in professional and consulting fees to a company controlled by a director of the Company.

d) Share-based compensation of $90,361 (2023 - $Nil) for options granted during the period ended.

e) As at October 31, 2023 and July 31, 2023, $83,440 and $51,159 were owed to related parties, respectively.

f) As at October 31, 2023, certain directors of the Company subscribed an aggregate of 2,113,332 units of the private placement for gross proceeds of $380,400 (2023 - $Nil).

RISE GOLD CORP. (An Exploration Stage Company) NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE-MONTH PERIOD ENDED OCTOBER 31, 2023 (Expressed in United States Dollars) (Unaudited)

8. RELATED PARTY TRANSACTIONS (continued)

g) A director of the Company is a manager of a private company which manages Eridanus Capital, LLC, a company that provided a secured loan to the Company's wholly owned subsidiary, Rise Grass Valley in 2019.

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

Loan Payable
Balance, July 31, 2022	$1,364,530
Interest expense	328,097
Accretion expense	149,505
Issuance costs	(154,218)
Repayment	(250,000)
Balance, July 31, 2023	$1,437,914
Interest expense	63,543
Accretion expense	30,113
Balance, October 31, 2023	$1,531,570

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

RISE GOLD CORP. (An Exploration Stage Company) NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE-MONTH PERIOD ENDED OCTOBER 31, 2023 (Expressed in United States Dollars) (Unaudited)

9. LOAN PAYABLE (continued)

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

The following table shows a continuity of the Company's derivative liability:

		Number of warrants
		accounted for as
	Warrant derivative	derivative liability
Balance, July 31, 2022	$373,910	4,991,645
Fair value adjustment	(233,895)	-
Balance, July 31, 2023	$140,015	4,991,645
Fair value adjustment	82,481	-
Balance, October 31, 2023	$222,496	4,991,645

For the three-month period ended October 31, 2023, the Company recorded a total loss on fair value of derivative liability of $82,481 during the period (October 31, 2022 - gain of $17,984).

The following weighted average assumptions were used for the Black-Scholes pricing model valuation of warrants as at October 31, 2023 and July 31, 2023:

	October 31, 2023	July 31, 2023

Risk-free interest rate	4.63%	4.67%
Expected life of warrants	0.67 to 0.80 years	0.93 to 1.05 years
Expected annualized volatility	158.5% to 167.04%	151.04% to 154.60%
Share price at measurement date	$0.29	$0.19
Dividend	Nil	Nil
Forfeiture rate	0%	0%

RISE GOLD CORP. (An Exploration Stage Company) NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE-MONTH PERIOD ENDED OCTOBER 31, 2023 (Expressed in United States Dollars) (Unaudited)

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

Stock Options

On September 22, 2023, the Company granted a total of 397,780 stock options with a fair value of $90,361 to officers and directors of the Company. The stock options are exercisable at a price of $0.26 per share until September 22, 2028.

On February 21, 2023, the Company granted a total of 1,045,000 stock options with a fair value of $466,527 to employees, officers, directors and consultants of the Company, exercisable at a weighted average price of $0.53 (C$0.72) per share until February 21, 2028.

RISE GOLD CORP. (An Exploration Stage Company) NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE-MONTH PERIOD ENDED OCTOBER 31, 2023 (Expressed in United States Dollars) (Unaudited)

11. CAPITAL STOCK AND ADDITIONAL PAID-IN-CAPITAL (continued)

The following incentive stock options were outstanding and exercisable as at October 31, 2023:

Number of Options	Weighted Average Exercise Price (C$)	Expiry Date

170,000	1.00	November 30, 2023*
280,000	0.70	August 21, 2024
1,338,500	1.20	September 22, 2025
805,000	0.82	February 7, 2027
1,045,000	0.72	February 21, 2028
397,780	0.35	September 22, 2028
4,036,280	0.87

*expired unexercised subsequent to October 31, 2023

As at October 31, 2023, the aggregate intrinsic value of the Company's stock options is $Nil (July 31, 2023 - $Nil).

Stock option transactions are summarized as follows:

	Number of Options	Weighted Average Exercise Price ($C)
Balance outstanding and exercisable, July 31, 2022	3,038,500	1.02
Options granted	1,045,000	0.72
Options cancelled	-60,000	1.08
Options expired	-310,000	1.20
Options exercised	-75,000	0.50
Balance outstanding and exercisable, July 31, 2023	3,638,500	0.93
Options granted	397,780	0.35
Balance outstanding and exercisable, October 31, 2023	4,036,280	$0.87

The following weighted average assumptions were used for the Black-Scholes pricing model valuation of stock options issued during the period ended October 31, 2023 and July 31, 2023:

	October 31, 2023	July 31, 2023

Risk-free interest rate	4.21%	3.58%
Expected life of stock options	5 years	5 years
Expected annualized volatility	131.87%	122.01%
Share price at grant date	$0.26	$0.53
Dividend	Nil	Nil
Forfeiture rate	0%	0%

RISE GOLD CORP. (An Exploration Stage Company) NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE-MONTH PERIOD ENDED OCTOBER 31, 2023 (Expressed in United States Dollars) (Unaudited)

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

The following warrants were outstanding at October 31, 2023:

Number of Warrants	Exercise Price (C$)	Expiry Date

518,406	1.00	July 3, 2024
2,291,321	1.00	August 19, 2024
1,150,000	1.00	September 9, 2024
2,181,917	1.36	July 31, 2024
166,666	1.36	September 21, 2024
6,017,500	0.76	January 28, 2024
2,231,429	0.80	January 31, 2025
1,529,008	0.80	February 17, 2025
575,000	0.80	February 17, 2025
16,661,247	0.91

Warrant transactions are summarized as follows:

	Number of Warrants	Weighted Average
		Exercise Price (C$)
Balance, July 31, 2022	12,337,006	$0.95
Warrants issued	4,335,437	0.80
Warrants expired	(11,196)	1.00
Balance, July 31, 2023 and October 31, 2023	16,661,247	0.91

RISE GOLD CORP. (An Exploration Stage Company) NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE-MONTH PERIOD ENDED OCTOBER 31, 2023 (Expressed in United States Dollars) (Unaudited)

12. SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

During the three-month periods ended October 31, 2023 and 2022, the Company had the following non-cash financing and investing activities:

For the period ended October 31, 2023:

a) The Company accrued $63,543 of interest expense as part of the outstanding balance of loan payable.

For the period ended October 31, 2022:

a) Company accrued $97,815 of interest expense as part of the outstanding balance of loan payable.

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

14. SUBSEQUENT EVENT

As at October 31, 2023, the Company recorded $440,868 in share subscriptions received for a subsequently completed private placement.

Subsequent to the period ended October 31, 2023, the Company completed a non-brokered private placement over two tranches for gross proceeds totaling $967,957 through the issuance of 5,377,541 units in total at a price of $0.18 per unit with each unit comprising of one share of common stock and one-half of one share purchase warrant. Each whole warrant entitles the holder to acquire one additional share of common stock at an exercise price of $0.26 for a period of two years from the date of issuance. The Company paid fees of $6,480 and issued 36,000 finder's warrants where each finder's warrant entitles the holder to acquire one share at a price of $0.26 until November 7, 2025.

Subsequent to the period ended October 31, 2023, the Company granted a total of 707,752 stock options to directors of the Company exercisable at $0.25 per share until December 12, 2028.

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

Business Development

Developments in our Company's business during the July 31, 2023 fiscal year and the three-month period ended October 31, 2023 include the following:

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

Subsequent to the period ended October 31, 2023, the Company provided an update on its vested rights at the I-M Mine Property. To view the full version of the November 30, 2023 press release, please visit https://www.risegoldcorp.com/news_items.

On December 7, 2023, the Company announced that it has completed two tranches of non-brokered private placements that total $967,957 through the sale of 5,377,541 total units at a price of $0.18 per unit with each unit comprising of one share of common stock and one-half of one share purchase warrant. Each whole warrant entitles the holder to acquire one additional share of common stock at an exercise price of $0.26 for a period of two years from the date of issuance. The Company paid fees of $6,480 and issued 36,000 finder's warrants where each finder's warrant entitles the holder to acquire one share at a price of $0.26 until November 7, 2025.

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

On February 17, 2023, the Company completed a non-brokered private placement over two tranches for gross proceeds totalling $3,000,000 through the issuance of 7,500,000 units in total at a price of $0.40 per unit, where each unit consisted of one share of common stock and one-half of one share purchase warrant. Each whole warrant entitles the holder to acquire one additional share of common stock at an exercise price of $0.60 until January 31, 2025 and February 17, 2025. Certain directors of the Company purchased an aggregate of 3,870,662 units of the private placement for gross proceeds of $1,548,265. The Company paid fees of $4,014 and issued 10,440 finder's warrants, where each finder's warrant entitles the holder to acquire one share of common stock at a price of $0.60 until January 31, 2025 and February 17, 2025. The Company paid legal fees of $10,563 in connection with this financing.

Plan of Operations

As at October 31, 2023, the Company had a cash balance of $686,283, compared to a cash balance of $758,272 as at July 31, 2023.

Our plan of operations for the next 12 months is to complete the vested rights hearings in the County. We are subject to the vested rights being confirmed by the Board of Supervisors of the County. If the Board denies the Petition, the County will schedule a public hearing with the Board of Supervisors to consider approval of the original Use Permit application.

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

Results of Operations

For the Periods Ended October 31, 2023 and 2022

EXPENSES
Accretion expense	$30,113	$28,963
Consulting	52,583	105,570
Directors' fees	28,022	20,000
Filing and regulatory	12,907	8,550
Foreign exchange loss	12,987	40,958
General and administrative	145,159	80,883
Geological, mineral, and prospect costs	361,525	123,989
Interest expense	63,543	97,815
Professional fees	337,541	154,096
Promotion and shareholder communication	20,011	7,948
Salaries	84,301	33,750
Share-based compensation	90,361	-
Loss	$(1,239,053)	$(702,522)
Gain (loss) on fair value adjustment on derivative liability	(82,481)	17,984
Write-off on receivable	(64,438)	-
Other income	7,547	-
Net loss and comprehensive loss for the period	$(1,378,425)	$(684,538)
Basic and diluted loss per common share	$(0.03)	$(0.02)
Weighted average number of common shares outstanding (basic and diluted)	40,362,800	32,787,798

The Company's operating results for the periods ended October 31, 2023 and 2022 are summarized as follows:

Liquidity and Capital Resources

Working Capital

	At October 31, 2023	At July 31, 2023	At July 31, 2022

Current Assets	$808,189	$980,843	$986,577
Current Liabilities	$1,001,414	$508,571	$349,960
Working Capital	$(193,225)	$472,272	$636,617

Cash Flows

	For the three-month period ended October 31, 2023	For the three-month period ended October 31, 2022

Net Cash used in Operating Activities	$(512,857)	$(305,113)
Net Cash used in Investing Activities	$-	$-
Net Cash provided by Financing Activities	$440,868	$-
Net increase/(decrease) in Cash During the Period	$(71,989)	$(305,113)

As of October 31, 2023, the Company had $686,283 in cash, $808,189 in current assets, $5,480,145 in total assets, $1,001,414 in current liabilities and $1,754,066 in non-current liabilities, a working capital deficit of $193,225 and an accumulated deficit of $28,047,411.

During the three-month period ended October 31, 2023, the Company used $512,857 (2022 - $305,113) in net cash on operating activities. The difference in net cash used in operating activities during the two periods was largely due to the difference between the loss (gain) of the revaluation adjustment of the derivative liability.

The Company had no investing activities during the three-month period ending October 31, 2023 (October 31, 2022 - $Nil).

The Company received net cash of $440,868 (2022 - $Nil) from financing activities related to the private placement during the three-month periods ending October 31, 2023.

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

As of the end of the period covered by this Report, management of the Company carried out an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, management concluded that the Company's disclosure controls and procedures were not effective as of October 31, 2023 because a material weakness in internal control over financial reporting existed as of that date as a result of a lack of segregation of incompatible duties due to insufficient personnel.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the period ended October 31, 2023 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Once vested, this right to mine endures unless it is abandoned, which has not occurred. Abandonment only occurs if two conditions are met: (1) there is evidence of a property owner's actual intent to abandon the vested mining right; and (2) an overt act (or failure to act) demonstrating such intent. The California Supreme Court has held that a vested mining right is not abandoned merely because the mine has been inactive for periods of time, and the Court has found that cessation of use alone does not constitute abandonment of a mine. The evidence set out in the Petition establishes the various previous owners evidenced their intent to retain the vested right to mine by continuously recording mineral reservations, entering into leases, and making plans for resuming mining in the future, even when mining operations were suspended. There is no evidence that any owner of the I-M Mine Property intended to abandon the vested mining right or took an overt act demonstrating that intent (let alone both). We are subject to the vested rights being confirmed by the County. On September 6, 2023, the Company submitted a Petition to the County asserting its vested right to mine at the I-M Mine Property. The Board of Supervisors will hold a public hearing regarding the Company's Petition on December 13 and 14, 2023. While the Company understands that it has sufficient evidence to support its vested rights position, there is no assurance that the County will recognize it.

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

Our properties are currently all located in the United States and, while most costs associated with these properties are paid in U.S. dollars, a significant amount of our administrative expenses are payable in Canadian dollars. There can be significant swings in the exchange rate between the U.S. dollar and the Canadian dollar. There are no plans at this time to hedge against any exchange rate fluctuations in currencies.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed herewith:

3.1	Articles of Incorporation, as amended through March 29, 2017 (1)

3.2	Certificate of Change made effective December 16, 2019 (2)

3.3	Certificate of Amendment dated September 18, 2020 (2)

3.4	Bylaws (3)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Schema Linkbase Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

________________

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

By:	/s/ Joseph Mullin
Joseph Mullin President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Vincent Boon
Vincent Boon Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Date	December 12, 2023