Form 10-Q
period 2024-01-31
Rise Gold Corp.
filed 2024-03-18
CIK 1424864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2024

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
❏ Yes ☒ No

As of March 18, 2024, the registrant had 45,740,341 shares of common stock issued and outstanding.

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

PERIOD ENDED JANUARY 31, 2024

RISE GOLD CORP.

(An Exploration Stage Company)

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

(Expressed in United States Dollars)

(Unaudited)

AS AT
	January 31, 2024	July 31, 2023
ASSETS
Current
Cash and cash equivalents (Note 3)	$568,505	$758,272
Receivables	14,434	82,529
Prepaid expenses (Note 4)	107,287	140,042
Total current assets	690,226	980,843

Non-current
Mineral property interests (Note 5)	4,149,053	4,149,053
Equipment (Note 6)	517,143	528,465
Total assets	$5,356,422	$5,658,361

LIABILITIES AND STOCKHOLDERS' EQUITY
Current
Accounts payable and accrued liabilities	$805,864	$457,412
Loan payable (Note 9)	1,617,097	-
Payable to related parties (Note 8)	144,373	51,159
Total current liabilities	2,567,334	508,571

Non-current
Loan Payable (Note 9)	-	1,437,914
Derivative liability (Note 10)	11,300	140,015
Total liabilities	2,578,634	2,086,500

Stockholders' equity
Capital stock, $0.001 par value, 400,000,000 shares authorized;
45,740,341 shares issued and outstanding (Note 11)	45,740	40,363
Additional paid-in capital (Note 11)	31,481,029	30,304,568
Cumulative translation adjustment	(104,084)	(104,084)
Deficit	(28,644,897)	(26,668,986)
Total stockholders' equity	2,777,788	3,571,861

Total liabilities and stockholders' equity	$5,356,422	$5,658,361

Nature and continuance of operations (Note 1)
Contingency (Note 7)
Subsequent event (Note 14)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

RISE GOLD CORP.

(An Exploration Stage Company)

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

(Expressed in United States Dollars)

(Unaudited)

	Three months	Three months	Six months	Six months
	ended January	ended January	ended January	ended January
	31, 2024	31, 2023	31, 2024	31, 2023

EXPENSES
Accretion expense (Note 9)	$19,409	$28,963	49,522	57,926
Consulting	113,600	172,686	166,183	278,256
Directors' fees	30,000	20,000	58,022	40,000
Filing and regulatory	8,679	24,782	21,586	33,332
Foreign exchange (gain) loss	(5,088)	24,522	7,899	65,480
General and administrative	116,992	37,914	262,151	118,797
Geological, mineral, and prospect costs (Note 5)	34,241	113,618	395,766	237,607
Interest expense (Note 9)	66,118	112,363	129,661	210,178
Professional fees	257,737	70,033	595,278	224,129
Promotion and shareholder communication	23,468	77,371	43,479	85,319
Salaries	5,268	33,750	89,569	67,500
Share-based compensation (Note 11)	140,624	-	230,985	-
Loss	$(811,048)	$(716,002)	(2,050,101)	(1,418,524)
Gain (loss) on fair value adjustment on derivative liability (Note 10)	211,196	(746,509)	128,715	(728,525)

Write-off on receivable	(126)	-	(64,564)	-
Other income	2,492	1,033	10,039	1,033
Net loss and comprehensive loss for the period	$(597,486)	$(1,461,478)	(1,975,911)	(2,146,016)
Basic and diluted loss per common share	$(0.01)	$(0.02)	(0.05)	(0.04)
Weighted average number of common shares outstanding (basic and diluted)	44,636,253	32,837,257	42,499,527	32,837,257

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

RISE GOLD CORP.

(An Exploration Stage Company)

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

(Expressed in United States Dollars)

(Unaudited)

FOR THE SIX MONTHS ENDED JANUARY 31,	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES
Loss for the period	$(1,975,911)	$(2,146,016)
Items not involving cash
Depreciation	11,322	11,433
Interest expense	129,661	210,178
Share-based compensation	230,985	-
Accretion expense	49,522	57,926
Loss (gain) on fair value adjustment on derivative liability	(128,715)	728,525
Non-cash working capital item changes:
Receivables	68,095	816
Prepaid expenses	32,755	120,686
Accounts payable and accrued liabilities	348,452	422,430
Related party payables	93,214	100,213
Net cash used in operating activities	(1,140,620)	(493,809)

CASH FLOWS FROM FINANCING ACTIVITIES
Private placement, net of issuance cost	950,853	1,771,970
Shares subscribed in advance	-	50,000
Net cash provided by financing activities	950,853	1,821,970

Change in cash and cash equivalents for the period	(189,767)	1,328,161
Cash and cash equivalents, beginning of period	758,272	471,918
Cash and cash equivalents, end of period	$568,505	$1,800,079

Supplemental disclosure with respect to cash flows (Note 12)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

RISE GOLD CORP.

(An Exploration Stage Company)

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF STOCKHOLDERS' EQUITY

(Expressed in United States Dollars)

(Unaudited)

	Capital Stock		Additional Paid -in Capital	Shared subscribed in advance	Cumulative Translation Adjustment

	Number	Amount				Deficit	Total

Balance as at July 31, 2022	32,787,798	$32,788	$26,678,566	$-	$(104,084)	$(23,008,604)	$3,598,666
Loss for the period	-	-	-	-	-	(684,538)	(684,538)
Balance as at October 31, 2022	32,787,798	$32,788	$26,678,566	$-	$(104,084)	$(23,693,142)	$2,914,128
Shares issued for cash, net of issuance cost	4,449,066	4,449	1,767,521	50,000	-		1,821,970
Loss for the period	-	-	-	-	-	(1,461,478)	(1,461,478)
Balance as at January 31, 2023	37,236,864	$37,237	$28,446,087	$50,000	$(104,084)	$(25,154,620)	$3,274,620

Balance as at July 31, 2023	40,362,800	$40,363	$30,304,568	$-	$(104,084)	$(26,668,986)	$3,571,861
Loss for the period	-	-	-	-	-	(1,378,425)	(1,378,425)
Shares subscribed in advance	-	-	-	440,868	-	-	440,868
Share-based compensation	-	-	90,361	-	-	-	90,361
Balance as at October 31, 2023	40,362,800	$40,363	$30,394,929	$440,868	$(104,084)	$(28,047,411)	$2,724,665
Loss for the period	-	-	-	-	-	(597,486)	(597,486)
Shares issued for cash, net of issuance cost	5,377,541	5,377	945,476	(440,868)	-	-	509,985
Share-based compensation	-	-	140,624	-	-	-	140,624
Balance as at January 31, 2024	45,740,341	$45,740	$31,481,029	$-	$(104,084)	$(28,644,897)	$2,777,788

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

RISE GOLD CORP. (An Exploration Stage Company) NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE SIX-MONTH PERIOD ENDED JANUARY 31, 2024 (Expressed in United States Dollars) (Unaudited)

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

The Company is in the early stages of exploration and as is common with any exploration company, it raises financing for its acquisition activities. The accompanying consolidated financial statements have been prepared on the going concern basis, which presumes that the Company will continue operations for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of business. The Company has incurred a loss of $1,975,911 for the six-month period ended January 31, 2024 and has accumulated a deficit of $28,644,897. The ability of the Company to continue as a going concern is dependent on the Company's ability to maintain continued support from its shareholders and creditors and to raise additional capital and implement its business plan. There is no assurance that the Company will be able to obtain adequate financing in the future or that such financing will be on terms advantageous to the Company. These events and conditions cast substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

At January 31, 2024, the Company had a working capital deficit of $1,877,108 (July 31, 2023 - working capital of $472,272).

2. BASIS OF PREPARATION

Generally Accepted Accounting Principles

These unaudited condensed consolidated interim financial statements have been prepared in conformity with generally accepted accounting principles of the United States of America ("US GAAP") and the rules and regulations of the Securities and Exchange Commission ("SEC") for financial information with the instructions to Form 10-Q and Regulation S-K. Results are not necessarily indicative of results which may be achieved in the future. The unaudited condensed consolidated interim financial statements should be read in conjunction with the Company's Annual Report on Form 10-K, which contains the audited financial statements and notes thereto, together with Management's Discussion and Analysis, for the year ended July 31, 2023. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such SEC rules and regulations. These financial statements follow the same accounting policies in the annual financial statements. The operating results for the six months ended January 31, 2024 are not necessarily indicative of the results that may be expected for the year ended July 31, 2024.

RISE GOLD CORP. (An Exploration Stage Company) NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE SIX-MONTH PERIOD ENDED JANUARY 31, 2024 (Expressed in United States Dollars) (Unaudited)

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

3. CASH AND CASH EQUIVALENTS

As at January 31, 2024, the balance of cash and cash equivalents is $568,505 (July 31, 2023: $758,272) of which $237,322 (July 31, 2023: $682,807) is cash equivalents related to Guaranteed Investment Certificates (GICs) held during the period.

4. PREPAID EXPENSES

	January 31, 2024	July 31, 2023
Current
Insurance	$33,759	$79,758
Deposits	49,709	50,539
Other	23,819	9,745
Total	$107,287	$140,042

RISE GOLD CORP. (An Exploration Stage Company) NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE SIX-MONTH PERIOD ENDED JANUARY 31, 2024 (Expressed in United States Dollars) (Unaudited)

5. MINERAL PROPERTY INTERESTS

The Company's mineral properties balance consists of:

Idaho-Maryland, California
July 31, 2023 and January 31, 2024	$4,149,053

Title to mineral properties

Title to mineral properties involves certain inherent risks due to the difficulties of determining the validity of certain mineral titles. Additionally, the potential for problems arising from the frequently ambiguous conveying history characteristic of many mineral properties also exist in addition to requisite permits to authorize a mine. As at January 31, 2024, the Company holds title to the Idaho-Maryland Gold Mine Property.

As of January 31, 2024, based on management's review of the carrying value of mineral rights, management determined that there is no evidence that the cost of these acquired mineral rights will not be fully recovered and accordingly, the Company determined that no adjustment to the carrying value of mineral rights was required. As of the date of these consolidated financial statements, the Company has not established any proven or probable reserves on its mineral properties and has incurred only acquisition and exploration costs.

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

RISE GOLD CORP. (An Exploration Stage Company) NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE SIX-MONTH PERIOD ENDED JANUARY 31, 2024 (Expressed in United States Dollars) (Unaudited)

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

As at January 31, 2024, the Company has incurred cumulative exploration expenditures of $9,126,748 on the Idaho-Maryland Gold Mine property as follows:

	Six months ended January 31, 2024	Year ended July 31, 2023

Idaho-Maryland Gold Mine expenditures:
Opening balance	$8,730,982	$7,958,346

Consulting	337,250	629,183
Depreciation	11,322	22,971
Engineering	4,636	20,370
Exploration	(1,232)	(28,183)
Logistics	2,532	21,815
Rent	34,262	97,332
Supplies	6,184	9,148
Sampling	812	-
Total expenditures for the period	395,766	772,636

Closing balance	$9,126,748	$8,730,982

RISE GOLD CORP. (An Exploration Stage Company) NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE SIX-MONTH PERIOD ENDED JANUARY 31, 2024 (Expressed in United States Dollars) (Unaudited)

6. EQUIPMENT

Cost	Drilling equipment
At July 31, 2022	$644,847
At July 31, 2023	$644,847
At January 31, 2024	$644,847

Accumulated depreciation
At July 31, 2022	$93,411
Depreciation	22,971
At July 31, 2023	$116,382
Depreciation	11,322
At January 31, 2024	$127,704

Total carrying value, July 31, 2023	$528,465
Total carrying value, January 31, 2024	$517,143

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

8. RELATED PARTY TRANSACTIONS

Key management personnel consist of the Chief Executive Officer, Chief Financial Officer, and the directors of the Company. The remuneration of the key management personnel is as follows:

a) Salaries of $89,569 (2023 - $67,500) to the previous CEO of the Company. Consulting fees of $47,411 and $74,494 (2023 - $Nil and $Nil) to the CEO and an advisor of the Company

b) Director fees of $58,022 (2023 - $40,000) to directors of the Company.

c) During the period ended January 31, 2024, the Company paid $66,426 (2023 - $67,199) in professional and consulting fees to a company controlled by a director of the Company.

d) Share-based compensation of $166,619 (2023 - $Nil) for options granted during the period ended.

e) As at January 31, 2024 and July 31, 2023, $144,373 and $51,159 were owed to related parties, respectively.

f)    As at January 31, 2024, certain directors of the Company purchased an aggregate of 2,532,220 units of the private placement for gross proceeds of $455,800 (2023 - purchased 1,476,363 units for $590,545).

RISE GOLD CORP. (An Exploration Stage Company) NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE SIX-MONTH PERIOD ENDED JANUARY 31, 2024 (Expressed in United States Dollars) (Unaudited)

8. RELATED PARTY TRANSACTIONS (continued)

g) A director of the Company is a manager of a private company which manages Eridanus Capital, LLC, a company that provided a secured loan to the Company's wholly owned subsidiary, Rise Grass Valley in 2019.

9. LOAN PAYABLE

On September 3, 2019, the Company completed a debt financing with Eridanus Capital LLC (the "Lender" or "Eridanus") for $1,000,000 (the "Loan"). The Loan had an original term of 4 years and an annual interest rate of 10% for the first two years increasing to 20% in year 3 and to 25% in year 4. Interest will accrue and be paid along with the principal upon the maturity date. The Lender received 1,150,000 bonus share purchase warrants as additional consideration for advancing the Loan. The fair value of these warrants was calculated to be $444,942 which was netted against the loan payable balance along with $15,000 paid to the lender for a total of $459,942 in issuance costs. Each warrant entitles the holder to acquire one share of common stock at an exercise price of $0.80 (C$1.00) for a period of three years from the date of issuance. The Loan may be repaid prior to the maturity date, in whole or in part, provided that all accrued interest is paid. In addition, if total interest payments are less than $200,000, the difference will be paid to the Lender as prepayment compensation. The Loan is secured against the assets of the Company and its subsidiary.

Loan Payable
Balance, July 31, 2022	$1,364,530
Interest expense	328,097
Accretion expense	149,505
Issuance costs	(154,218)
Repayment	(250,000)
Balance, July 31, 2023	$1,437,914
Interest expense	129,661
Accretion expense	49,522
Balance, January 31, 2024	$1,617,097

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

RISE GOLD CORP. (An Exploration Stage Company) NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE SIX-MONTH PERIOD ENDED JANUARY 31, 2024 (Expressed in United States Dollars) (Unaudited)

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

The following table shows a continuity of the Company's derivative liability:

		Number of warrants
		accounted for as
	Warrant derivative	derivative liability
Balance, July 31, 2022	$373,910	4,991,645
Fair value adjustment	(233,895)	-
Balance, July 31, 2023	$140,015	4,991,645
Fair value adjustment	(128,715)	-
Balance, January 31, 2024	$11,300	4,991,645

For the six-month period ended January 31, 2024, the Company recorded a total gain on fair value of derivative liability of $128,715 during the period (January 31, 2023 - loss of $728,525).

The following weighted average assumptions were used for the Black-Scholes pricing model valuation of warrants as at January 31, 2024 and July 31, 2023:

	January 31, 2024	July 31, 2023

Risk-free interest rate	4.00%	4.67%
Expected life of warrants	0.42 to 0.55 years	0.93 to 1.05 years
Expected annualized volatility	111.11% to 119.54%	151.04% to 154.60%
Share price at measurement date	$0.20	$0.19
Dividend	Nil	Nil
Forfeiture rate	0%	0%

RISE GOLD CORP. (An Exploration Stage Company) NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE SIX-MONTH PERIOD ENDED JANUARY 31, 2024 (Expressed in United States Dollars) (Unaudited)

11. CAPITAL STOCK AND ADDITIONAL PAID-IN-CAPITAL

Private Placements

On December 7, 2023, the Company completed a non-brokered private placement over two tranches for gross proceeds totaling $967,957 through the issuance of 5,377,541 units in total at a price of $0.18 per unit with each unit consisting of one share of common stock and one-half of one share purchase warrant. Each whole warrant entitles the holder to acquire one additional share of common stock at an exercise price of $0.26 for a period of two years from the date of issuance. Certain directors of the Company purchased an aggregate of 2,532,220 units of the private placement for gross proceeds of $455,800. The Company paid fees of $6,480 and issued 36,000 finder's warrants where each finder's warrant entitles the holder to acquire one share at a price of $0.26 until November 7, 2025. The Company paid legal fees of $10,624 in connection with this financing.

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

Stock Options

On December 12, 2023, the Company granted a total of 707,752 stock options with a fair value of $140,624 to directors of the Company. The stock options are exercisable at a price of $0.25 per share until December 12, 2028.

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

RISE GOLD CORP. (An Exploration Stage Company) NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE SIX-MONTH PERIOD ENDED JANUARY 31, 2024 (Expressed in United States Dollars) (Unaudited)

11. CAPITAL STOCK AND ADDITIONAL PAID-IN-CAPITAL (continued)

Stock Options (continued)

The following incentive stock options were outstanding and exercisable as at January 31, 2024:

Number of Options	Weighted Average Exercise Price (C$)	Expiry Date

280,000	0.70	August 21, 2024
1,338,500	1.20	September 22, 2025
805,000	0.82	February 7, 2027
1,045,000	0.72	February 21, 2028
397,780	0.35	September 22, 2028
707,752	0.34	December 12, 2028
4,574,032	0.79

As at January 31, 2024, the aggregate intrinsic value of the Company's stock options is $Nil (July 31, 2023 - $Nil).

Stock option transactions are summarized as follows:

	Number of Options	Weighted Average Exercise Price ($C)
Balance outstanding and exercisable, July 31, 2022	3,038,500	1.02
Options granted	1,045,000	0.72
Options cancelled	(60,000)	1.08
Options expired	(310,000	1.20
Options exercised	(75,000)	0.50
Balance outstanding and exercisable, July 31, 2023	3,638,500	0.93
Options granted	1,105,532	0.34
Options expired	(170,000)	1.00
Balance outstanding and exercisable, January 31, 2024	4,574,032	$0.79

The following weighted average assumptions were used for the Black-Scholes pricing model valuation of stock options issued during the period ended January 31, 2024 and July 31, 2023:

	January 31, 2024	July 31, 2023
Risk-free interest rate	3.53% and 4.21%	3.58%
Expected life of stock options	5 years	5 years
Expected annualized volatility	131.16% and 131.87%	122.01%
Share price at grant date	$0.23 and $0.26	$0.53
Dividend	Nil	Nil
Forfeiture rate	0%	0%

RISE GOLD CORP. (An Exploration Stage Company) NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE SIX-MONTH PERIOD ENDED JANUARY 31, 2024 (Expressed in United States Dollars) (Unaudited)

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

The following warrants were outstanding at January 31, 2024:

Number of Warrants	Exercise Price (C$)	Expiry Date

518,406	1.00	July 3, 2024
2,291,321	1.00	August 19, 2024
1,150,000	1.00	September 9, 2024
2,181,917	1.36	July 31, 2024
166,666	1.36	September 21, 2024
6,017,500	0.76	January 28, 2024
2,231,429	0.80	January 31, 2025
1,529,008	0.80	February 17, 2025
575,000	0.80	February 17, 2025
1,659,214	0.36	November 7, 2025
1,065,555	0.36	December 7, 2025
19,386,016	0.83

RISE GOLD CORP. (An Exploration Stage Company) NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE SIX-MONTH PERIOD ENDED JANUARY 31, 2024 (Expressed in United States Dollars) (Unaudited)

11. CAPITAL STOCK AND ADDITIONAL PAID-IN-CAPITAL (continued)

Warrants (continued)

Warrant transactions are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price (C$)
Balance, July 31, 2022	12,337,006	$0.95
Warrants issued	4,335,437	0.80
Warrants expired	(11,196)	1.00
Balance, July 31, 2023	16,661,247	0.91
Warrants issued	2,724,769	0.36
Balance, January 31, 2024	19,386,016	0.83

12.         SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

During the six-month periods ended January 31, 2024 and 2023, the Company had the following non-cash financing and investing activities:

For the period ended January 31, 2024:

a)           The Company accrued $129,661 of interest expense as part of the outstanding balance of loan payable.

For the period ended January 31, 2023:

a)           Company accrued $210,178 of interest expense as part of the outstanding balance of loan payable.

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

RISE GOLD CORP. (An Exploration Stage Company) NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE SIX-MONTH PERIOD ENDED JANUARY 31, 2024 (Expressed in United States Dollars) (Unaudited)

14. SUBSEQUENT EVENTS

On February 6, 2024, the Company entered into a credit facility arrangement with an arm's length lender that also provides services to the Company. Pursuant to the arrangement, each month, the lender will defer and add to the loan principal an amount equal to half of the fees billed by the lender up to $1,000,000. Amounts loaned will bear interest at a rate of 12% per annum compounded annually and will be due four years from the date of the arrangement. The Company may repay any amounts owing under the credit facility at anytime without penalty. In connection with the credit facility, the Company has issued 1,000,000 non-transferable share purchase warrants to the lender, with each warrant exercisable into one share of common stock of the Company at a price of $0.16 per share for a period of four years from the date of issuance. In addition, for each $100,000 loaned under the arrangement, the Company has agreed to issue to the lender 200,000 additional non-transferable warrants ("Additional Warrants"). Each Additional Warrant will be exercisable into one share of common stock of the Company at any time within a four-year period from the date of issuance at an exercise price equal to the market price of the shares of the Company on grant.

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

Business Development

Developments in our Company's business during the July 31, 2023 fiscal year and the six -month period ended January 31, 2024 (and subsequent period), include the following:

On February 20, 2024, the Company announced that the Nevada County Board of Supervisors adopted a resolution in a public hearing on February 16, 2024 (the "Hearing"), denying the Company's application for a Use Permit to allow the re-opening of the Idaho Maryland Gold Mine and not certifying the Final Environmental Impact Report.

On February 6, 2024, the Company entered into a credit facility arrangement with an arm's length lender that also provides services to the Company. Pursuant to the arrangement, each month, the lender will defer and add to the loan principal an amount equal to half of the fees billed by the lender up to $1,000,000. Amounts loaned will bear interest at a rate of 12% per annum compounded annually and will be due four years from the date of the arrangement. The Company may repay any amounts owing under the credit facility at anytime without penalty. In connection with the credit facility, the Company has issued 1,000,000 non-transferable share purchase warrants to the lender, with each warrant exercisable into one share of common stock of the Company at a price of $0.16 per share for a period of four years from the date of issuance. In addition, for each $100,000 loaned under the arrangement, the Company has agreed to issue to the lender 200,000 additional non-transferable warrants ("Additional Warrants"). Each Additional Warrant will be exercisable into one share of common stock of the Company at any time within a four-year period from the date of issuance at an exercise price equal to the market price of the shares of the Company on grant.

On December 13 and 14, 2023, the Nevada County Board of Supervisors ("Board of Supervisors") held a public hearing regarding the Company's Petition and the Board of Supervisors adopted a resolution rejecting the Company's vested rights petition to operate the I-M Mine Property. To view the full version of the December 14, 2023 press release, please visit https://www.risegoldcorp.com/news_items.

On December 12, 2023, the Company granted a total of 707,752 stock options with a fair value of $140,624 to directors of the Company. The stock options are exercisable at a price of $0.25 per share until December 12, 2028.

On December 7, 2023, the Company announced that it had completed two tranches of non-brokered private placements that total $967,957 through the sale of 5,377,541 total units at a price of $0.18 per unit with each unit comprising of one share of common stock and one-half of one share purchase warrant. Each whole warrant entitles the holder to acquire one additional share of common stock at an exercise price of $0.26 for a period of two years from the date of issuance. The Company paid fees of $6,480 and issued 36,000 finder's warrants where each finder's warrant entitles the holder to acquire one share at a price of $0.26 until November 7, 2025.

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

Once vested, this right to mine endures unless it is abandoned, which has not occurred. Abandonment only occurs if two conditions are met: (1) there is evidence of a property owner's actual intent to abandon the vested mining right; and (2) an overt act (or failure to act) demonstrating such intent. The California Supreme Court has held that a vested mining right is not abandoned merely because the mine has been inactive for periods of time, and the Court has found that cessation of use alone does not constitute abandonment of a mine. The evidence set out in the Petition establishes the various previous owners evidenced their intent to retain the vested right to mine by continuously recording mineral reservations, entering into leases, and making plans for resuming mining in the future, even when mining operations were suspended. There is no evidence that any owner of the I-M Mine Property intended to abandon the vested mining right or took an overt act demonstrating that intent (let alone both). In addition, the vested right was already confirmed in 1980 by the County. The Company is subject to the vested rights being confirmed by the County. A decision on the Petition is not discretionary, rather the Board of Supervisors must decide whether to confirm the vested rights by reviewing the historical facts in light of how the California Supreme Court has interpreted the relevant legal principles.

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

On May 12, 2023, the Company announced the result of the County Planning Commission (the "Planning Commission") hearing on the Idaho-Maryland Mine Project. The Planning Commission held a public hearing on May 10 and May 11, 2023 to consider the Final Environmental Impact Report (the "FEIR"). At the conclusion of the public hearing the Planning Commission recommended to the Nevada County Board of Supervisors that the FEIR not be certified and that the Use Permit be denied. The Nevada County Board of Supervisors adopted a resolution in a public forum at the Hearing held on February 16, 2024, denying the Company's application for a Use Permit to allow the re-opening of the Idaho Maryland Gold Mine and to not certify the Final Environmental Impact Report.

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

Plan of Operations

As at January 31, 2024, the Company had a cash balance of $568,505, compared to a cash balance of $758,272 as at July 31, 2023.

Our plan of operations for the next 12 months is to enter into litigation in pursuit of protecting the Company's property rights under both California State and US Federal Law, including asserting its 5th Amendment Rights under the US Constitution and other due process rights under the 14th Amendment of the US Constitution. The Company is also considering asking the Court to overturn the County of Nevada's decision denying the Company's Vested Mining Rights.

On February 20, 2024, the Company announced that the Nevada County Board of Supervisors adopted a resolution at the Hearing, denying the Company's application for a Use Permit to allow the re-opening of the Idaho Maryland Gold Mine and not certifying the Final Environmental Impact Report.

On September 6, 2023, the Company submitted a Petition to the County asserting its vested right to mine at the I-M Mine Property. As demonstrated in the Petition, mining operations on the I-M Mine Property are a vested use, protected under the California and federal Constitutions, and a use permit is not required for mining operations to continue. On December 13 and 14, 2023, the Nevada County Board of Supervisors ("Board of Supervisors") held a public hearing regarding the Company's Petition and the Board of Supervisors adopted a resolution rejecting the Company's vested rights petition to operate the I-M Mine Property.

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

Results of Operations

For the Periods Ended January 31, 2024 and 2023

	Three months	Three months	Six months	Six months
	ended January	ended January	ended January	ended January
	31, 2024	31, 2023	31, 2024	31, 2023

EXPENSES
Accretion expense	$19,409	$28,963	$49,522	$57,926
Consulting	113,600	172,686	166,183	278,256
Directors' fees	30,000	20,000	58,022	40,000
Filing and regulatory	8,679	24,782	21,586	33,332
Foreign exchange (gain) loss	(5,088)	24,522	7,899	65,480
General and administrative	116,992	37,914	262,151	118,797
Geological, mineral, and prospect costs	34,241	113,618	395,766	237,607
Interest expense	66,118	112,363	129,661	210,178
Professional fees	257,737	70,033	595,278	224,129
Promotion and shareholder communication	23,468	77,371	43,479	85,319
Salaries	5,268	33,750	89,569	67,500
Share-based compensation	140,624	-	230,985	-
Loss	$(811,048)	$(716,002)	$(2,050,101)	$(1,418,524)
Gain (loss) on fair value adjustment on derivative liability	211,196	(746,509)	128,715	(728,525)

Write-off on receivable	(126)	-	(64,564)	-
Other income	2,492	1,033	10,039	1,033
Net loss and comprehensive loss for the period	$(597,486)	$(1,461,478)	$(1,975,911)	$(2,146,016)
Basic and diluted loss per common share	$(0.01)	$(0.02)	$(0.05)	$(0.04)
Weighted average number of common shares outstanding (basic and diluted)	44,636,253	32,837,257	42,499,527	32,837,257

The Company's operating results for the periods ended January 31, 2024 and 2023 are summarized as follows:

Liquidity and Capital Resources

Working Capital

	At January 31, 2024	At July 31, 2023	At July 31, 2022

Current Assets	$690,226	$980,843	$986,577
Current Liabilities	$2,567,334	$508,571	$349,960
Working Capital	$(1,877,108)	$472,272	$636,617

Cash Flows

	For the six-month period ended January 31, 2024	For the six-month period ended January 31, 2023

Net Cash used in Operating Activities	$(1,140,620)	$(493,809)
Net Cash used in Investing Activities	$-	$-
Net Cash provided by Financing Activities	$950,853	$1,821,970
Net increase/(decrease) in Cash During the Period	$(189,767)	$1,328,161

As of January 31, 2024, the Company had $568,505 in cash, $690,226 in current assets, $5,356,422 in total assets, $2,567,334 in current liabilities and $11,300 in non-current liabilities, a working capital deficit of $1,877,108 and an accumulated deficit of $28,644,897.

During the six-month period ended January 31, 2024, the Company used $1,140,620 (2023 - $493,809) in net cash on operating activities. The difference in net cash used in operating activities during the two periods was largely due to the difference between the loss (gain) of the revaluation adjustment of the derivative liability, share-based compensation for options granted during the period, and professional fees related to the Use Permit and Vested Rights petition.

The Company had no investing activities during the six-month period ending January 31, 2024 (January 31, 2023 - $Nil).

The Company received net cash of $950,853 (2023 - $1,821,970) from financing activities related to the private placement during the six-month periods ending January 31, 2024.

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

As of the end of the period covered by this Report, management of the Company carried out an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, management concluded that the Company's disclosure controls and procedures were not effective as of January 31, 2024 because a material weakness in internal control over financial reporting existed as of that date as a result of a lack of segregation of incompatible duties due to insufficient personnel.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the period ended January 31, 2024 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

In addition, the Company may incur significant legal costs going forward should it decide to litigate in pursuit of protecting its property rights under both California State and US Federal Law, including asserting its 5th Amendment Rights under the US Constitution and other due process rights under the 14th Amendment of the United States Constitution, amongst other legal remedies that are available to the Company.

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

On February 20, 2024, the Company announced that the Nevada County Board of Supervisors adopted a resolution in a public hearing on February 16, 2024 (the "Hearing"), denying the Company's application for a Use Permit to allow the re-opening of the Idaho Maryland Gold Mine and not certifying the Final Environmental Impact Report.

With respect to the denial of recognition of the vested rights and the denial of the grant of the Use Permit, consider including the Company's intention to litigate with the caveat that there is no assurance that litigation will result in a positive outcome for the Company.

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

By:	/s/ Joseph Mullin
Joseph Mullin President and Chief Executive Officer (Principal Executive Officer)
By:	/s/ Vincent Boon
Vincent Boon Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)
Date	March 18, 2024