Form 10-Q
period 2024-04-30
Rise Gold Corp.
filed 2024-06-14
CIK 1424864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2024

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

As of June 14, 2024, the registrant had 55,785,106 shares of common stock issued and outstanding.

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

RISE GOLD CORP.

(AN EXPLORATION STAGE COMPANY)

CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

PERIOD ENDED APRIL 30, 2024

RISE GOLD CORP.

(An Exploration Stage Company)

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

(Expressed in United States Dollars)

(Unaudited)

AS AT	April 30, 2024	July 31, 2023
ASSETS
Current
Cash and cash equivalents (Note 3)	$630,290	$758,272
Receivables	17,827	82,529
Prepaid expenses (Note 4)	78,091	140,042
Assets held for sale (Note 6)	511,530	-
Total current assets	1,237,738	980,843

Non-current
Mineral property interests (Note 5)	4,149,053	4,149,053
Equipment (Note 6)	-	528,465
Deferred financing asset (Note 11)	112,092	-
Total assets	$5,498,883	$5,658,361

LIABILITIES AND STOCKHOLDERS' EQUITY
Current
Accounts payable and accrued liabilities	$822,152	$457,412
Loan payable (Note 9)	1,495,459	-
Payable to related parties (Note 8)	110,079	51,159
Total current liabilities	2,427,690	508,571

Non-current
Loan payable (Note 9)	-	1,437,914
Credit facility (Note 11)	108,578	-
Derivative liability (Note 10)	2,558	140,015
Total liabilities	2,538,826	2,086,500

Stockholders' equity
Capital stock, $0.001 par value, 400,000,000 shares authorized;
55,785,106 shares issued and outstanding (Note 12)	55,785	40,363
Additional paid-in capital (Note 12)	32,546,064	30,304,568
Cumulative translation adjustment	(104,084)	(104,084)
Deficit	(29,537,708)	(26,668,986)
Total stockholders' equity	2,960,057	3,571,861

Total liabilities and stockholders' equity	$5,498,883	$5,658,361

Nature and continuance of operations (Note 1)
Contingency (Note 7)
Subsequent event (Note 11 and 15)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

RISE GOLD CORP.

(An Exploration Stage Company)

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

(Expressed in United States Dollars)

(Unaudited)

	Three months	Three months	Nine months	Nine months
	ended April	ended April	ended April	ended April
	30, 2024	30, 2023	30, 2024	30, 2023

EXPENSES
Accretion expense (Note 9 and 11)	$19,897	$41,104	$69,419	$99,030
Consulting	69,472	186,094	235,655	464,350
Directors' fees	30,000	20,000	88,022	60,000
Filing and regulatory	8,959	13,470	30,545	46,802
Foreign exchange (gain) loss	20,081	(26,781)	27,980	38,699
General and administrative	76,937	147,829	339,088	266,626
Geological, mineral, and prospect costs (Note 5)	337,158	438,319	732,924	675,926
Interest expense (Note 9 and 11)	62,569	56,850	192,230	267,028
Professional fees	276,858	181,335	872,136	405,464
Promotion and shareholder communication	8,079	68,947	51,558	154,266
Salaries	(43)	33,750	89,526	101,250
Share-based compensation (Note 12)	-	466,527	230,985	466,527
Loss	$(909,967)	$(1,627,444)	$(2,960,068)	$(3,045,968)
Gain (loss) on fair value adjustment on derivative liability (Note 10)	8,742	274,107	137,457	(454,418)
Write-off on receivable	40	-	(64,524)	-
Other income	8,374	(5)	18,413	1,029
Net loss and comprehensive loss for the period	$(892,811)	$(1,353,342)	$(2,868,722)	$(3,499,357)
Basic and diluted loss per common share	$(0.02)	$(0.04)	$(0.07)	$(0.09)
Weighted average number of common shares outstanding (basic and diluted)	47,128,914	39,742,958	43,108,301	34,483,714

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

RISE GOLD CORP.

(An Exploration Stage Company)

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

(Expressed in United States Dollars)

(Unaudited)

FOR THE NINE MONTHS ENDED APRIL 30,	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES
Loss for the period	$(2,868,722)	$(3,499,357)
Items not involving cash
Depreciation	16,935	17,115
Interest expense	192,230	267,028
Share-based compensation	230,985	466,527
Accretion expense	69,419	99,030
Loss (gain) on fair value adjustment on derivative liability	(137,457)	454,418
Non-cash working capital item changes:
Receivables	64,701	9,219
Prepaid expenses	61,950	352,258
Accounts payable and accrued liabilities	484,459	(94,713)
Related party payables	58,920	(7,824)
Net cash used in operating activities	(1,826,580)	(1,936,299)

CASH FLOWS FROM FINANCING ACTIVITIES
Private placement, net of issuance cost	1,898,598	2,985,423
Loan repayment	(200,000)	(250,000)
Proceeds from option exercise	-	27,408
Net cash provided by financing activities	1,698,598	2,762,831

Change in cash and cash equivalents for the period	(127,982)	826,532
Cash and cash equivalents, beginning of period	758,272	471,918
Cash and cash equivalents, end of period	$630,290	$1,298,450

Supplemental disclosure with respect to cash flows (Note 13)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

RISE GOLD CORP.

(An Exploration Stage Company)

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF STOCKHOLDERS' EQUITY

(Expressed in United States Dollars)

(Unaudited)

	Capital Stock		Additional Paid- in Capital	Shared subscribed in advance	Cumulative Translation Adjustment

	Number	Amount				Deficit	Total

Balance as at July 31, 2022	32,787,798	$32,788	$26,678,566	$-	$(104,084)	$(23,008,604)	$3,598,666
Loss for the period	-	-	-	-	-	(684,538)	(684,538)
Balance as at October 31, 2022	32,787,798	$32,788	$26,678,566	$-	$(104,084)	$(23,693,142)	$2,914,128
Shares issued for cash, net of issuance cost	4,449,066	4,449	1,767,521	50,000	-		1,821,970
Loss for the period	-	-	-	-	-	(1,461,478)	(1,461,478)
Balance as at January 31, 2023	37,236,864	$37,237	$28,446,087	$50,000	$(104,084)	$(25,154,620)	$3,274,620
Shares issued for cash, net of issuance cost	3,050,936	3,051	1,210,402	(50,000)	-	-	1,163,453
Options exercise	75,000	75	27,334	-	-	-	27,409
Warrants issued for loan modification	-	-	132,869	-	-	-	132,869
Share-based compensation	-	-	466,527	-	-	-	466,527
Loss for the period	-	-	-		-	(1,353,342)	(1,353,342)
Balance as at April 30, 2023	40,362,800	$40,363	$30,283,219	$-	$(104,084)	$(26,507,962)	$3,711,536

Balance as at July 31, 2023	40,362,800	$40,363	$30,304,568	$-	$(104,084)	$(26,668,986)	$3,571,861
Loss for the period	-	-	-	-	-	(1,378,425)	(1,378,425)
Shares subscribed in advance	-	-	-	440,868	-	-	440,868
Share-based compensation	-	-	90,361	-	-	-	90,361
Balance as at October 31, 2023	40,362,800	$40,363	$30,394,929	$440,868	$(104,084)	$(28,047,411)	$2,724,665
Loss for the period	-	-	-	-	-	(597,486)	(597,486)
Shares issued for cash, net of issuance cost	5,377,541	5,378	945,476	(440,868)	-	-	509,986
Share-based compensation	-	-	140,624	-	-	-	140,624
Balance as at January 31, 2024	45,740,341	$45,741	$31,481,029	$-	$(104,084)	$(28,644,897)	$2,777,789
Loss for the period	-	-	-	-	-	(892,811)	(892,811)
Shares issued for cash, net of issuance cost	10,044,765	10,044	937,698	-	-	-	947,742
Warrants issued for credit facility	-	-	127,337	-	-	-	127,337
Balance as at April 30, 2024	55,785,106	$55,785	$32,546,064	$-	$(104,084)	$(29,537,708)	$2,960,057

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

RISE GOLD CORP. (An Exploration Stage Company) NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE NINE-MONTH PERIOD ENDED APRIL 30, 2024 (Expressed in United States Dollars) (Unaudited)

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

The Company is in the early stages of exploration and as is common with any exploration company, it raises financing for its acquisition activities. The accompanying consolidated financial statements have been prepared on the going concern basis, which presumes that the Company will continue operations for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of business. The Company has incurred a loss of $2,868,722 for the nine-month period ended April 30, 2024 and has accumulated a deficit of $29,537,708. The ability of the Company to continue as a going concern is dependent on the Company's ability to maintain continued support from its shareholders and creditors and to raise additional capital and implement its business plan. There is no assurance that the Company will be able to obtain adequate financing in the future or that such financing will be on terms advantageous to the Company. These events and conditions cast substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

At April 30, 2024, the Company had a working capital deficit of $1,189,952 (July 31, 2023 - working capital of $472,272).

2. BASIS OF PREPARATION

Generally Accepted Accounting Principles

These unaudited condensed consolidated interim financial statements have been prepared in conformity with generally accepted accounting principles of the United States of America ("US GAAP") and the rules and regulations of the Securities and Exchange Commission ("SEC") for financial information with the instructions to Form 10-Q and Regulation S-K. Results are not necessarily indicative of results which may be achieved in the future. The unaudited condensed consolidated interim financial statements should be read in conjunction with the Company's Annual Report on Form 10-K, which contains the audited financial statements and notes thereto, together with Management's Discussion and Analysis, for the year ended July 31, 2023. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such SEC rules and regulations. These financial statements follow the same accounting policies in the annual financial statements. The operating results for the nine months ended April 30, 2024 are not necessarily indicative of the results that may be expected for the year ended July 31, 2024.

RISE GOLD CORP. (An Exploration Stage Company) NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE NINE-MONTH PERIOD ENDED APRIL 30, 2024 (Expressed in United States Dollars) (Unaudited)

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

3. CASH AND CASH EQUIVALENTS

As at April 30, 2024, the balance of cash and cash equivalents is $630,290 (July 31, 2023: $758,272) of which $Nil (July 31, 2023: $682,807) is cash equivalents related to Guaranteed Investment Certificates (GICs) held during the period.

4. PREPAID EXPENSES

	April 30, 2024	July 31, 2023
Current
Insurance	$11,599	$79,758
Deposits	48,447	50,539
Investor relations	18,045	9,745
Total	$78,091	$140,042

RISE GOLD CORP. (An Exploration Stage Company) NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE NINE-MONTH PERIOD ENDED APRIL 30, 2024 (Expressed in United States Dollars) (Unaudited)

5. MINERAL PROPERTY INTERESTS

The Company's mineral properties balance consists of:

Idaho-Maryland, California

July 31, 2023 and April 30, 2024	$4,149,053

Title to mineral properties

Title to mineral properties involves certain inherent risks due to the difficulties of determining the validity of certain mineral titles. Additionally, the potential for problems arising from the frequently ambiguous conveying history characteristic of many mineral properties also exist in addition to requisite permits to authorize a mine. As at April 30, 2024, the Company holds title to the Idaho-Maryland Gold Mine Property.

As of April 30, 2024, based on management's review of the carrying value of mineral rights, management determined that there is no evidence that the cost of these acquired mineral rights will not be fully recovered and accordingly, the Company determined that no adjustment to the carrying value of mineral rights was required. As of the date of these consolidated financial statements, the Company has not established any proven or probable reserves on its mineral properties and has incurred only acquisition and exploration costs.

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

RISE GOLD CORP. (An Exploration Stage Company) NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE NINE-MONTH PERIOD ENDED APRIL 30, 2024 (Expressed in United States Dollars) (Unaudited)

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

On May 14, 2018, the Company completed the purchase of the surface rights by making the final payment of $1,300,000.

As at April 30, 2024, the Company has incurred cumulative exploration expenditures of $9,463,906 on the Idaho-Maryland Gold Mine property as follows:

	Nine months ended April 30, 2024	Year ended July 31, 2023

Idaho-Maryland Gold Mine expenditures:
Opening balance	$8,730,982	$7,958,346

Consulting	651,265	629,183
Depreciation	16,935	22,971
Engineering	4,634	20,370
Exploration	(1,232)	(28,183)
Logistics	5,283	21,815
Rent	46,405	97,332
Supplies	8,822	9,148
Sampling	812	-
Total expenditures for the period	732,924	772,636

Closing balance	$9,463,906	$8,730,982

RISE GOLD CORP. (An Exploration Stage Company) NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE NINE-MONTH PERIOD ENDED APRIL 30, 2024 (Expressed in United States Dollars) (Unaudited)

6. EQUIPMENT

Cost	Drilling equipment
At July 31, 2022	$644,847
At July 31, 2023	$644,847
At April 30, 2024	$644,847

Accumulated depreciation
At July 31, 2022	$93,411
Depreciation	22,971
At July 31, 2023	$116,382
Depreciation	16,935
At April 30, 2024	$133,317

Total carrying value, July 31, 2023	$528,465

Total carrying value, April 30, 2024	$511,530
Assets held for sale	(511,530)
Total carrying value, April 30, 2024	$-

Assets Held for Sale

During the quarter ended April 30, 2024, the Company approved a plan to sell its drilling equipment. The Company intends to sell the equipment within the next twelve months. No impairment loss was recognized on reclassification to asset held for sale as the Company expects the fair value (estimated based on recent market prices of similar assets) less cost to sell is higher than the carrying amount. As a result, the net carrying amount of $511,530 has been reclassified.

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

RISE GOLD CORP. (An Exploration Stage Company) NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE NINE-MONTH PERIOD ENDED APRIL 30, 2024 (Expressed in United States Dollars) (Unaudited)

8. RELATED PARTY TRANSACTIONS

Key management personnel consist of the Chief Executive Officer, Chief Financial Officer, and the directors of the Company. The remuneration of the key management personnel is as follows:

a) Salaries of $89,526 (2023 - $101,250) to the previous CEO of the Company. Consulting fees of $80,556 and $88,716 (2023 - $Nil and $Nil) to the CEO and an advisor of the Company

b) Director fees of $88,022 (2023 - $60,000) to directors of the Company.

c) During the period ended April 30, 2024, the Company paid $99,572 (2023 - $99,426) in professional and consulting fees to a company controlled by a director of the Company.

d) Share-based compensation of $166,619 (2023 - $421,883) for options granted during the period ended.

e) As at April 30, 2024 and July 31, 2023, $110,079 and $51,159 were owed to related parties, respectively.

f) As at April 30, 2024, certain directors of the Company purchased an aggregate of 7,969,067 units of the private placement for gross proceeds of $972,300 (2023 - purchased 2,394,299 units for $957,720).

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

Loan Payable
Balance, July 31, 2022	$1,364,530
Interest expense	328,097
Accretion expense	149,505
Issuance costs	(154,218)
Repayment	(250,000)
Balance, July 31, 2023	$1,437,914
Interest expense	189,035
Accretion expense	68,510
Repayment	(200,000)
Balance, April 30, 2024	$1,495,459

RISE GOLD CORP. (An Exploration Stage Company) NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE NINE-MONTH PERIOD ENDED APRIL 30, 2024 (Expressed in United States Dollars) (Unaudited)

9. LOAN PAYABLE (continued)

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

The following table shows a continuity of the Company's derivative liability:

		Number of warrants
		accounted for as
	Warrant derivative	derivative liability
Balance, July 31, 2022	$373,910	4,991,645
Fair value adjustment	(233,895)	-
Balance, July 31, 2023	$140,015	4,991,645
Fair value adjustment	(137,457)	-
Balance, April 30, 2024	$2,558	4,991,645

For the nine-month period ended April 30, 2024, the Company recorded a total gain on fair value of derivative liability of $137,457 (April 30, 2023 - loss of $454,418).

RISE GOLD CORP. (An Exploration Stage Company) NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE NINE-MONTH PERIOD ENDED APRIL 30, 2024 (Expressed in United States Dollars) (Unaudited)

10. DERIVATIVE LIABILITY (continued)

The following weighted average assumptions were used for the Black-Scholes pricing model valuation of warrants as at April 30, 2024 and July 31, 2023:

	April 30, 2024	July 31, 2023

Risk-free interest rate	4.34%	4.67%
Expected life of warrants	0.18 to 0.30 years	0.93 to 1.05 years
Expected annualized volatility	121.62% to 132.25%	151.04% to 154.60%
Share price at measurement date	$0.22	$0.19
Dividend	Nil	Nil
Forfeiture rate	0%	0%

11. CREDIT FACILITY

On February 6, 2024, the Company entered into a credit facility arrangement with an arm's length lender that also provides services to the Company. Pursuant to the arrangement, each month, the lender will defer and add to the loan principal an amount equal to half of the fees billed by the lender up to $1,000,000. Amounts loaned will bear interest at a rate of 12% per annum compounded annually and will be due four years from the date of the arrangement. The Company may repay any amounts owing under the credit facility at any time without penalty. In connection with the credit facility, the Company has issued 1,000,000 non-transferable share purchase warrants to the lender, with each warrant exercisable into one share of common stock of the Company at a price of $0.16 per share for a period of four years from the date of issuance. The fair value of these warrants was calculated to be $127,336 of which was $15,244 in accretion expense was offset against the credit facility balance. In addition, for each $100,000 loaned under the arrangement, the Company has agreed to issue to the lender 200,000 additional non-transferable warrants ("Additional Warrants"). Each Additional Warrant will be exercisable into one share of common stock of the Company at any time within a four-year period from the date of issuance at an exercise price equal to the market price of the shares of the Company on grant.

Credit Facility
Balance, July 31, 2023	$—
Principal amount	119,717
Interest expense	3,195
Issuance costs	(15,244)
Accretion expense	910
Balance, Apr 30, 2024	$108,578

Deferred Financing Asset
Balance, July 31, 2023	$—
Issuance costs 1,000,000 warrants	127,336
Allocation to credit facility	(15,244)
Balance, Apr 30, 2024	$112,092

RISE GOLD CORP. (An Exploration Stage Company) NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE NINE-MONTH PERIOD ENDED APRIL 30, 2024 (Expressed in United States Dollars) (Unaudited)

11. CREDIT FACILITY (continued)

The following weighted average assumptions were used for the Black-Scholes pricing model valuation of warrants:

February 5, 2024

Risk-free interest rate	3.67%
Expected life of warrants	4 years
Expected annualized volatility	122.71%
Share price at grant date	$0.16
Exercise price	$0.16
Fair value	$0.13
Dividend	Nil
Forfeiture rate	0%

Subsequent to the period ended April 30, 2024, 200,000 additional warrants are to be issued.

12. CAPITAL STOCK AND ADDITIONAL PAID-IN-CAPITAL

Private Placements

On April 29, 2024, the Company completed a non-brokered private placement over two tranches for gross proceeds totaling $954,253 through the issuance of 10,044,765 units in total at a price of $0.095 per unit with each unit consisting of one share of common stock and one-half of one share purchase warrant. Each whole warrant entitles the holder to acquire one additional share of common stock at an exercise price of $0.158 for a period of three years from the date of issuance. Certain directors of the Company purchased an aggregate of 5,436,847 units of the private placement for gross proceeds of $516,500. The Company paid fees of $8,475 and issued 21,000 finder's warrants where each finder's warrant entitles the holder to acquire one share at a price of $0.158 for a period of two years. The Company paid legal fees of $15,137 in connection with this financing.

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

RISE GOLD CORP. (An Exploration Stage Company) NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE NINE-MONTH PERIOD ENDED APRIL 30, 2024 (Expressed in United States Dollars) (Unaudited)

12. CAPITAL STOCK AND ADDITIONAL PAID-IN-CAPITAL (continued)

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

The following incentive stock options were outstanding and exercisable as at April 30, 2024:

Number of Options	Weighted Average Exercise Price (C$)	Expiry Date

280,000	0.70	August 21, 2024
1,338,500	1.20	September 22, 2025
805,000	0.82	February 7, 2027
1,045,000	0.72	February 21, 2028
397,780	0.35	September 22, 2028
707,752	0.34	December 12, 2028
4,574,032	0.79

As at April 30, 2024, the aggregate intrinsic value of the Company's stock options is $Nil (July 31, 2023 - $Nil).

Stock option transactions are summarized as follows:

	Number of Options	Weighted Average Exercise Price ($C)
Balance outstanding and exercisable, July 31, 2022	3,038,500	1.02
Options granted	1,045,000	0.72
Options cancelled	(60,000)	1.08
Options expired	(310,000)	1.20
Options exercised	(75,000)	0.50
Balance outstanding and exercisable, July 31, 2023	3,638,500	0.93
Options granted	1,105,532	0.34
Options expired	(170,000)	1.00
Balance outstanding and exercisable, April 30, 2024	4,574,032	$0.79

RISE GOLD CORP. (An Exploration Stage Company) NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE NINE-MONTH PERIOD ENDED APRIL 30, 2024 (Expressed in United States Dollars) (Unaudited)

12. CAPITAL STOCK AND ADDITIONAL PAID-IN-CAPITAL (continued)

Stock Options (continued)

The following weighted average assumptions were used for the Black-Scholes pricing model valuation of stock options issued during the period ended April 30, 2024 and July 31, 2023:

	April 30, 2024	July 31, 2023
Risk-free interest rate	3.53% and 4.21%	3.58%
Expected life of stock options	5 years	5 years
Expected annualized volatility	131.16% and 131.87%	122.01%
Share price at grant date	$0.23 and $0.26	$0.53
Dividend	Nil	Nil
Forfeiture rate	0%	0%

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

RISE GOLD CORP. (An Exploration Stage Company) NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE NINE-MONTH PERIOD ENDED APRIL 30, 2024 (Expressed in United States Dollars) (Unaudited)

12. CAPITAL STOCK AND ADDITIONAL PAID-IN-CAPITAL (continued)

Warrants (continued)

The following warrants were outstanding at April 30, 2024:

Number of Warrants	Exercise Price (C$)	Expiry Date

518,406	1.00	July 3, 2024
2,291,321	1.00	August 19, 2024
1,150,000	1.00	September 9, 2024
2,181,917	1.36	July 31, 2024
166,666	1.36	September 21, 2024
2,231,429	0.80	January 31, 2025
1,529,008	0.80	February 17, 2025
575,000	0.80	February 17, 2025
1,659,214	0.36	November 7, 2025
1,065,555	0.36	December 7, 2025
1,000,000	0.22	February 5, 2028
2,873,170	0.21	April 9, 2027
9,000	0.21	April 9, 2026
2,149,212	0.21	April 29, 2027
12,000	0.21	April 29, 2026
19,411,898	0.66

Warrant transactions are summarized as follows:

	Number of Warrants	Weighted Average
		Exercise Price (C$)
Balance, July 31, 2022	12,337,006	$0.95
Warrants issued	4,335,437	0.80
Warrants expired	(11,196)	1.00
Balance, July 31, 2023	16,661,247	0.91
Warrants issued	8,768,151	0.26
Warrants expired	(6,017,500)	0.76
Balance, April 30, 2024	19,411,898	0.66

RISE GOLD CORP. (An Exploration Stage Company) NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE NINE-MONTH PERIOD ENDED APRIL 30, 2024 (Expressed in United States Dollars) (Unaudited)

13. SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

During the nine -month periods ended April 30, 2024 and 2023, the Company had the following non-cash financing and investing activities:

For the period ended April 30, 2024:

a) The Company accrued $192,230 of interest expense as part of the outstanding balance of loan payable and credit facility.

b) The Company accrued $910 of accretion expense on warrants issued for deferred financing asset.

For the period ended April 30, 2023:

a) Company accrued $267,028 of interest expense as part of the outstanding balance of loan payable.

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

15. SUBSEQUENT EVENT

Subsequent to the period ended April 30, 2024, the Company granted a total of 1,004,479 stock options to directors and an officer of the Company. The stock options are exercisable at a price of $0.17 per share until May 1, 2029.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

SPECIAL NOTE OF CAUTION REGARDING FORWARD-LOOKING STATEMENTS

CERTAIN STATEMENTS IN THIS REPORT, INCLUDING STATEMENTS IN THE FOLLOWING DISCUSSION, ARE WHAT ARE KNOWN AS "FORWARD LOOKING STATEMENTS", WHICH ARE BASICALLY STATEMENTS ABOUT THE FUTURE. FOR THAT REASON, THESE STATEMENTS INVOLVE RISK AND UNCERTAINTY SINCE NO ONE CAN ACCURATELY PREDICT THE FUTURE. WORDS SUCH AS "PLANS", "INTENDS", "WILL", "HOPES", "SEEKS", "ANTICIPATES", "EXPECTS" AND THE LIKE OFTEN IDENTIFY SUCH FORWARD-LOOKING STATEMENTS, BUT ARE NOT THE ONLY INDICATION THAT A STATEMENT IS A FORWARD-LOOKING STATEMENT. SUCH FORWARD LOOKING STATEMENTS INCLUDE STATEMENTS CONCERNING OUR PLANS AND OBJECTIVES WITH RESPECT TO PRESENT AND FUTURE OPERATIONS, AND STATEMENTS WHICH EXPRESS OR IMPLY THAT SUCH PRESENT AND FUTURE PLANS OR OPERATIONS WILL OR MAY PRODUCE POSITIVE RESULTS, REVENUES, INCOME OR PROFITS. NUMEROUS FACTORS AND FUTURE EVENTS COULD CAUSE US TO CHANGE SUCH PLANS AND OBJECTIVES OR FAIL TO SUCCESSFULLY IMPLEMENT SUCH PLANS OR ACHIEVE SUCH OBJECTIVES, OR CAUSE SUCH PRESENT AND FUTURE OPERATIONS TO FAIL TO PRODUCE REVENUES, INCOME OR PROFITS. THEREFORE, THE FOLLOWING DISCUSSION SHOULD BE CONSIDERED IN LIGHT OF THE DISCUSSION OF RISKS AND OTHER FACTORS CONTAINED IN THIS QUARTERLY REPORT ON FORM 10-Q AND IN OUR OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. NO STATEMENTS CONTAINED IN THE FOLLOWING DISCUSSION SHOULD BE CONSTRUED AS A GUARANTEE OR ASSURANCE OF FUTURE PERFORMANCE OR FUTURE RESULTS.

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

Business Development

Developments in our Company's business during the July 31, 2023 fiscal year and the nine-month period ended April 30, 2024 (and subsequent period), include the following:

On May 13, 2024, the Company reported that we had submitted a Writ of Mandamus to the Superior Court of California (the "Court") asking the Court to compel the Board of Supervisors of Nevada County (the "Board of Supervisors") to follow applicable law and grant recognition of the Company's vested right to operate our I-M Property.  The Company's position in this matter is that the Board of Supervisors' December 2023 decision to deny the Company's vested rights petition adversely infringed on our fundamental and constitutional property rights.  The Company contends that the Court is compelled to use its independent judgement and consider the administrative record de novo (i.e., "afresh" or "from the beginning") and without deference to the Board of Supervisors arguments or conclusions.

On May 1, 2024, the Company granted a total of 1,004,479 stock options to directors and an officer of the Company. The stock options are exercisable at a price of $0.17 per share until May 1, 2029.

On April 29, 2024, the Company completed a non-brokered private placement over two tranches for gross proceeds totaling $954,253 through the issuance of 10,044,765 units in total at a price of $0.095 per unit with each unit consisting of one share of common stock and one-half of one share purchase warrant. Each whole warrant entitles the holder to acquire one additional share of common stock at an exercise price of $0.158 for a period of three years from the date of issuance. Certain directors of the Company purchased an aggregate of 5,406,320 units of the private placement for gross proceeds of $513,600. The Company paid fees of $8,475 and issued 21,000 finder's warrants where each finder's warrant entitles the holder to acquire one share at a price of $0.158 for a period of two years. The Company paid legal fees of $15,137 in connection with this financing.

On February 20, 2024, the Company announced that the Board of Supervisors adopted a resolution in a public hearing on February 16, 2024, denying the Company's application for a Use Permit to allow the re-opening of the I-M Mine Property and not certifying the "FEIR".

On February 6, 2024, the Company entered into a credit facility arrangement with an arm's length lender that also provides services to the Company. Pursuant to the arrangement, each month, the lender will defer and add to the loan principal an amount equal to half of the fees billed by the lender up to $1,000,000. Amounts loaned will bear interest at a rate of 12% per annum compounded annually and will be due four years from the date of the arrangement. The Company may repay any amounts owing under the credit facility at any time without penalty. In connection with the credit facility, the Company has issued 1,000,000 non-transferable share purchase warrants to the lender, with each warrant exercisable into one share of common stock of the Company at a price of $0.16 per share for a period of four years from the date of issuance. In addition, for each $100,000 loaned under the arrangement, the Company has agreed to issue to the lender 200,000 additional non-transferable warrants ("Additional Warrants"). Each Additional Warrant will be exercisable into one share of common stock of the Company at any time within a four-year period from the date of issuance at an exercise price equal to the market price of the shares of the Company on grant.

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

On September 6, 2023, the Company submitted a Petition to the County of Nevada, California (the "County") asserting its vested right to mine at the I-M Mine Property. The Company's position as demonstrated in the Petition is that mining operations on the I-M Mine Property are a vested use, protected under the California and federal Constitutions, and a use permit is not required for mining operations to continue. The Company owns the I-M Mine Property consisting of 175 acres of surface land and a 2,560 acre mineral estate (the "Vested Mine Property"), located in the County. Before the I-M Mine Property was consolidated into its current configuration in 1941, it existed as multiple historical mines and operations.

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

Once vested, this right to mine endures unless it is abandoned. Abandonment only occurs if two conditions are met: (1) there is evidence of a property owner's actual intent to abandon the vested mining right; and (2) an overt act (or failure to act) demonstrating such intent. The California Supreme Court has held that a vested mining right is not abandoned merely because the mine has been inactive for periods of time, and the Court has found that cessation of use alone does not constitute abandonment of a mine. The evidence set out in the Petition establishes the various previous owners evidenced their intent to retain the vested right to mine by continuously recording mineral reservations, entering into leases, and making plans for resuming mining in the future, even when mining operations were suspended. There is no evidence that any owner of the I-M Mine Property intended to abandon the vested mining right or took an overt act demonstrating that intent (let alone both). In addition, the vested right was already confirmed in 1980 by the County. The Company is subject to the vested rights being confirmed by the County. A decision on the Petition is not discretionary, rather the Board of Supervisors must decide whether to confirm the vested rights by reviewing the historical facts in light of how the California Supreme Court has interpreted the relevant legal principles.

On June 5, 2023, the Company sent a letter to the Board of Supervisors that highlights significant irregularities with the May 10 to 11, 2023 Planning Commission Hearing regarding the Company's proposed mining operations at the I-M Mine Property. The letter details Brown Act violations, egregious abuses of the Company's constitutionally protected rights to due process, as well as the Planning Commission's noncompliance with the County's ethics training and adopted policies for conducting the business of Board-appointed bodies. To view the full version of the press release, please visit https://www.risegoldcorp.com/news_items.

On May 12, 2023, the Company announced the result of the County Planning Commission (the "Planning Commission") hearing on the Idaho-Maryland Mine Project. The Planning Commission held a public hearing on May 10 and May 11, 2023 to consider the "FEIR". At the conclusion of the public hearing the Planning Commission recommended to the Nevada County Board of Supervisors that the FEIR not be certified and that the Use Permit be denied. The Nevada County Board of Supervisors adopted a resolution in a public forum at the Hearing held on February 16, 2024, denying the Company's application for a Use Permit to allow the re-opening of the Idaho Maryland Gold Mine and to not certify the Final Environmental Impact Report.

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

Plan of Operations

As at April 30, 2024, the Company had a cash balance of $630,290, compared to a cash balance of $758,272 as at July 31, 2023.

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

On May 13, 2024, the Company reported that we had submitted a Writ of Mandamus to the Superior Court of California (the "Court") asking the Court to compel the Board of Supervisors of Nevada County (the "Board of Supervisors") to follow applicable law and grant recognition of the Company's vested right to operate our I-M Property. The Company's position in this matter is that the Board of Supervisors' December 2023 decision to deny the Company's vested rights petition adversely infringed on our fundamental and constitutional property rights. The Company contends that the Court is compelled to use its independent judgement and consider the administrative record de novo (i.e., "afresh" or "from the beginning") and without deference to the Board of Supervisors arguments or conclusions.

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

Employees

During the year ended July 31, 2023, and until September 23, 2023, the Company had one full-time employee, who was the former Chief Executive Officer and President, and who now serves as an advisor to the Company. Our current Chief Executive Officer and President provides services pursuant to a consulting agreement, and other officers and directors provide services to us on an as-needed basis. We plan to rely on their efforts, as well as those of a number of independent consultants, to manage our operations for the foreseeable future.

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

Results of Operations

For the Periods Ended April 30, 2024 and 2023

The Company's operating results for the periods ended April 30, 2024 and 2023 are summarized as follows:

	Three months	Three months	Nine months	Nine months
	ended April	ended April	ended April	ended April
	30, 2024	30, 2023	30, 2024	30, 2023

EXPENSES
Accretion expense	$19,897	$41,104	$69,419	$99,030
Consulting	69,472	186,094	235,655	464,350
Directors' fees	30,000	20,000	88,022	60,000
Filing and regulatory	8,959	13,470	30,545	46,802
Foreign exchange (gain) loss	20,081	(26,781)	27,980	38,699
General and administrative	76,937	147,829	339,088	266,626
Geological, mineral, and prospect costs	337,158	438,319	732,924	675,926
Interest expense	62,569	56,850	192,230	267,028
Professional fees	276,858	181,335	872,136	405,464
Promotion and shareholder communication	8,079	68,947	51,558	154,266
Salaries	(43)	33,750	89,526	101,250
Share-based compensation	-	466,527	230,985	466,527
Loss	$(909,967)	$(1,627,444)	$(2,960,068)	$(3,045,968)
Gain (loss) on fair value adjustment on derivative liability	8,742	274,107	137,457	(454,418)

Write-off on receivable	40	-	(64,524)	-
Other income	8,374	(5)	18,413	1,029
Net loss and comprehensive loss for the period	$(892,811)	$(1,353,342)	$(2,868,722)	$(3,499,357)
Basic and diluted loss per common share	$(0.02)	$(0.04)	$(0.07)	$(0.09)
Weighted average number of common shares outstanding (basic and diluted)	47,128,914	39,742,958	43,108,301	34,483,714

Liquidity and Capital Resources

Working Capital

	At April 30,	At July 31,	At July 31,
	2024	2023	2022

Current Assets	$1,237,738	$980,843	$986,577
Current Liabilities	$2,427,690	$508,571	$349,960
Working Capital (Deficit)	$(1,189,952)	$472,272	$636,617

Cash Flows

	For the nine-month period ended April 30, 2024	For the nine-month period ended April 30, 2023

Net Cash used in Operating Activities	$(1,826,580)	$(1,936,299)

Net Cash used in Investing Activities	$-	$-

Net Cash provided by Financing Activities	$1,698,598	$2,762,831

Net increase/(decrease) in Cash During the Period	$(127,982)	$826,532

As of April 30, 2024, the Company had $630,290 in cash, $1,237,738 in current assets, $5,498,883 in total assets, $2,427,690 in current liabilities and $111,136 in non-current liabilities, a working capital deficit of $1,189,952 and an accumulated deficit of $29,537,708.

During the nine-month period ended April 30, 2024, the Company used $1,826,580 (2023 - $1,936,299) in net cash on operating activities. The difference in net cash used in operating activities during the two periods was largely due to the difference between the loss (gain) of the revaluation adjustment of the derivative liability, share-based compensation for options granted during the period, and professional fees related to the Use Permit and Vested Rights petition.

The Company had no investing activities during the nine-month period ending April 30, 2024 (April 30, 2023 - $Nil).

The Company received net cash of $1,698,598 (2023 - $2,762,831) from financing activities related to the private placement and net of loan repayment during the nine-month periods ending April 30, 2024.

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

As of the end of the period covered by this Report, management of the Company carried out an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, management concluded that the Company's disclosure controls and procedures were not effective as of April 30, 2024 because a material weakness in internal control over financial reporting existed as of that date as a result of a lack of segregation of incompatible duties due to insufficient personnel.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the period ended April 30, 2024 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

Not applicable.

ITEM 1A. RISK FACTORS.

Risks Related to Our Business

Increased levels of volatility or a rapid destabilization of global economic conditions could have a material adverse effect on our operations and financial condition.

In recent years, global financial conditions have been characterized by increased volatility which has impacted many industries, including the mining industry. Global financial conditions are subject to sudden and rapid destabilization in response to current and future events, as governmental authorities may have limited resources to respond to such events. Global capital markets continue to experience increased volatility in response to global events such as the significant increase in the rate of inflation in recent years, and the effects of certain countermeasures taken by central banks including increased interest rates. Future economic crises may be precipitated by any number of causes, including natural disasters, epidemics (such as the COVID-19 virus pandemic), geopolitical instability and war (such as the Russian invasion of Ukraine and the Israel-Palestine conflict), the failure of financial institutions, terrorism, material changes in the price of oil, the volatility of metal prices, and the volatility of global financial markets. Continued increased levels of volatility or a sudden or rapid destabilization of global economic conditions could negatively impact our ability to obtain equity or debt financing or to make other suitable arrangements to finance our Idaho-Maryland Mine Project which, in turn, could have a material adverse effect on our operations and financial condition.

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

In addition, the Company may incur significant legal costs going forward should it decide to litigate in pursuit of protecting its property rights under both California State and US Federal Law, including asserting its 5th Amendment Rights under the US Constitution and other due process rights under the 14th Amendment of the U.S. Constitution, amongst other legal remedies that are available to the Company.

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

We rely on information systems which may become subject to security threats.

We have entered into agreements with third parties for hardware, software, telecommunications and other information technology ("IT") services in connection with our operations. Our operations depend, in part, on how well we and our suppliers protect networks, equipment, IT systems and software against damage from a number of threats, including, but not limited to, cable cuts, natural disasters, terrorism, fire, power loss, hacking, phishing schemes, computer viruses, vandalism, fraud and theft. Our operations also depend on the timely maintenance, upgrade and replacement of networks, equipment, IT systems and software, as well as pre emptive interventions and expenditures to mitigate the risks of failures and other IT system disruptions. Any of these and other events could result in information systems failures, delays and increases in capital expenses and which would negatively impact the Company's ability to operate. The failure of any part of our information systems could, depending on the nature and degree of any such failure, adversely impact our reputation and results of operations. Our risk and exposure to these matters cannot be fully mitigated because of, among other things, the evolving nature of these threats. As a result, cyber security and the continued development and enhancement of controls, processes and practices designed to protect our systems, computers, software, data and networks from attack, damage or unauthorized access remain a priority. As cyber threats continue to evolve, we may be required to expend additional resources to continue to modify or enhance protective measures or to investigate and remediate any security vulnerabilities.

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

We believe that mining operations on the I-M Mine Property are a vested use, protected under the California and federal Constitutions, and that a use permit is not required for mining operations to continue. The Company owns the I-M Mine Property, consisting of 175 acres of surface land and a 2,560 acre mineral estate, located in the County. Before the I-M Mine Property was consolidated into its current configuration in 1941, it existed as multiple historical mines and operations.

For the vested right to be recognized by the County, the Company needs to demonstrate that mine operations were being conducted both before and immediately after the County first required a permit to mine in 1954. The Petition and its exhibits are replete with historical evidence that mining was conducted at the I-M Mine Property prior to, during, and after 1954, when the County first required a use permit.

Once vested, this right to mine endures unless it is abandoned, which the Company contends has not occurred. Abandonment only occurs if two conditions are met: (1) there is evidence of a property owner's actual intent to abandon the vested mining right; and (2) an overt act (or failure to act) demonstrating such intent. The California Supreme Court has held that a vested mining right is not abandoned merely because the mine has been inactive for periods of time, and the Court has found that cessation of use alone does not constitute abandonment of a mine. The evidence set out in the Petition establishes the various previous owners evidenced their intent to retain the vested right to mine by continuously recording mineral reservations, entering into leases, and making plans for resuming mining in the future, even when mining operations were suspended. There is no evidence that any owner of the I-M Mine Property intended to abandon the vested mining right or took an overt act demonstrating that intent (let alone both). We are subject to the vested rights being confirmed by the County. On September 6, 2023, the Company submitted a Petition to the County asserting its vested right to mine at the I-M Mine Property. The Board of Supervisors held a public hearing regarding the Company's Petition on December 13 and 14, 2023. The Board of Supervisors denied recognition of the Company's assertion of its vested right. There is no assurance that the Courts to which we propose to appeal this determination will recognize the Company's rights.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed herewith:

3.1	Articles of Incorporation, as amended through March 29, 2017 (1)

3.2	Certificate of Change made effective December 16, 2019 (2)

3.3	Certificate of Amendment dated September 18, 2020 (2)

3.4	Bylaws (3)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

By:	/s/ Joseph Mullin
Joseph Mullin President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Vincent Boon
Vincent Boon Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Date	June 14, 2024