Form 10-K
period 2024-07-31
Rise Gold Corp.
filed 2024-10-29
CIK 1424864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________________

FORM 10-K

________________________

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2024

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
☐ Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: $6,235,695

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of October 25, 2024, the registrant had 55,785,106 shares of common stock issued and outstanding (the "Shares").

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

Business Development

Developments in our Company's business during the July 31, 2024 fiscal year and subsequent to year end, include the following:

On October 21, 2024, the Company granted 1,006,750 stock options to a director of the Company. The stock options are exercisable at a price of $0.11 per share until October 21, 2029.

On October 10, 2024, the Company finalized a secured loan agreement with Myrmikan Gold Fund, LLC (the "Lender") for a $500,000 loan (the "Loan") which will be used for the Company's working capital. The Loan has a term of 4 years with an interest rate of 15% per annum with interest accruing and payable along with the principal upon maturity. The Company issued 2,882,514 share purchase warrants at an exercise price of $0.1735 with a 4 year expiry period as additional consideration for advancing the Loan. The Loan may be repaid prior to the maturity date, in whole or in part, provided that all accrued interest is paid. The Loan will be secured against the assets of the Company and its subsidiary. Daniel Oliver Jr., a director of the Company (a related party), is the managing member of the Lender. Mr. Oliver disclosed his interest in the transaction and abstained from voting on the Company's resolution approving the Loan.

On September 20, 2024, the Company granted 1,006,750 stock options to the Company's President and CEO. The stock options are exercisable at a price of $0.10 per share until September 20, 2029.

On September 10, 2024, the Company finalized the amended debt agreement with Eridanus Capital LLC ("Eridanus") to extend an existing loan by one year to September 4, 2025 along with a reduction in interest rate to 15% per annum for a period of 12 months (commencing September 4, 2024). The Company issued 1,700,000 share purchase warrants at an exercise price of $0.115 to Eridanus as consideration for the extension. The share purchase warrants have a 4 year expiry period from the date of issuance. Eridanus directed that 340,000  of the 1,700,000 share purchase warrants be issued to Daniel Oliver Jr., a member of Eridanus, and a director of the Company.

On May 13, 2024, the Company reported that we had submitted a Writ of Mandamus to the Superior Court of California (the "Court") asking the Court to compel the Board of Supervisors of Nevada County (the "Board of Supervisors") to follow applicable law and grant recognition of the Company's vested right to operate our I-M Mine Property.  The Company's position in this matter is that the Board of Supervisors' December 2023 decision to deny the Company's vested rights petition adversely infringed on our fundamental and constitutional property rights.  The Company contends that the Court is compelled to use its independent judgement and consider the administrative record de novo (i.e., "afresh" or "from the beginning") and without deference to the Board of Supervisors arguments or conclusions.

On May 1, 2024, the Company granted a total of 1,004,479 stock options to directors and an officer of the Company. The stock options are exercisable at a price of $0.17 per share until May 1, 2029.

On April 29, 2024, the Company completed a non-brokered private placement over two tranches for gross proceeds totaling $954,253 through the issuance of 10,044,765 units in total at a price of $0.095 per unit with each unit consisting of one share of common stock and one-half of one share purchase warrant. Each whole warrant entitles the holder to acquire one additional share of common stock at an exercise price of $0.158 for a period of three years from the date of issuance. Certain directors of the Company purchased an aggregate of 5,669,478 units of the private placement for gross proceeds of $538,600. The Company paid fees of $1,995 and issued 21,000 finder's warrants where each finder's warrant entitles the holder to acquire one share at a price of $0.158 for a period of two years. The Company paid legal fees of $4,515 in connection with this financing.

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

On December 13 and 14, 2023, the Board of Supervisors held a public hearing regarding the Company's Petition and the Board of Supervisors adopted a resolution rejecting the Company's vested rights petition to operate the I-M Mine Property. To view the full version of the December 14, 2023 press release, please visit https://www.risegoldcorp.com/news_items.

On December 12, 2023, the Company granted a total of 707,752 stock options with a fair value of $140,624 to directors of the Company. The stock options are exercisable at a price of $0.25 per share until December 12, 2028.

On December 7, 2023, the Company announced that it had completed two tranches of non-brokered private placements that total $967,957 through the sale of 5,377,541 total units at a price of $0.18 per unit with each unit consisting of one share of common stock and one-half of one share purchase warrant. Each whole warrant entitles the holder to acquire one additional share of common stock at an exercise price of $0.26 for a period of two years from the date of issuance. The Company paid fees of $6,480 and issued 36,000 finder's warrants where each finder's warrant entitles the holder to acquire one share at a price of $0.26 until November 7, 2025.

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

Plan of Operations

As at July 31, 2024, the Company had a cash balance of $243,669, compared to a cash balance of $758,272 as of July 31, 2023.

Our plan of operations for the next 12 months is to review litigation options in pursuit of protecting the Company's property rights under both California state and US federal laws, including asserting its 5th Amendment rights under the US Constitution and other due process rights under the 14th Amendment of the US Constitution. The Company is also asking the Court to overturn the County of Nevada's decision denying the Company's Vested Mining Rights.

On May 13, 2024, the Company reported that we had submitted a Writ of Mandamus to the Superior Court of California (the "Court") asking the Court to compel the Board of Supervisors of Nevada County (the "Board of Supervisors") to follow applicable law and grant recognition of the Company's vested right to operate our I-M Mine Property.  The Company's position in this matter is that the Board of Supervisors' December 2023 decision to deny the Company's vested rights petition adversely infringed on our fundamental and constitutional property rights.  The Company contends that the Court is compelled to use its independent judgement and consider the administrative record de novo (i.e., "afresh" or "from the beginning") and without deference to the Board of Supervisors arguments or conclusions.

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

Employees

During the prior year ended July 31, 2023, and until September 23, 2023, the Company had one full-time employee, which was the former Chief Executive Officer and President, who now serves as an advisor to the Company. Our current Chief Executive Officer and President provides services pursuant to a consulting agreement, and other officers and directors provide services to us on an as-needed basis. We plan to rely on their efforts, as well as those of a number of independent consultants, to manage our operations for the foreseeable future.

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

In addition, the Company may incur significant legal costs going forward should it decide to litigate in pursuit of protecting its property rights under both California state and US federal laws, including asserting its 5th Amendment rights under the US Constitution and other due process rights under the 14th Amendment of the U.S. Constitution, amongst other legal remedies that are available to the Company.

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

  $3,565,631 for the year ended July 31, 2024
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

We rely on information systems that may become subject to security threats.

We have entered into agreements with third parties for hardware, software, telecommunications and other information technology ("IT") services in connection with our operations. Our operations depend, in part, on how well we and our suppliers protect networks, equipment, IT systems and software against damage from a number of threats, including, but not limited to, cable cuts, natural disasters, terrorism, fire, power loss, hacking, phishing schemes, computer viruses, vandalism, fraud and theft. Our operations also depend on the timely maintenance, upgrade and replacement of networks, equipment, IT systems and software, as well as preemptive interventions and expenditures to mitigate the risks of failures and other IT system disruptions. Any of these and other events could result in information systems failures, delays and increases in capital expenses and which would negatively impact the Company's ability to operate. The failure of any part of our information systems could, depending on the nature and degree of any such failure, adversely impact our reputation and results of operations. Our risk and exposure to these matters cannot be fully mitigated because of, among other things, the evolving nature of these threats. As a result, cybersecurity and the continued development and enhancement of controls, processes and practices designed to protect our systems, computers, software, data and networks from attack, damage or unauthorized access remain a priority. As cyber threats continue to evolve, we may be required to expend additional resources to continue to modify or enhance protective measures or to investigate and remediate any security vulnerabilities.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy

We have policies and processes for assessing, identifying, and managing material risk from cybersecurity threats and have integrated these processes into our overall risk management systems and processes. We assess material risks from cybersecurity threats, including any potential unauthorized occurrence on or conducted through our information systems that may result in adverse effects on the confidentiality, integrity, or availability of our information systems or any information residing therein.

We conduct periodic risk assessments to identify cybersecurity threats, as well as assessments in the event of a material change in our business practices that may affect information systems that are vulnerable to such cybersecurity threats. These risk assessments include identification of reasonably foreseeable internal and external risks, the likelihood and potential damage that could result from such risks, and the sufficiency of existing policies, procedures, systems, and safeguards in place to manage such risks.

Governance

One of the key functions of our Board of Directors is informed oversight of our risk management process, including risks from cybersecurity threats. Our Board is responsible for monitoring and assessing strategic risk exposure, and management is responsible for the day-to-day management of any material risks that may arise. We do not believe that there are currently any known risks from cybersecurity threats that are reasonably likely to materially affect us or our business strategy, results of operations, or financial condition.

Cybersecurity Threats

As of July 31, 2024, we have not identified an indication of a cybersecurity incident that would have a material impact on our business and consolidated financial statements. For further discussion of cybersecurity risks, please refer to Item 1A. Risk Factors.

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

hypozonal- Depth of Formation of an orogenic deposit (>12 km / >7.5 mi).

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

mesozonal- Depth of formation of an orogenic deposit (6-12 km / 3.7-7.5 mi).

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

The surface land is subject to a tax lien imposed by and payable to the County. The parcels comprising the surface land are currently assessed by the County at a total of approximately US$4.2 million and have a combined annual property tax of US$48,426 for the 2025 tax year. The total amount includes County taxes and Agency taxes. The I-M Mine Property remains in good standing with property taxes for the 2024 tax year paid in full. Property taxes for the 2025 tax year of $24,213 is due on November 1, 2024, and $24,213 is due on February 1, 2025.

The Nevada Irrigation District supplies treated water to the I-M Mine Property. Water to the Brunswick land is delivered from the Loma Rica System, while water to the Idaho land is delivered from the E. George System. A nominal service fee is charged.

The secured loans from Eridanus and Myrmikan are registered against the property by a Deed of Trust filed with the Nevada County Recorder. There are no further interests registered against the title of the surface rights.

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

The secured loans from Eridanus and Myrmikan are registered against the property by a Deed of Trust filed with the County Recorder. There are no other interests registered against or obligations required of the mineral rights of the I-M Mine Property.

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

Agreements

Rise owns a 100% interest in the I-M Mine Property and there are no known royalties on future gold production.  The secured loans from Eridanus and Myrmikan are registered against the property by a Deed of Trust filed with the County Recorder. There are no other known agreements or encumbrances to which the I-M Mine Property is subject.

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

Exploration Permits

All parcels included in the I-M Mine Property are within the "M1" Light Industrial Zoning District of the County. Mineral exploration is allowed in M1 Districts subject to zoning compliance and building permit issuance, if required. Under a Use Permit process, a Use Permit is only required for mineral exploration if one of the following conditions are triggered, as per NCC § L-II 3.22(D)(2):

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

Historic Exploration & Mine Development

The I-M Mine Property has a rich history of mining work completed between 1863 and 1956 by various operators. Extensive exploration and underground mine development were completed during that time on the I-M Mine Property. The I-M Mine Property and its comprehensive collection of original documents was rediscovered in 1990 by Consolidated Del Norte Ventures Inc., the predecessor company of Emgold Mining Corporation ("Emgold"), and efforts were made to reopen the historic mine.

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

Not applicable.

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed for trading in Canada on the CSE under the symbol "RISE" and is quoted in the United States on the OTCQX Market under the symbol "RYES".

Holders

As of the date of this Report, there are approximately 177 registered holders of our common stock.

Recent Sales of Unregistered Securities

Other than as disclosed in previous quarterly reports on Form 10-Q and current reports on Form 8-K, we have not offered and sold any equity securities that were not registered under the Securities Act during the fiscal year ended July 31, 2024.

Item 6. [Reserved]

Not applicable

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion provides information regarding the results of operations for the years ended July 31, 2024 and 2023 and our financial condition, liquidity and capital resources as of July 31, 2024 and July 31, 2023.

The following discussion and analysis should be read in conjunction with the information set forth in our audited financial statements and the notes thereto as of and for the years ended July 31, 2024 and July 31, 2023.

Results of Operations

For the Years Ended July 31, 2024 and 2023

Our operating results for the years ended July 31, 2024 and 2023 are summarized as follows:

FOR THE YEAR ENDED JULY 31,	2024	2023

EXPENSES
Accretion expense	$122,920	$149,505
Consulting	310,718	565,885
Directors' fees	118,022	81,209
Filing and regulatory	38,910	57,751
Foreign exchange loss	15,421	45,134
General and administrative	445,028	363,287
Geological, mineral, and prospect costs	808,832	772,636
Interest expense	306,246	328,097
Professional fees	1,000,394	757,769
Promotion and shareholder communication	58,361	183,340
Salaries	89,296	135,000
Share-based payments	345,507	466,527
Loss before other items	$(3,659,655)	$(3,906,140)
Gain on fair value adjustment on derivative liability	140,015	233,895
Write-off of receivable	(64,356)	-
Other income	18,365	11,863
Net loss and comprehensive loss for the year	(3,565,631)	(3,660,382)
Basic and diluted loss per common share	$(0.08)	$(0.10)
Weighted average number of common shares outstanding (basic and diluted)	46,995,567	36,393,029

Our operating expenses decreased during the year ended July 31, 2024 compared to the prior year primarily as a result of decreased activities by our Company. These activities include salaries, filing and regulatory, general and administrative, professional fees, driven by the need for expenses related to Vested Rights and Use Permit application and hearings while lowering consulting costs relating to planning and researching our mineral properties, along with activities relating to raising funds in the recent private placements.

As a result of the ongoing activities, significant expenses during the year ended July 31, 2024 include:

  Increase in mineral exploration costs to $808,832 (2023 - $772,636) related to activities surrounding the Vested Rights and Use Permit application and hearings;
  Decrease in share-based payments to $345,507 (2023 - $466,527) for the grant of options pursuant to our stock option plan to incentivize management and certain consultants;
  Decrease in consulting but increase professional fees $310,718 and $1,000,394 respectively (2023 - $565,885 and $757,769, respectively) due to the shift in strategy as the Company reviews its litigation options relating to its Vested Rights;
  Increase in other income to $18,365 (2022 - $11,863) as there was more rental income for property use in 2024;

Liquidity and Capital Resources

As of July 31, 2024, the Company had $243,669 in cash, $894,638 in current assets, $5,155,398 in total assets, $2,661,598 in current liabilities and $2,777,728 in total liabilities, working capital deficit of $1,766,960 and an accumulated deficit of $30,234,617.

During the year ended July 31, 2024, the Company used $2,213,199 in net cash on operating activities, compared to $2,476,478 in net cash on operating activities during the prior year. The difference in net cash used in operating activities during the year was due to the difference between the gain of the revaluation adjustment of the derivative liability, share-based compensation for options granted during the period, and professional fees related to the Use Permit and Vested Rights petition.

During the year ended July 31, 2024, we used net cash of $Nil (2023 - $Nil) in investing activities for the Company.

During the year ended July 31, 2024, the Company received cash from financing activities of $1,698,598 (2023 - $2,762,832) related to the private placements during the year ended July 31, 2024.

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

FOR THE YEAR ENDED JULY 31, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Directors of

Rise Gold Corp.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Rise Gold Corp. (the “Company”) as of July 31, 2024 and 2023, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for the years ended July 31, 2024 and 2023, and the related notes and schedules (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2024 and 2023, and the results of its operations and its cash flows for the year ended July 31, 2024 and 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company incurred a loss of $3,565,631 for the year ended July 31, 2024, and as of that date, had an accumulated deficit of $30,234,617. These events and conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Assessment of impairment indicators of mineral property interests

As described in Note 6 to the financial statements, the carrying amount of the Company’s mineral property interests was $4,149,053 as at July 31, 2024. As more fully described in Note 3, management applies judgment to evaluate its mineral property interests for indicators of impairment whenever events or changes in circumstance indicate that the carrying amount of the asset may not be recoverable.

The principal considerations for our determination that the assessment of impairment indicators of the mineral property interests is a critical audit matter is that there was judgment made by management when assessing whether there were indicators of impairment for the mineral property interests. This in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures to evaluate audit evidence relating to the judgments made by management in their assessment of indicators of impairment that could give rise to the requirement to prepare an estimate of the recoverable amount of the mineral property interests.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures include, among others:

  evaluating management's assessment of indicators of impairment;
  evaluation of future commodity pricing;
  assessing good standing of mineral property rights; and
  evaluating the Company's current, past, and planned exploration expenditures and ability to carry out future exploration activity.

We have served as the Company's auditor since 2013.

/s/ DAVIDSON & COMPANY LLP

Vancouver, Canada	Chartered Professional Accountants

October 29, 2024

RISE GOLD CORP.

(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

(Expressed in United States Dollars)

AS AT	July 31, 2024	July 31, 2023
ASSETS
Current
Cash and cash equivalents (Note 4)	$243,669	$758,272
Receivables	21,971	82,529
Prepaid expenses (Note 5)	117,468	140,042
Assets held for sale (Note 7)	511,530	-
Total current assets	894,638	980,843

Non-current
Mineral property interests (Note 6)	4,149,053	4,149,053
Equipment (Note 7)	-	528,465
Deferred financing asset (Note 12)	111,707	-
Total assets	$5,155,398	$5,658,361

LIABILITIES AND STOCKHOLDERS' EQUITY
Current
Accounts payable and accrued liabilities	$874,589	$457,412
Loan payable (Note 10)	1,658,060	-
Payable to related parties (Note 9)	128,949	51,159
Total current liabilities	2,661,598	508,571

Non-current
Loan payable (Note 10)	-	1,437,914
Credit facility (Note 12)	116,130	-
Derivative liability (Note 11)	-	140,015
Total liabilities	2,777,728	2,086,500

Stockholders' equity
Capital stock, $0.001 par value, 400,000,000 shares authorized;
55,785,106 (July 31, 2023 - 40,362,800) shares issued and outstanding (Note 13)	55,785	40,363
Additional paid-in capital (Note 13)	32,660,586	30,304,568
Cumulative translation adjustment	(104,084)	(104,084)
Deficit	(30,234,617)	(26,668,986)
Total stockholders' equity	2,377,670	3,571,861

Total liabilities and stockholders' equity	$5,155,398	$5,658,361

Nature and continuance of operations (Note 1)

Contingency (Note 8)

Subsequent events (Note 17)

Approved and authorized by the Board on October 25, 2024

"Benjamin Mossman"	Director	"Murray Flanigan"	Director
Benjamin Mossman		Murray Flanigan

The accompanying notes are an integral part of these consolidated financial statements.

RISE GOLD CORP.

(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS

(Expressed in United States Dollars)

FOR THE YEAR ENDED JULY 31,	2024	2023

EXPENSES
Accretion expense (Note 10 and 12)	$122,920	$149,505
Consulting	310,718	565,885
Directors' fees	118,022	81,209
Filing and regulatory	38,910	57,751
Foreign exchange loss	15,421	45,134
General and administrative	445,028	363,287
Geological, mineral, and prospect costs (Note 6)	808,832	772,636
Interest expense (Note 10 and 12)	306,246	328,097
Professional fees	1,000,394	757,769
Promotion and shareholder communication	58,361	183,340
Salaries	89,296	135,000
Share-based payments (Note 13)	345,507	466,527
Loss before other items	(3,659,655)	(3,906,140)
Gain on fair value adjustment on derivative liability (Note 11)	140,015	233,895
Write-off on receivable	(64,356)	-
Other income	18,365	11,863
Net loss and comprehensive loss for the year	(3,565,631)	(3,660,382)
Basic and diluted loss per common share	$(0.08)	$(0.10)
Weighted average number of common shares outstanding (basic and diluted)	46,995,567	36,393,029

The accompanying notes are an integral part of these consolidated financial statements.

RISE GOLD CORP.

(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF CASH FLOWS

(Expressed in United States Dollars)

FOR THE YEAR ENDED JULY 31,	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES
Loss for the year	$(3,565,631)	$(3,660,382)
Items not involving cash:
Interest expense	306,246	328,097
Depreciation	16,935	22,971
Share-based payment	345,507	466,527
Accretion expense	122,920	149,505
Gain on fair value adjustment on warrant derivatives	(140,015)	(233,895)
Non-cash working capital item changes:
Receivables	60,558	2,828
Prepaid expenses	22,574	289,260
Accounts payables and accrued liabilities	539,917	135,470
Payable to related parties	77,790	23,141
Net cash used in operating activities	(2,213,199)	(2,476,478)

CASH FLOWS FROM FINANCING ACTIVITIES
Private placement, net of issuance cost	1,898,596	2,985,423
Loan repayment	(200,000)	(250,000)
Proceeds from exercise of options	-	27,409
Net cash provided by financing activities	1,698,596	2,762,832

Change in cash and cash equivalents for the year	(514,603)	286,354
Cash and cash equivalents, beginning of year	758,272	471,918
Cash and cash equivalents, end of year	$243,669	$758,272

Supplemental disclosure with respect to cash flows (Note 15)

The accompanying notes are an integral part of these consolidated financial statements.

RISE GOLD CORP.

(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(Expressed in United States Dollars)

	Capital Stock		Additional Paid-in Capital	Cumulative Translation Adjustment

	Number	Amount			Deficit	Total

Balance as at July 31, 2022	32,787,798	$32,788	$26,678,566	$(104,084)	$(23,008,604)	$3,598,666
Shares issued for cash, net of issuance cost	7,500,002	7,500	2,977,923	-	-	2,985,423
Options exercise	75,000	75	27,334	-	-	27,409
Warrants issued for loan modification	-	-	154,218	-	-	154,218
Share-based compensation	-	-	466,527	-	-	466,527
Loss for the year	-	-	-	-	(3,660,382)	(3,660,382)
Balance as at July 31, 2023	40,362,800	$40,363	$30,304,568	$(104,084)	$(26,668,986)	$3,571,861
Shares issued for cash, net of issuance cost	15,422,306	15,422	1,883,174	-	-	1,898,596
Warrants issued for credit facility	-	-	127,337	-	-	127,337
Share-based compensation	-	-	345,507	-	-	345,507
Loss for the year	-	-	-	-	(3,565,631)	(3,565,631)
Balance as at July 31, 2024	55,785,106	$55,785	$32,660,586	$(104,084)	$(30,234,617)	$2,377,670

The accompanying notes are an integral part of these consolidated financial statements.

RISE GOLD CORP.

(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JULY 31, 2024
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

The Company is in the early stages of exploration and as is common with any exploration company, it raises financing for its acquisition activities. The accompanying consolidated financial statements have been prepared on the going concern basis, which presumes that the Company will continue operations for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of business. The Company has incurred a loss of $3,565,631 for the year ended July 31, 2024 and has accumulated a deficit of $30,234,617. The ability of the Company to continue as a going concern is dependent on the Company's ability to maintain continued support from its shareholders and creditors and to raise additional capital and implement its business plan. There is no assurance that the Company will be able to obtain adequate financing in the future or that such financing will be on terms advantageous to the Company. These events and conditions cast substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

At July 31, 2024, the Company had working capital deficit of $1,766,960 (2023 - working capital of $472,272).

2. BASIS OF PREPARATION

Generally accepted accounting principles

These consolidated financial statements have been prepared in conformity with generally accepted accounting principles of the United States of America ("US GAAP") for financial information with the instructions to Form 10-K and Regulation S-K.

RISE GOLD CORP. (An Exploration Stage Company) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEAR ENDED JULY 31, 2024 (Expressed in United States Dollars)

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

RISE GOLD CORP. (An Exploration Stage Company) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEAR ENDED JULY 31, 2024 (Expressed in United States Dollars)

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

RISE GOLD CORP. (An Exploration Stage Company) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEAR ENDED JULY 31, 2024 (Expressed in United States Dollars)

3. SIGNIFICANT ACCOUNTING POLICIES (continued)

Loss per share

Basic loss per common share is computed using the weighted average number of common shares outstanding during the year. To calculate diluted loss per share, the Company adjusts net income (loss) attributable to common shareholders and the weighted average number of common shares outstanding for the effects of all dilutive potential common shares such as stock options and warrants. As at July 31, 2024, 5,578,511 outstanding options and 16,711,575 outstanding warrants were excluded from the diluted calculation. In reporting periods when a loss is incurred, potential issuance of shares would be anti-dilutive and, therefore, basic and diluted loss per share are the same.

Financial instruments

The Company's financial instruments consist of cash, receivables, accounts payable and accrued liabilities, credit facility, loan payable and payable to related parties. It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from its financial instruments. The fair values of these financial instruments approximate their carrying values unless otherwise noted.

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

Cash and cash equivalents is considered level 1 and classified as cash on hand and held at banks. The derivative liability is recognized at fair value using level 2 inputs as the fair value of derivatives was determined using a Black-Scholes option pricing formula.

Financial instruments, including payable to related parties and accounts payable are classified as other financial liabilities and are carried at cost, which management believes approximates fair value due to the short-term nature of these instruments. Credit facility and loan payable are considered to approximate fair value as they are subject to a market rate of interest.

RISE GOLD CORP. (An Exploration Stage Company) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEAR ENDED JULY 31, 2024 (Expressed in United States Dollars)

3. SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentration of credit risk

The financial instrument which potentially subjects the Company to concentration of credit risk is cash. The Company maintains cash in bank accounts that, at times, may exceed federally insured limits However, the Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

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

4. CASH AND CASH EQUIVALENTS

As at July 31, 2024, the balance of cash and cash equivalents is $243,669 (July 31, 2023: $758,272) of which $Nil (July 31, 2023: $682,807) is cash equivalents related to Guaranteed Investment Certificates (GICs) held during the year.

RISE GOLD CORP. (An Exploration Stage Company) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEAR ENDED JULY 31, 2024 (Expressed in United States Dollars)

5. PREPAID EXPENSES

	July 31, 2024	July 31, 2023
Insurance	$56,922	$79,758
Deposits	48,226	50,539
Investor relations	12,320	9,745
	$117,468	$140,042

6. MINERAL PROPERTY INTERESTS

The Company's mineral properties balance consists of:

Idaho-Maryland, California
Ending balance, July 31, 2024 and 2023	$4,149,053

Title to mineral properties

Title to mineral properties involves certain inherent risks due to the difficulties of determining the validity of certain mineral titles as well as the potential for problems arising from the frequently ambiguous conveying history characteristic of many mineral properties. As at July 31, 2024, the Company holds title to the Idaho-Maryland Gold Mine Property.

As of July 31, 2024, based on management's review of the carrying value of mineral rights, management determined that there is no evidence that the cost of these acquired mineral rights will not be fully recovered and accordingly, the Company determined that no adjustment to the carrying value of mineral rights was required. As of the date of these consolidated financial statements, the Company has not established any proven or probable reserves on its mineral properties and has incurred only acquisition and exploration costs.

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

RISE GOLD CORP. (An Exploration Stage Company) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEAR ENDED JULY 31, 2024 (Expressed in United States Dollars)

6. MINERAL PROPERTY INTERESTS (continued)

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

On May 14, 2018, the Company completed the purchase of the surface rights by making final payments totalling $1,300,000.

As at July 31, 2024, the Company has incurred cumulative exploration expenditures of $9,539,814 on the Idaho-Maryland Gold Mine property as follows:

	Year ended July 31, 2024	Year ended July 31, 2023

Idaho-Maryland Gold Mine expenditures:
Opening balance	$8,730,982	$7,958,346

Consulting	715,108	629,183
Depreciation	16,935	22,971
Engineering	4,622	20,370
Exploration	1,405	(28,183)
Logistics	5,269	21,815
Rent	53,432	97,332
Supplies	11,251	9,148
Sampling	810	-
Total expenditures for the year	808,832	772,636

Closing balance	$9,539,814	$8,730,982

RISE GOLD CORP. (An Exploration Stage Company) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEAR ENDED JULY 31, 2024 (Expressed in United States Dollars)

7. EQUIPMENT

Cost	Drilling equipment
At July 31, 2022	$644,847
At July 31, 2023	$644,847
At July 31, 2024	$644,847

Accumulated depreciation
At July 31, 2022	$93,411
Depreciation	$22,971
At July 31, 2023	$116,382
Depreciation	$16,935
At July 31, 2024	$133,317

Total carrying value, July 31, 2023	$528,465
Total carrying value, July 31, 2024	$511,530
Assets held for sale	$(511,530)
Total carrying value, July 31, 2024	$-

Assets Held for Sale

During the year ended July 31, 2024, the Company approved a plan to sell its drilling equipment. The Company intends to sell the equipment within the next twelve months. No impairment loss was recognized on reclassification to asset held for sale as the Company expects the fair value (estimated based on recent market prices of similar assets) less cost to sell is higher than the carrying amount. As a result, the net carrying amount of $511,530 has been reclassified.

8. CONTINGENCY

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

In September 2024, the Company received a notice from the Community Environmental Advocates Foundation of intent to file a citizen suit against the Company for alleged violations of the Clean Water Act. No claim has yet to be filed and none of the allegations contained in the notice have been proven in court. Management has determined that no estimate of a loss event can be determined in connection with the notice.

RISE GOLD CORP. (An Exploration Stage Company) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEAR ENDED JULY 31, 2024 (Expressed in United States Dollars)

9. RELATED PARTY TRANSACTIONS

Key management personnel consist of the Chief Executive Officer, Chief Financial Officer, and the directors of the Company. The remuneration of the key management personnel is as follows:

a) Salaries of $89,296 (2023 - $135,000) to the previous CEO of the Company. Consulting fees of $113,649 and $88,487 (2023 - $Nil and $Nil) to the CEO and an advisor of the Company.

b) Directors' fees of $118,022 (2023 - $81,209) to directors of the Company.

c) During the year ended July 31, 2024, the Company paid $132,421 (2023 - $134,140) in professional fees to a company controlled by a director of the Company.

d) Share-based compensation of $338,692 (2023 - $421,883) for options granted during the year ended July 31, 2024.

e) As at July 31, 2024, $128,949 (2023 - $51,159) was owed to related parties.

f) During fiscal 2024, certain directors of the Company purchased an aggregate of 8,201,698 units of the private placement for gross proceeds of $994,400 (2023 - purchased 2,394,299 units for $957,720).

g) A director of the Company is a manager of a private company which manages Eridanus Capital, LLC, a company that provided a secured loan to the Company's wholly owned subsidiary, Rise Grass Valley in 2019.

10. LOAN PAYABLE

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

Loan Payable
Balance, July 31, 2022	$1,364,530
Interest expense	328,097
Accretion expense	149,505
Issuance costs	(154,218)
Repayment	(250,000)
Balance, July 31, 2023	$1,437,914
Interest expense	299,228
Accretion expense	120,918
Repayment	(200,000)
Balance, July 31, 2024	$1,658,060

RISE GOLD CORP. (An Exploration Stage Company) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEAR ENDED JULY 31, 2024 (Expressed in United States Dollars)

10. LOAN PAYABLE (continued)

In February 2023, the Company renegotiated its debt agreement with the Lender whereby the Company agreed to pay $250,000 applied against unpaid and accrued interest and issue 575,000 share purchase warrants to the Lender. The maturity date of the loan was extended by one year to September 4, 2024 and the interest rate was reduced to 15% compounding monthly for a period of 12 months after which it reverted to 25% per annum, compounding monthly. The renegotiation of the debt was accounted for as a non - substantial debt modification. Accordingly, no gain or loss was recorded and a new effective interest rate of 32.67% was established based on the carrying value of the debt and the revised cash flow. Each warrant entitles the holder to acquire one share at an exercise price of $0.60 for a period of two years from the date of issuance. The fair value of these warrants was calculated to be $154,218 which was netted against the loan payable balance.

The following weighted average assumptions were used for the Black-Scholes pricing model valuation of warrants:

February 17, 2023

Risk-free interest rate	4.15%
Expected life of warrants	2 years
Expected annualized volatility	99.02%
Share price at grant date	$0.53
Exercise price	$0.60
Fair value	$0.27
Dividend	Nil
Forfeiture rate	0%

11. DERIVATIVE LIABILITY

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

The following table shows a continuity of the Company's fair value of warrant derivative:

	Warrant derivative	Number of warrants accounted for as derivative liability
Balance, July 31, 2022	$373,910	4,991,645
Fair value adjustment	(233,895)	-
Balance, July 31, 2023	$140,015	4,991,645
Fair value adjustment	(140,015)	-
Balance, July 31, 2024	$-	2,291,322

During the year ended July 31, 2024, the Company recorded a gain on fair value adjustment on derivative liability of $140,015 (July 31, 2023 - gain of $233,895).

RISE GOLD CORP. (An Exploration Stage Company) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEAR ENDED JULY 31, 2024 (Expressed in United States Dollars)

11. DERIVATIVE LIABILITY (continued)

The following weighted average assumptions were used for the Black-Scholes pricing model valuation of warrants derivative as at July 31, 2024 and July 31, 2023:

	July 31, 2024	July 31, 2023

Risk-free interest rate	3.46%	4.67%
Expected life of warrants	0.05 years	0.93 to 1.05 years
Expected annualized volatility	33.73%	151.04% to 154.60%
Dividend	Nil	Nil
Forfeiture rate	0%	0%

12. CREDIT FACILITY

On February 6, 2024, the Company entered into a credit facility arrangement with an arm's length lender that also provides services to the Company. Pursuant to the arrangement, each month, the lender will defer and add to the loan principal an amount equal to half of the fees billed by the lender up to $1,000,000. Amounts loaned will bear interest at a rate of 12% per annum compounded annually and will be due four years from the date of the arrangement. The Company may repay any amounts owing under the credit facility at any time without penalty. In connection with the credit facility, the Company has issued 1,000,000 non-transferable share purchase warrants to the lender, with each warrant exercisable into one share of common stock of the Company at a price of $0.16 per share for a period of four years from the date of issuance. The fair value of these warrants was calculated to be $127,336. In addition, for each $100,000 loaned under the arrangement, the Company has agreed to issue to the lender 200,000 additional non-transferable warrants ("Additional Warrants"). Each Additional Warrant will be exercisable into one share of common stock of the Company at any time within a four-year period from the date of issuance at an exercise price equal to the market price of the shares of the Company on grant.

Credit Facility
Balance, July 31, 2023	$-
Principal amount	122,739
Interest expense	7,018
Issuance costs	(15,629)
Accretion expense	2,002
Balance, July 31, 2024	$116,130

Deferred Financing Asset
Balance, July 31, 2023	$-
Issuance costs 1,000,000 warrants	127,336
Allocation to credit facility	(15,629)
Balance, July 31, 2024	$111,707

RISE GOLD CORP. (An Exploration Stage Company) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEAR ENDED JULY 31, 2024 (Expressed in United States Dollars)

12. CREDIT FACILITY (continued)

The following weighted average assumptions were used for the Black-Scholes pricing model valuation of warrants:

February 5, 2024

Risk-free interest rate	3.67%
Expected life of warrants	4 years
Expected annualized volatility	122.71%
Share price at grant date	$0.16
Exercise price	$0.16
Fair value	$0.13
Dividend	Nil
Forfeiture rate	0%

Subsequent to the year ended July 31, 2024, 200,000 additional warrants are yet to be issued to the lender pursuant to the agreement.

13. CAPITAL STOCK AND ADDITIONAL PAID-IN CAPITAL

Private Placements

On April 29, 2024, the Company completed a non-brokered private placement over two tranches for gross proceeds totaling $954,253 through the issuance of 10,044,765 units in total at a price of $0.095 per unit with each unit consisting of one share of common stock and one-half of one share purchase warrant. Each whole warrant entitles the holder to acquire one additional share of common stock at an exercise price of $0.158 for a period of three years from the date of issuance. Certain directors of the Company purchased an aggregate of 5,669,478 units of the private placement for gross proceeds of $538,600. The Company paid fees of $1,995 and issued 21,000 finder's warrants where each finder's warrant entitles the holder to acquire one share at a price of $0.158 for a period of two years. The Company paid legal fees of $4,515 in connection with this financing.

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

RISE GOLD CORP. (An Exploration Stage Company) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEAR ENDED JULY 31, 2024 (Expressed in United States Dollars)

13. CAPITAL STOCK AND ADDITIONAL PAID-IN CAPITAL (continued)

Stock Options

On May 1, 2024, the Company granted 412,241 stock options to an officer of the Company. The options are exercisable into common shares of the Company at $0.17 (C$0.23) per share for a period of five years from the date of grant, subject to vesting, 25% vesting on the date of grant and 12% vesting every 3 months thereafter. In connection with this grant, the Company recorded share-based compensation of $31,849 on the statement of operations and comprehensive loss.

On May 1, 2024, the Company granted a total of 592,238 stock options with a fair value of $82,673 to directors of the Company. The stock options are exercisable at a price of $0.17 (C$0.23)  per share until May 1, 2029.

On December 12, 2023, the Company granted a total of 707,752 stock options with a fair value of $140,624 to directors of the Company. The stock options are exercisable at a price of $0.25 (C$0.34) per share until December 12, 2028.

On September 22, 2023, the Company granted a total of 397,780 stock options with a fair value of $90,361 to officers and directors of the Company. The stock options are exercisable at a price of $0.26 (C$0.35) per share until September 22, 2028.

On February 21, 2023, the Company granted a total of 1,045,000 stock options with a fair value of $466,527 to employees, officers, directors and consultants of the Company, exercisable at a weighted average price of $0.53 (C$0.72) per share until February 21, 2028.

The following incentive stock options were outstanding and exercisable as at July 31, 2024:

Number of Options outstanding	Weighted Average Exercise Price (C$)	Expiry Date

280,000	0.70	August 21, 2024
1,338,500	1.20	September 22, 2025
805,000	0.82	February 7, 2027
1,045,000	0.72	February 21, 2028
397,780	0.35	September 22, 2028
707,752	0.34	December 12, 2028
592,238	0.23	May 1, 2029
412,241	0.23	May 1, 2029
5,578,511	0.69

As at July 31, 2024, the aggregate intrinsic value of the Company's stock options is $Nil (2023 - $Nil). As at July 31, 2024, the Company has 5,578,511 options issued and outstanding where 5,269,330 options are exercisable as at July 31, 2024 with a weighted average exercise price of C$0.71.

RISE GOLD CORP. (An Exploration Stage Company) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEAR ENDED JULY 31, 2024 (Expressed in United States Dollars)

13. CAPITAL STOCK AND ADDITIONAL PAID-IN CAPITAL (continued)

Stock Options (continued)

Stock option transactions are summarized as follows:

	Number of Options	Weighted Average Exercise Price ($C)
Balance outstanding, July 31, 2022	3,038,500	1.02
Options granted	1,045,000	0.72
Options cancelled	(60,000)	1.08
Options expired	(310,000)	1.20
Options exercised	(75,000)	0.50
Balance outstanding, July 31, 2023	3,638,500	0.93
Options granted	2,110,011	0.29
Options expired	(170,000)	1.00
Balance outstanding, July 31, 2024	5,578,511	$0.69

The following weighted average assumptions were used for the Black-Scholes pricing model valuation of stock options issued during the year ended July 31:

	May 1, 2024	December 12, 2023	September 22, 2023	February 21, 2023

Risk-free interest rate	3.81%	3.53%	4.21%	3.58%
Expected life of stock options	5 years	5 years	5 years	5 years
Expected annualized volatility	133.33%	131.16%	131.87%	122.01%
Dividend	Nil	Nil	Nil	Nil
Forfeiture rate	0%	0%	0%	0%

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

RISE GOLD CORP. (An Exploration Stage Company) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEAR ENDED JULY 31, 2024 (Expressed in United States Dollars)

13. CAPITAL STOCK AND ADDITIONAL PAID-IN CAPITAL (continued)

The following warrants were outstanding as at July 31, 2024:

Number of Warrants	Exercise Price (C$)	Expiry Date

2,291,321	1.00	August 19, 2024
1,150,000	1.00	September 9, 2024
166,666	1.36	September 21, 2024
2,231,429	0.80	January 31, 2025
1,529,008	0.80	February 17, 2025
575,000	0.80	February 17, 2025
1,659,214	0.36	November 7, 2025
1,065,555	0.36	December 7, 2025
1,000,000	0.22	February 5, 2028
2,873,170	0.21	April 9, 2027
9,000	0.21	April 9, 2026
2,149,212	0.21	April 29, 2027
12,000	0.21	April 29, 2026
16,711,575	0.56

Warrant transactions are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price (C$)
Balance, July 31, 2022	12,337,006	$0.95
Warrants issued	4,335,437	0.80
Warrants expired	(11,196)	1.00
Balance, July 31, 2023	16,661,247	0.91
Warrants issued	8,768,151	0.26
Warrants expired	(8,717,823)	0.92
Balance, July 31, 2024	16,711,575	0.56

RISE GOLD CORP. (An Exploration Stage Company) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEAR ENDED JULY 31, 2024 (Expressed in United States Dollars)

14. INCOME TAXES

A reconciliation of income taxes (recovery) at statutory rates with the reported taxes is as follows:

	2024	2023

Loss before income taxes	$(3,565,631)	$(3,660,382)

Expected income tax (recovery) at statutory tax rates	$(998,000)	$(978,000)
Change in statutory, foreign tax, foreign exchange rates and other	27,000	703,000
Permanent differences	76,000	125,000
Adjustment to prior years provision versus statutory tax returns and expiry of non-capital losses	(350,000)	(1,391,000)
Change in unrecognized deductible temporary difference	1,245,000	1,541,000

Income tax recovery	$-	$-

Significant components of deferred tax assets (liabilities) that have not been included on the Company's consolidated balance sheet are as follows:

	2024	2023

Deferred tax assets (liabilities):
Mineral property interests	477,000	310,000
Equipment	$(116,000)	$(87,000)
Non-capital losses available for future period	5,232,000	4,125,000
	5,593,000	4,348,000
Unrecognized deferred tax assets	(5,593,000)	(4,348,000)
Net deferred tax assets	$-	$-

The Company has approximately $18,696,000 (2023 - $15,434,000) in net operating losses which may be carried forward and applied against taxable income in future years.

The significant components of the Company's temporary differences, unused tax credits and unused tax losses that have not been included on the consolidated statement of financial position are as follows:

	2024	Expiry Date Range	2023	Expiry Date Range
Temporary Differences
Mineral property interests	$1,706,000	No expiry date	$1,161,000	No expiry date
Equipment	(416,000)	No expiry date	(326,000)	No expiry date
Non-capital losses available for future period	18,696,000	2027 to Indefinite	15,434,000	2027 to Indefinite
USA	$19,986,000	2027 to Indefinite	$16,269,000	2027 to Indefinite

Tax attributes are subject to review and potential adjustments by tax authorities.

RISE GOLD CORP. (An Exploration Stage Company) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEAR ENDED JULY 31, 2024 (Expressed in United States Dollars)

15. SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

During the years ended July 31, 2024 and 2023, the Company had the following non-cash financing and investing activities:

For the year ended July 31, 2024:

a) The Company accrued $306,246 of interest expense as part of the outstanding balance of loan payable.

b) The Company issued $127,336 warrants issued for deferred financing asset.

For the year ended July 31, 2023:

a) The Company accrued $328,097 of interest expense as part of the outstanding balance of loan payable.

b) The Company issued a total of 575,000 share purchase warrants for loan modification entitling the holder to acquire one share an exercise price of $0.60 until May 17, 2025 with a total fair value of $154,218.

16. SEGMENTED INFORMATION

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

17. SUBSEQUENT EVENTS

Subsequent to the year ended July 31, 2024, the Company:

a) finalized a secured loan agreement with Myrmikan Gold Fund, LLC (the "Lender") for a $500,000 loan. The loan has a term of 4 years with an interest rate of 15% per annum with interest accruing and payable along with the principal upon maturity. The Company issued 2,882,514 share purchase warrants at an exercise price of $0.1735 with a 4 year expiry period as additional consideration for advancing the loan. The loan may be repaid prior to the maturity date, in whole or in part, provided that all accrued interest is paid. The loan will be secured against the assets of the Company and its subsidiary. Daniel Oliver Jr., a director of the Company, is the managing member of the Lender.

b) granted 1,006,750 stock options to the Company's President & CEO. The stock options are exercisable at a price of US$0.10 (C$0.14) per share until September 20, 2029.  A total of 2,013,500 in stock options held by a director of the Company were cancelled.

RISE GOLD CORP. (An Exploration Stage Company) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEAR ENDED JULY 31, 2024 (Expressed in United States Dollars)

17. SUBSEQUENT EVENTS (continued)

c) amended the debt agreement with Eridanus Capital LLC ("Eridanus") to extend an existing loan by one year to September 4, 2025 along with a reduction in interest rate to 15% per annum for a period of 12 months (commencing September 4, 2024).  The Company issued 1,700,000 share purchase warrants at an exercise price of $0.115 to Eridanus as consideration for the extension. The share purchase warrants have a 4 year expiry period from the date of issuance.

d) had 3,607,987 warrants with a weighted average exercise price of C$1.02 expired unexercised.

e) had 280,000 stock options with a weighted average exercise price of C$0.70 expired unexercised.

f) granted 1,006,750 stock options to a director of the Corporation pursuant to the terms of the Company's Stock Option Plan. The stock options are exercisable at a price of US$0.11 (C$0.155) per share until October 21, 2029.

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

As of the end of the period covered by this Report, our management carried out an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, management concluded that our disclosure controls and procedures were not effective as of July 31, 2024 because of a material weakness in internal control over financial reporting that existed as of that date, as more fully described below.

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

We carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of its internal control over financial reporting as of July 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated 2013 Framework. Management concluded that our company's internal control over financial reporting was not effective as of July 31, 2024 because a material weakness in internal control over financial reporting existed as of that date as a result of a lack of segregation of incompatible duties due to insufficient personnel. A material weakness is a deficiency or a combination of control deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Control over Financial Reporting

There were no changes in our company's internal control over financial reporting during the period ended July 31, 2024 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The names, ages and titles of the members of our Board of Directors and our executive officers are as follows:

Name	Age	Position
Joseph Mullin	51	President and Chief Executive Officer
Vince W. Boon	43	Chief Financial Officer, Treasurer
Murray G. Flanigan	58	Director
John G. Proust	65	Director
Benjamin Mossman	47	Director
Thomas I. Vehrs	77	Director
Lawrence W. Lepard	67	Director
Daniel Oliver Jr.	52	Director
Clynton R. Nauman	75	Director

Directors serve as such until our next annual stockholder meeting, or until their successors are elected and qualified. Officers hold their positions at the will of the Board of Directors. As of July 31, 2024, there were no arrangements, agreements or understandings between non-management security holders and management under which non-management security holders may directly or indirectly participate in or influence the management of our company's affairs other than as disclosed in this Report.

Joseph Mullin, President and Chief Executive Officer

Joseph Mullin was appointed Chief Executive Officer and President of the Company on September 23, 2023. Mr Mullin has over 25 years of experience in corporate finance, private equity, restructuring, and early-stage mineral exploration. Mr. Mullin is the Managing Member of Mount Arvon Partners LLC, and is currently the CEO, President and a Director of Pure Energy Minerals Ltd and an Independent Director of FireFox Gold Corp. and. Mr. Mullin has been involved in the mining industry in the United States, Canada, Brazil, and Europe. Mr. Mullin holds a B.A.  from Harvard University.

Vince W. Boon, Chief Financial Officer, Treasurer

Vince W. Boon, age 43, was appointed as the Company's Chief Financial Officer on May 1, 2018 and Treasurer on May 16, 2018.  Mr. Boon is a chartered accountant with over twelve years of professional accounting experience with private and public companies focusing on financial reporting, regulatory compliance, internal control and corporate finance activities. Mr. Boon's experience includes financial reporting for both Canadian and U.S. listed companies with international subsidiaries, strategic planning, tax planning, corporate governance, equity financings and due diligence for acquisitions. Mr. Boon is currently the CFO of Japan Gold Corp., a Director and CFO of Southern Arc Minerals Inc., and a Director and CFO of Lincoln Ventures Ltd. Mr. Boon holds a Bachelor of Science degree from the University of British Columbia and is a Chartered Professional Accountant, CPA, CA.

John G. Proust, Director

John G. Proust, age 65, was appointed a director on April 18, 2018. Mr. Proust has founded and managed a number of resource companies over the past 30 years. Mr. Proust has served on several boards and held senior operating positions and has directed and advised public and private companies regarding debt and equity financing, mergers and acquisitions and corporate restructuring since 1986. Mr. Proust is currently Chairman and CEO of Southern Arc Minerals Inc.; Chairman and CEO of Japan Gold Corp.; and President and a director of Lincoln Ventures Ltd. Mr. Proust has extensive experience in corporate governance, is a graduate of The Directors College, Michael G. De Groote School of Business at McMaster University and holds the designation of Chartered Director.

Benjamin W. Mossman, Director

Benjamin W. Mossman, PEng, age 47, was appointed to the Company's Board of Directors on August 1, 2016.  He served as the Chief Executive Officer of the Company from August 1, 2016 until September 23, 2023 and as the President of the Company from April 20, 2017 until September 23, 2023. Mr. Mossman is a mining engineer with over 17 years of experience in the mining industry including experience in capital markets, project evaluation, acquisitions, mine operations and development.  He was formerly the President, Chief Executive Officer and a director of Banks Island Gold Ltd., a dormant mining company, formerly listed on the TSX Venture Exchange and currently in receivership. Mr. Mossman provides advisory services to the Company relating to the Company's I-M Mine Property.  See "Legal Proceedings" below.

Thomas I. Vehrs, Director

Dr. Thomas I. Vehrs, age 77, was appointed to the Company's Board of Directors on April 20, 2017.  Dr. Vehrs is a highly regarded and experienced exploration geologist with over 40 years of experience in the Americas. During his career, Dr. Vehrs has conducted and managed numerous exploration programs resulting in the discovery and delineation of major copper, gold and silver deposits, including the Los Pelambres porphyry copper deposit in Chile, the Northumberland sediment-hosted gold deposit in central Nevada, the Rio Blanco porphyry copper deposit in northern Peru and orogenic gold deposits in Central Guatemala. From 2006 to 2016, Dr. Vehrs held the position of Vice President of Exploration for Fortuna Silver Mines and was responsible for the development and execution of exploration programs at the Caylloma Mine in Peru and the San Jose Mine in southern Mexico.  During this period, Fortuna Silver Mines was successful in expanding the resources, reserves and production rate at the San Jose Mine resulting in a market capitalization in excess of $1 billion. Dr. Vehrs holds a Ph.D. in geology from Syracuse University and served as an officer in the U.S. Army Corps of Engineers.

Murray G. Flanigan, Director

Murray G. Flanigan, age 58, was elected to the Company's Board of Directors on June 27, 2019. Mr. Flanigan is a management consultant providing financial advisory services to a number of public and private oil and gas, mining and technology companies in North America and abroad. Mr. Flanigan is a Chartered Professional Accountant and a Chartered Financial Analyst with expertise in corporate finance, mergers and acquisitions, international taxation, risk management, banking, treasury, corporate restructuring and accounting, and has served as Chief Financial Officer for various public and private companies. Mr. Flanigan was formerly a Managing Principal and the CFO of Kepis & Pobe Financial Group Inc., where he served for over ten years and was responsible for all aspects of the company's accounting, financing, treasury, tax, and legal affairs including overseeing the company's corporate development activities. Mr. Flanigan is also a director and Chairman of the audit committees for other reporting issuers, including Japan Gold Corp., Southern Arc Minerals Inc. and Lincoln Ventures Ltd. Prior to founding his own consulting company, Mr. Flanigan served as Senior Vice President, Corporate Development and CFO of Qwest Investment Management Corp., where he was responsible for regulatory reporting and corporate filings for over 15 private and publicly listed companies and limited partnerships in Qwest's portfolio, as well as arranging and closing numerous equity and debt financings. Mr. Flanigan also served as VP Corporate Development for Adelphia Communications Corporation, overseeing the company's financial restructuring and ultimate sale to Time Warner Inc. and Comcast Corporation for approximately US$18 billion.

Lawrence W. Lepard, Director

Lawrence W. Lepard, age 67, was appointed to the Company's Board of Directors on August 22, 2019. Mr. Lepard is a Managing Partner and Founder of Equity Management Associates, LLC, an investment partnership which has focused on investing in precious metals since 2008. Prior to EMA, Mr. Lepard spent 25 years as a professional investor and venture capitalist. From 1991 to 2004 he was one of two Managing Partners at Geocapital Partners in New Jersey which managed six venture capital partnerships, the last of which was $250 million. Geocapital was very active in technology, software and computer investing and invested heavily in the internet starting in 1993. Geocapital was the lead investor in Netcom, Inc., the first internet service provider to complete an initial public offering in 1996. Prior to Geocapital, Mr. Lepard spent seven years as a General Partner at Summit Partners in Boston, MA a large venture capital and private equity firm. Mr. Lepard serves as a Director for Lavras Gold Corp. and Cabral Gold Inc. Mr. Lepard holds an MBA with Academic Distinction from Harvard Business School and a BA in Economics from Colgate University.

Daniel Oliver Jr., Director

Daniel Oliver Jr., age 52, was appointed to the Company's Board of Directors on July 10, 2023.  Mr. Oliver manages Myrmikan Gold Fund LLC, which makes investments in the precious metals mining sector. In addition to his finance background, Mr. Oliver brings legal expertise to the Board, having graduated from Columbia Law School with honors in 2001 and practiced law at Simpson Thacher & Bartlett in New York as well as at Wallison & Wallison, a boutique law firm specializing in high-dollar business litigation and appeals in the financial sector.  Mr. Oliver obtained an MBA from INSEAD in 2005. After co-founding two venture companies, Mr. Oliver joined Bearing Capital, LLC, a private equity firm in Buenos Aires focused on Latin American commodities investments. He is also a director of Guanajuato Silver Co. Ltd and President of the Committee for Monetary Research & Education, an organization founded by prominent economists and businessmen in 1970 in opposition to the Bretton Woods monetary system.

Clynton R. Nauman

Clynton R. Nauman, age 75, was appointed to the Company's Board of Directors on September 7, 2023.  Mr. Nauman has more than 45 years of diversified operating experience in the mining industry ranging from exploration to mine construction and mine operations as well as business development, mine financing and senior management in the precious metals, base metals and coal sectors. Mr. Nauman also co-founded and grew a successful industrial environmental services company focused on reclamation of historical mine-related liabilities in Canada and the United States. Mr. Nauman holds an Honors Bachelor of Science in Geology from Otago University, New Zealand.

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

Subsequent to the decision in the first trial, the Crown filed an appeal regarding certain of the original determinations as they relate to Mr. Mossman. He and the remaining employee cross-appealed the two convictions held against them. In February 2020, the court issued its decision and ordered a new trial in the matter for Mr. Mossman and the former employee. The two convictions and Mr. Mossman's C$15,000 fine relating to the incident were also set aside by the court. Counsel for Mr. Mossman sought leave to appeal the BC Supreme Court (the "BCSC") decision to the BC Court of Appeal (the "BCCA"), which was dismissed as part of the order for a new trial. The Supreme Court of Canada dismissed an application by Mr. Mossman to appeal the order for a new trial.

The new trial commenced in 2022 in which charges against the only remaining former employee of Banks, other than Mr. Mossman, were dropped, and concluded on July 26, 2023. Mr. Mossman was acquitted on charges of failing to report environment spills (the "Failure to Report Counts") and the dumping or discharging of mine wastes (the "Discharging Counts"), and conducting unauthorized work in or about a stream on the property. He was found guilty of 13 environmental violations in relation to certain waste discharges at the Banks mining site and on September 26, 2023, Mr. Mossman was fined approximately C$30,000 in connection with all of the offences.

Both Mr. Mossman and the Crown filed appeals with the BCSC from this decision, which on March 15, 2024 resulted in a dismissal of Mr. Mossman's appeal against his convictions and granting of the Crown's appeal with respect to the Failure to Report Counts and Discharge Counts. Mr. Mossman's counsel sought leave to appeal the BCSC decision to the BCCA, which was granted on June 21, 2024, and focused on the grounds for determining secondary liability. The matter has been remitted for a new trial with respect to the Crown's appeal, a date for which has not yet been set.

None of the Company's directors or executive officers has been involved in any transactions with the Corporation or any of its directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires a company's directors and officers, and persons who own more than 10% of any class of a company's equity securities which are registered under Section 12 of the Exchange Act, to file with the SEC initial statements of beneficial ownership on Form 3, reports of changes in ownership on Form 4, and annual reports on Form 5 concerning their ownership of and transactions concerning our common stock and other equity securities. Such officers, directors and 10% stockholders are also required to furnish the company with copies of all Section 16(a) reports they file. Based solely on our review of the copies of such forms received by the company, or written representations from the reporting persons as of the date of this Report, management believes that all Section 16(a) filing requirements applicable to directors, officers and 10% stockholders with respect to the fiscal year ended July 31, 2024 have been fulfilled, except that (a) Daniel Oliver filed two late reports relating to five transactions, (b) John Proust filed one late report relating to one transaction, (c) Joseph Mullin filed one late report (a Form 3 - no transactions), (d) Lawrence Lepard filed one late report relating to one transaction, (e) Myrmikan Gold Fund, LLC filed one late report relating to two transactions, and (f) VBS Exchange Pty Ltd. filed three late reports relating to three transactions.

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

Nomination of Directors

The Company does not have a formal process or committee for proposing new nominees for election to the Board or for stockholders to make such nominations, and there has been no change in that regard since our last annual report on Form 10-K. Management is in contact with individuals involved in the mineral exploration sector, and in the event that we require any new directors, such individuals will be brought to the attention of the Board. Management will conduct reference and background checks on suitable candidates. New nominees generally must have a track record in business management, areas of strategic interest to our company, the ability to devote the time required to carry out the obligations and responsibilities of a director and a willingness to serve in that capacity.

Code of Ethics

During our fiscal year ended July 31, 2008, the Board of Directors adopted a written Code of Ethics within the meaning of Item 406(b) of Regulation S-K under the Securities Act. The Code of Ethics obligates our directors, officers and employees to disclose potential conflicts of interest and prohibits those persons from engaging in such transactions without the Board's consent.

The Board is also required to comply with the conflict of interest provisions of relevant corporate and securities laws and regulations in order to ensure that directors exercise independent judgment in considering transactions and agreements in respect of which a director or officer has a material interest.

Item 11. Executive Compensation.

The following table sets forth information with respect to the compensation awarded or paid to Joseph Mullin, our Chief Executive Officer and President, Benjamin W. Mossman, our former Chief Executive Officer and President, and Vince W. Boon, our Chief Financial Officer and Treasurer (the "Named Executive Officers"), for all services rendered in all capacities to the Company during the past two fiscal years. As of July 31, 2024, we did not have any other executive officers or former executive officers who had received total compensation in excess of $100,000 during the fiscal year ended July 31, 2024. Pursuant to Item 402(m)(4) of Regulation S-K, we have omitted certain columns from the table since there was no compensation awarded to, earned by or paid to the Named Executive Officers that was required to be reported in such columns in either year.

Summary Compensation Table
Name and Principal Position	Year Ended July 31	Salary ($)	Stock Awards ($)	Option Awards(1) (2) ($)	Total ($)
Joseph Mullin, Chief Executive Officer	2024	112,933	Nil	26,280	139,213
Benjamin W. Mossman, Former Chief Executive Officer	2024	80,105 (3)	Nil	153,806	233,911
	2023	135,000	Nil	198,750	333,750
Vince W. Boon, Chief Financial Officer	2024	43,452	Nil	7,800	51,252
	2023	46,787	Nil	39,750	86,537

(1) See Note 13 of the notes to the audited financial statements included in the Company's annual report on Form 10-K for the year ended July 31, 2024 for a description of the assumptions made in the valuation of option awards.

(2) Represents share-based payments related to options vesting during the years presented.

(3) Out of this amount $22,500 represents salary paid, $23,855 vacation pay and $33,750 severance pay.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information relating to the options held by the Named Executive Officers as of July 31, 2024:

Outstanding Equity Awards at Fiscal Year-End
Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Option Exercise Price	Option Expiration Date	Number of Shares That Have Not Vested (#)	Market Value of Shares That Have Not Vested ($)
Joseph Mullin, Chief Executive Officer	412,241	$0.17	May 1, 2029	257,650	$43,801
Benjamin W. Mossman, former Chief Executive Officer	1,338,500 300,000 375,000 4,640 268,877 502,238	$0.90 $0.65 $0.53 $0.26 $0.25 $0.17	September 22, 2025 February 7, 2027 February 21, 2028 September 22, 2028 December 12, 2028 May 1, 2029	Nil	Nil
Vince W. Boon	10,000 40,000 75,000 30,000	C$0.70 $0.65 $0.53 $0.26	August 21, 2024 February 7, 2027 February 21, 2028 September 22, 2028	Nil	Nil

Employment Agreements

Since September 23, 2023 Joseph Mullin has been providing services to the Company pursuant to a consulting agreement.

Until September 23, 2023 Benjamin W. Mossman provided services to the Company pursuant to an Executive Employment Agreement.

Mr. Mullin is expected to commit 50% of his working time to the Company. Other executive officers are expected to allocate approximately 25% of their working time to our business.

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

The following table sets out compensation for the year ended July 31, 2024 of those individuals who served as directors during that year but did not qualify as Named Executive Officers.

Name	Fees Earned or Paid in Cash	Option Awards (1)	Total
Murray G. Flanigan	$20,000 (2)	$14,494 (3)	$34,494
Thomas I. Vehrs	$20,000 (2)	$20,994 (3)	$40,994
John G. Proust	$150,356 (4)	$45,694 (3)	$196,050
Lawrence W. Lepard	$20,000 (2)	$14,494 (3)	$34,494
Daniel Oliver Jr. (5)	$20,000 (2)	$77,008 (3)	$97,008
Clynton R. Nauman (6)	$18,022 (2)	$38,952 (3)	$56,974

(1) See Note 13 of the notes to the audited financial statements included in the Company's Form 10-K annual report for the year ended July 31, 2024 for a description of the assumptions made in the valuation of option awards.

(2) Represents directors' fees.

(3) Represents share-based payments related to options granted during the year ended July 31, 2024.

(4) $20,000 represents director's fees and $130,356 represents fees paid to a management services company owned by John G. Proust.

(5) Mr. Oliver became a director of the Company on July 10, 2023.

(6) Mr. Nauman became a director of the Company on September 7, 2023.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the beneficial ownership of our common stock as of October 25, 2024 by (a) each person who serves as a director and/or is identified as a "Named Executive Officer" of Rise in Item 11, "Executive Compensation," above, and by all of our current directors and executive officers as a group, and (b) each person known by us to beneficially own more than 5.0% of any class of our voting securities.

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

For the purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named below, any shares that such person or group of persons has the right to acquire within 60 days of October 25, 2024 is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)
Daniel Oliver Jr. (Director)	9,767,182 (2)	17.4%
Myrmikan Gold Fund, LLC 713 Silvermine Road New Canaan, Connecticut 06840	7,172,849 (3)	12.9%
Lawrence W. Lepard (Director)	5,257,851 (4)	9.3%
VBS Exchange Pty Ltd Lvl 12, 644 Chapel Street South Yarra, Melbourne Victoria, Australia 3141	3,250,000 (5)	5.8%
Benjamin W. Mossman (Director)	1,203,084 (6)	2.1%
Joseph Mullin (CEO and President)	1,984,780 (7)	3.5%
Vince W. Boon (CFO and Treasurer)	145,000 (8)	*
Thomas I. Vehrs (Director)	330,275 (9)	*
John G. Proust (Director)	2,375,174 (10)	4.2%
Murray G. Flanigan (Director)	450,900 (11)	*
Clynt Nauman (Director)	406,844 (12)	*
Executive officers and directors as a group (9 persons)	21,921,090	36.0%

*    Less than 1%

(1) Beneficial ownership is presented on a partially diluted basis, based on 55,785,106 shares of common stock issued and outstanding as of the date of this proxy statement. Pursuant to applicable SEC rules, options, warrants or other convertible securities currently exercisable or convertible, or exercisable or convertible within 60 days, are counted as outstanding for computing the percentage of the person holding such options, warrants or other convertible securities, but are not counted as outstanding for computing the percentage of any other person.

(2) Daniel Oliver Jr., a director, holds 180,000 shares of common stock. Mr. Oliver also holds 309,070 stock options, 94,070 of which are exercisable into common stock at a price of $0.26 per share until September 22, 2028, 200,000 of which are exercisable into common stock at a price of $0.25 per share until December 12, 2028 and 15,000 of which are exercisable into common stock at a price of $0.17 per share until May 1, 2029.  Mr. Oliver has entered into a warrant standstill agreement with the company dated April 9, 2024, as amended on April 29, May 1 and September 12, 2024, pursuant to which Mr. Oliver has agreed not to exercise 755,526 warrants (the "Oliver Warrants") he holds, 115,000 of which are exercisable into common stock at a price of $0.60 per share until February 17, 2025, 300,526 are exercisable into common stock at a price of $0.158 per share until April 29, 2027 and 340,000 are exercisable into common stock at a price of $0.115 per share until September 12, 2028.  The standstill agreement will remain in effect until terminated by Mr. Oliver upon 61 days' written notice to the company. On that basis, Mr. Oliver currently does not beneficially own the shares underlying the Oliver Warrants, as defined for purposes of Section 13(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). As the managing member of Eridanus Capital LLC, Mr. Oliver is deemed to indirectly beneficially own 2,105,263 shares of common stock that are beneficially owned by Eridanus Capital LLC. Mr. Oliver is deemed to indirectly beneficially own the securities that are beneficially owned by Myrmikan Gold Fund LLC. See note (3).

(3) Myrmikan Gold Fund, LLC ("Myrmikan") has entered into a warrant standstill agreement with the company dated April 9, 2024, as amended October 10, 2024 pursuant to which Myrmikan has agreed not to exercise 5,310,014 warrants (the "Myrmikan Warrants"), of which 187,500 are exercisable into common stock at a price of $0.60 per share until January 31, 2025, 750,000 are exercisable into common stock at a price of $0.26 per share until November 7, 2025, 140,000 are exercisable into common stock at a price of $0.26 per share until December 7, 2025, 1,350,000 are exercisable into common stock at a price of $0.158 per share until April 9, 2027 and 2,882,514 are exercisable into common stock at a price of $0.1735 per share until October 10, 2028. The standstill agreement will remain in effect until terminated by Myrmikan upon 61 days' written notice to the company. On that basis, Myrmikan currently does not beneficially own the shares underlying any of the Myrmikan Warrants, as defined for purposes of Section 13(d) of the Exchange Act. Daniel Oliver Jr., one of our directors, is the managing member of Myrmikan. Myrmikan Capital, LLC, an investment adviser, is the manager of Myrmikan (the "Manager"). Mr. Oliver owns a 97.5% membership interest in, and is the manager of, the Manager. As the manager of Myrmikan, the Manager is deemed to share beneficial ownership of the shares beneficially owned by Myrmikan. As the manager of the Manager, Mr. Oliver is likewise deemed to share beneficial ownership of the shares beneficially owned by Myrmikan and the Manager.  See note (11).

(4) Lawrence W. Lepard, a director, holds 977,405 shares of common stock and indirectly beneficially owns an additional 135,000 shares of common stock through his children and 904,000 shares of common stock held by Sea View Investments, LLC. Mr. Lepard also holds 267,775 stock options, 100,000 of which are exercisable into common stock at a price of $0.65 per share until February 7, 2027, 105,000 of which are exercisable into common stock at a price of $0.53 per share until February 21, 2028, 47,775 of which are exercisable into common stock at a price of $0.25 per share until December 12, 2028 and 15,000 of which are exercisable into common stock at a price of $0.17 per share until May 1, 2029.  Mr. Lepard holds 117,765 warrants, 12,500 of which are exercisable into common stock at a price of $0.60 per share until February 17, 2025 and 105,265 of which are exercisable into common stock at a price of $0.158 per share until April 29, 2027. Mr. Lepard is deemed to indirectly beneficially own 93,750 warrants held by Sea View Investments, LLC, which are exercisable into common stock at a price of $0.60 per share until February 17, 2025. Mr. Lepard is the sole member and a manager of EMA GARP GP, LLC, which is the general partner of EMA GARP FUND, LP, and as such is deemed to indirectly beneficially own the securities that are beneficially owned by EMA GARP FUND, LP.  EMA GARP FUND, LP holds 2,559,656 shares of common stock and 202,500 warrants, 62,500 of which are exercisable into common stock at a price of $0.60 per share until February 17, 2025 and 140,000 of which are exercisable into common stock at a price of $0.26 per share until November 7, 2025.

(5) VBS Investments Pty Ltd. holds 100% of the issued share capital in VBS Exchange Pty Ltd and therefore indirectly beneficially owns all of our equity securities that are beneficially owned by VBS Exchange Pty Ltd.  Includes 250,000 warrants which are exercisable into common stock at a price of $0.60 per share until January 31, 2025.

(6) Benjamin W. Mossman, a director and our former Chief Executive Officer, President holds 377,329 shares of common stock, 50,000 warrants which are exercisable into common stock at a price of $0.60 per share until January 31, 2025 and 775,755 stock options, 4,640 of which are exercisable into common stock at a price of $0.26 per share until September 22, 2028, 268,877 of which are exercisable into common stock at a price of $0.25 per share until December 12, 2028 and 502,238 of which are exercisable into common stock at a price of $0.17 per share until May 1, 2029.

(7) Joseph Mullin, our Chief Executive Officer and President holds 377,193 shares of common stock, 188,596 warrants, 83,333 of which are exercisable into common stock at a price of $0.26 per share until November 7, 2025 and 105,263 of which are exercisable into common stock at a price of $0.158 per share until April 9, 2027 and 1,418,991 stock options held indirectly through Mount Arvon Partners LLC, a company wholly owned by Mr. Mullin, 412,241 of which are exercisable into shares of common stock at a price of $0.17 per share until May 1, 2029 and 1,006,750 of which are exercisable into shares of common stock at a price of $0.10 per share until September 29, 2029. The stock options vest 25% on the date of grant and 12.5% at the beginning of each calendar quarter following the date of grant.

(8) Vince W. Boon, our Chief Financial Officer and Treasurer, held 145,000 stock options, 40,000 of which are exercisable into common stock at a price of $0.65 per share until February 7, 2027, 75,000 of which are exercisable into common stock at a price of $0.53 per share until February 21, 2028, and 30,000 of which are exercisable into common stock at a price of $0.26 per share until September 22, 2028.

(9) Thomas I. Vehrs, a director, holds 25,000 shares of common stock, 12,500 warrants which are exercisable into common stock at a price of $0.60 per share until January 31, 2025 and 292,775 stock options, 100,000 of which are exercisable into common stock at a price of $0.65 per share until February 7, 2027, 105,000 of which are exercisable into common stock at a price of $0.53 per share until February 21, 2028, 25,000 of which are exercisable into common stock at a price of $0.26 per share until September 22, 2028, 47,775 of which are exercisable into common stock at a price of $0.25 per share until December 12, 2028 and 15,000 of which are exercisable into common stock at a price of $0.17 per share until May 1, 2029.

(10) John G. Proust, a director, directly owns 36,206 shares of common stock and indirectly beneficially owns 1,623,420 shares of common stock. Mr. Proust indirectly beneficially owns 327,773 warrants, 131,305 of which are exercisable into common stock at a price of $0.60 per share until January 31, 2025, 196,468 of which are exercisable into common stock at a price of $0.60 per share until February 17, 2025. Mr. Proust also holds 387,775 stock options, 100,000 of which are exercisable into common stock at a price of $0.65 per share until February 7, 2027, 105,000 of which are exercisable into common stock at a price of $0.53 per share until February 21, 2028, 120,000 of which are exercisable into common stock at a price of $0.26 per share until September 22, 2028, 47,775 of which are exercisable into common stock at a price of $0.25 per share until December 12, 2028 and 15,000 of which are exercisable into common stock at a price of $0.17 per share until May 1, 2029.

(11) Murray G. Flanigan, a director, indirectly beneficially owns 138,750 shares of common stock and 44,375 warrants which are exercisable into common stock at a price of $0.60 per share until January 31, 2025.  Mr. Flanigan also holds 267,775 stock options, 100,000 of which are exercisable into common stock at a price of $0.65 per share until February 7, 2027, 105,000 of which are exercisable into common stock at a price of $0.53 per share until February 21, 2028, 47,775 of which are exercisable into common stock at a price of $0.25 per share until December 12, 2028 and 15,000 of which are exercisable into common stock at a price of $0.17 per share until May 1, 2029.

(12) Clynton R. Nauman, a director, holds 166,666 shares of common stock, 83,333 warrants which are exercisable into common stock at a price of $0.26 per share until November 7, 2025 and 156,845 stock options, 94,070 of which are exercisable into common stock at a price of $0.26 per share until September 22, 2028, 47,775 of which are exercisable into common stock at a price of $0.25 per share until December 12, 2028 and 15,000 of which are exercisable into common stock at a price of $0.17 per share until May 1, 2029.

Changes in Control

We are not aware of any arrangements, including any pledge by any person of its securities, the operation of which may at a subsequent date result in a change in control of our company.

Securities Authorized for Issuance Under Equity Compensation Plans

On March 23, 2016, the Board of Directors approved the adoption of an incentive stock option plan that provides for the granting of options representing up to 10% of our common stock to its directors, officers, employees and consultants (the "Plan"). As of July 31, 2024, options to purchase 5,578,511 shares at prices of between C$0.70 and C$1.20 per share and at prices of between $0.65 and $0.90 per share, are outstanding to 15 persons under the Plan.

We do not have any other compensation plans under which our equity securities are authorized for issuance.

Equity Compensation Plan Information

As of July 31, 2024

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by shareholders	5,578,511	C$0.69	-
Equity compensation plans not approved by shareholders	-	-	-
Total	5,578,511	C$0.69	-

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

On April 17, 2018, we entered into a consulting agreement with J. Proust & Associates Inc. ("JPA"), a management services company owned by one of our directors, John Proust. JPA agreed to provide the Company with such business advisory, finance, accounting and corporate administrative services as may be requested by the Company, including a Chief Financial Officer, a Controller and Corporate Secretary, plus use of a fully furnished office, for a monthly fee of C$7,100, or C$85,200 on an annualized basis. The agreement provides that the Company may grant stock options to JPA or its employees, as determined by the Board of Directors from time to time. The agreement had a one-year term that commenced on April 17, 2018. On December 13, 2018, the parties amended the agreement to increase the compensation to C$15,000 per month, or C$180,000 on an annualized basis, and to revise the term of the agreement, with a new one-year term commencing on January 1, 2019 that continues thereafter on a month-to-month basis, unless the agreement is terminated by the parties in accordance with its terms. During the year ended July 31, 2024, the Company paid $132,421 to JPA under this agreement.

Daniel Oliver Jr. is the manager of Myrmikan Capital, LLC, which, in turn, is the manager of Eridanus Capital, LLC ("Eridanus"). Eridanus provided a secured loan to our wholly owned subsidiary, Rise Grass Valley in 2019. Mr. Oliver currently has a 20% membership interest in Eridanus. Mr. Oliver was appointed to our Board of Directors on July 10, 2023.

Rise Grass Valley and Eridanus entered into a loan agreement dated for reference August 30, 2019 (the "Loan Agreement") pursuant to which Eridanus provided a $1,000,000 secured loan (the "Loan") to Rise Grass Valley. As partial consideration for entering into the Loan Agreement, we issued 1,150,000 share purchase warrants to Eridanus. Each warrant entitled Eridanus to purchase one share of our common stock at a price of CAD$1.00 per share for a period of 3 years from the date of issuance of the warrants, which expiry date has been extended to September 9, 2024. Eridanus subsequently transferred its warrants to its members. As a result, Mr. Oliver acquired 374,000 of those warrants. The Loan Agreement provided for an initial term of two years, with interest payable at 10% per annum compounded monthly, and an option to extend the term for an additional two years with interest payable at 20% per annum compounded monthly for the third year and at 25% per annum compounded monthly for the fourth year. Rise Grass Valley exercised the option to extend the term of the loan. Pursuant to an agreement dated January 27, 2023, Eridanus agreed to extend the maturity date of the Loan by one year to September 4, 2024 and to reduce the interest rate from 25% to 15% per annum compounded monthly for a period of 12 months from February 17, 2023. After February 17, 2024, the rate of interest reverted to 25% per annum compounded monthly. We paid $250,000 to Eridanus to reduce the outstanding Loan and we issued an aggregate of 575,000 share purchase warrants to the members of Eridanus in proportion to their respective interests. As a member of Eridanus, Mr. Oliver acquired 115,000 of those warrants. Each warrant entitles the holder to acquire one share of our common stock at an exercise price of US$0.60 until February 17, 2025. Rise Grass Valley may prepay the Loan and accumulated interest in whole or in part.

As at July 31, 2024, $1,625,060 was owed to Eridanus under the Loan Agreement.

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

Item 14. Principal Accountant Fees and Services.

The following table shows the fees billed by our company's auditor, Davidson & Company LLP Chartered Accountants, for the fiscal years ended July 31, 2024 and 2023, and a summary of the services provided under each category follows the table:

	July 31, 2024 (C$)	July 31, 2023 (C$)
Audit Fees	87,171	82,494
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

Audit Fees consist of fees billed for professional services rendered for the audit of the consolidated financial statements and review of the quarterly interim consolidated financial statements.

Audit-Related fees consist of the review of SEC comment letters and management responses.

Tax Fees consist of tax compliance fees and other tax planning advisory services.

All Other Fees: There were no fees billed by Davidson & Company for professional services rendered for other compliance purposes for the years ended July 31, 2024 and 2023.

Our Board of Directors has established pre-approval policies and procedures, pursuant to which the Board approved the foregoing audit and audit-related services provided by Davidson & Company in fiscal years 2024 and 2023 consistent with the Board's responsibility for engaging our company's independent auditors.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) The following financial statements are being filed as part of this Report:

Consolidated Financial Statements of Rise Gold Corp.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of July 31, 2024 and 2023

Consolidated Statement of Operations and Comprehensive Loss for the years ended July 31, 2024 and 2023

Consolidated Statement of Cash Flows for the years ended July 31, 2024 and 2023

Consolidated Statement of Stockholders' Equity (Deficit) for the years ended July 31, 2024 and 2023

Notes to the Consolidated Financial Statements

(b) The following exhibits are being filed as part of this Report:

Number	Exhibit Description

3.1	Articles of Incorporation, as amended through March 29, 2017 (1)

3.2	Certificate of Change made effective December 16, 2019 (2)

3.3	Certificate of Amendment dated September 18, 2020 (2)

3.4	Bylaws (3)

4.1	Description of Capital Stock (4)

10.1	Incentive Stock Option Plan dated March 23, 2016 (1)

10.2	Employment Agreement with Benjamin Mossman dated as of April 19, 2017 (1)

10.3	April 16, 2018 Amendment to the Employment Agreement with Benjamin Mossman dated as of April 19, 2017 (5)

10.4	Consulting Agreement with J. Proust & Associates Inc., as amended, dated December 13, 2018 (6)

10.5	Loan Agreement between Rise Grass Valley Inc. and Eridanus Capital, LLC dated August 30, 2019 (7)

10.6	Collateral Agreement in favor of Eridanus Capital, LLC, dated August 30, 2019 (7)

10.7	Deed of Trust in favor of Jeremy A. M. Evans, as trustee, for the benefit of Eridanus Capital, LLC dated August 30, 2019 (7)

10.8	January 27, 2023 Amendment to the Loan Agreement dated August 30, 2019 between Rise Grass Valley Inc. and Eridanus Capital, LLC

14.1	Code of Ethics (8)

21.1	Subsidiaries of the registrant (1)

23.1	Consent of Davidson & Company

31.1	Certificate of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Schema Linkbase Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

(8) Included as an exhibit to Amendment No. 1 to our Form 10-K annual report filed on October 30, 2008 and incorporated herein by reference.

Item 16. Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

RISE GOLD CORP.

/s/ Joseph Mullin

Joseph Mullin

President and Chief Executive Officer

Date:  October 29, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Joseph Mullin

Joseph Mullin

President and Chief Executive Officer

(Principal Executive Officer)

October 29, 2024

/s/ Vince Boon

Vincent Boon

Chief Financial Officer and Treasurer

(Principal Financial and Accounting Officer)

October 29, 2024

/s/ Murray Flanigan

Murray Flanigan

Director

October 29, 2024

/s/ John Proust

John Proust

Director

October 29, 2024

/s/ Benjamin Mossman

Benjamin Mossman

Director

October 29, 2024

/s/ Thomas Vehrs

Dr. Thomas Vehrs

Director

October 29, 2024

/s/ Lawrence Lepard

Lawrence Lepard

Director

October 29, 2024

/s/ Daniel Oliver Jr.

Daniel Oliver Jr.

Director

October 29, 2024

/s/ Clynt Nauman

Clynt Nauman

Director

October 29, 2024