Form 10-Q
period 2024-10-31
Rise Gold Corp.
filed 2024-12-16
CIK 1424864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2024

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

As of December 16, 2024, the registrant had 55,785,106 shares of common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

The condensed consolidated interim financial statements of Rise Gold Corp. ("we", "us", "our", the "Company", or the "registrant"), a Nevada corporation, included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission. Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, the condensed consolidated interim financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company in the Company's Form 10-K for the fiscal year ended July 31, 2024.

RISE GOLD CORP.

(AN EXPLORATION STAGE COMPANY)

CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

PERIOD ENDED OCTOBER 31, 2024

RISE GOLD CORP.

(An Exploration Stage Company)

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

(Expressed in United States Dollars)

(Unaudited)

AS AT	October 31, 2024	July 31, 2024
ASSETS
Current
Cash and cash equivalents (Note 3)	$279,685	$243,669
Receivables	11,153	21,971
Prepaid expenses (Note 4)	152,145	117,468
Assets held for sale (Note 5)	511,530	511,530
Total current assets	954,513	894,638

Non-current
Mineral property interests (Note 5)	4,128,053	4,149,053
Deferred financing asset (Note 11)	111,478	111,707
Total assets	$5,194,044	$5,155,398

LIABILITIES AND STOCKHOLDERS' EQUITY
Current
Accounts payable and accrued liabilities	$822,414	$874,589
Loans payable (Note 9)	1,616,169	1,658,060
Payable to related parties (Note 8)	88,022	128,949
Total current liabilities	2,526,605	2,661,598

Non-current
Loans payable (Note 9)	175,008	-
Credit facility (Note 11)	91,871	116,130
Total liabilities	2,793,484	2,777,728

Stockholders' equity
Capital stock, $0.001 par value, 400,000,000 shares authorized;
55,785,106 shares issued and outstanding (Note 12)	55,785	55,785
Additional paid-in capital (Note 12)	33,311,869	32,660,586
Cumulative translation adjustment	(104,084)	(104,084)
Deficit	(30,863,010)	(30,234,617)
Total stockholders' equity	2,400,560	2,377,670

Total liabilities and stockholders' equity	$5,194,044	$5,155,398

Nature and continuance of operations (Note 1)

Contingency (Note 7)

Subsequent events (Note 15)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

RISE GOLD CORP.

(An Exploration Stage Company)

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

(Expressed in United States Dollars)

(Unaudited)

	Three months ended October 31, 2024	Three months ended October 31, 2023
EXPENSES
Accretion expense (Note 9 and 11)	$29,859	$30,113
Consulting	55,106	52,583
Directors' fees	30,000	28,022
Filing and regulatory	23,997	12,907
Foreign exchange loss	2,127	12,987
General and administrative	74,365	145,159
Geological, mineral, and prospect costs (Note 5)	45,162	361,525
Interest expense (Note 9 and 11)	96,201	63,543
Professional fees	100,881	337,541
Promotion and shareholder communication	8,187	20,011
Salaries	-	84,301
Share-based compensation (Note 12)	162,508	90,361
Loss	$(628,393)	$(1,239,053)
Loss on fair value adjustment on derivative liability (Note 10)	-	(82,481)
Write-off of receivable	-	(64,438)
Other income	-	7,547
Net loss and comprehensive loss for the period	$(628,393)	$(1,378,425)
Basic and diluted loss per common share	$(0.01)	$(0.03)
Weighted average number of common shares outstanding (basic and diluted)	55,785,106	40,362,800

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

RISE GOLD CORP.

(An Exploration Stage Company)

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

(Expressed in United States Dollars)

(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Loss for the period	$(628,393)	$(1,378,425)
Items not involving cash
Depreciation	-	5,562
Interest expense	96,201	63,543
Share-based compensation	162,508	90,361
Accretion expense	29,859	30,113
Loss on fair value adjustment on derivative liability	-	82,481
Non-cash working capital item changes:
Receivables	10,818	75,348
Prepaid expenses	(34,677)	25,317
Accounts payable and accrued liabilities	(50,373)	460,562
Related party payables	(40,927)	32,281
Net cash used in operating activities	(454,984)	(512,857)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from rental of land	21,000	-
Net cash used in investing activities	21,000	-

CASH FLOWS FROM FINANCING ACTIVITIES
Line of credit payment	(30,000)	-
Proceeds from loan	500,000	-
Shares subscribed in advance	-	440,868
Net cash provided by financing activities	470,000	440,868

Change in cash and cash equivalents for the period	36,016	(71,989)
Cash and cash equivalents, beginning of period	243,669	758,272
Cash and cash equivalents, end of period	$279,685	$686,283

Supplemental disclosure with respect to cash flows (Note 13)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

RISE GOLD CORP.

(An Exploration Stage Company)

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF STOCKHOLDERS' EQUITY

(Expressed in United States Dollars)

(Unaudited)

	Capital Stock		Additional Paid- in Capital	Shared subscribed in advance	Cumulative Translation Adjustment
	Number	Amount				Deficit	Total
Balance as at July 31, 2023	40,362,800	$40,363	$30,304,568	$-	$(104,084)	$(26,668,986)	$3,571,861
Loss for the period	-	-	-	-	-	(1,378,425)	(1,378,425)
Shares subscribed in advance	-	-	-	440,868	-	-	440,868
Share-based compensation	-	-	90,361	-	-	-	90,361
Balance as at October 31, 2023	40,362,800	$40,363	$30,394,929	$440,868	$(104,084)	$(28,047,411)	$2,724,665

Balance as at July 31, 2024	55,785,106	$55,785	$32,660,586	$-	$(104,084)	$(30,234,617)	$2,377,670
Loss for the period	-	-	-	-	-	(628,393)	(628,393)
Warrants issued for loans	-	-	488,775	-	-	-	488,775
Share-based compensation	-	-	162,508	-	-	-	162,508
Balance as at October 31, 2024	55,785,106	$55,785	$33,311,869	$-	$(104,084)	$(30,863,010)	$2,400,560

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

RISE GOLD CORP.

(An Exploration Stage Company)

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE-MONTH PERIOD ENDED OCTOBER 31, 2024

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

The Company is in the early stages of exploration and as is common with any exploration company, it raises financing for its acquisition activities. The accompanying consolidated financial statements have been prepared on the going concern basis, which presumes that the Company will continue operations for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of business. The Company has incurred a loss of $628,393 for the period ended October 31, 2024 and has accumulated a deficit of $30,863,010. The ability of the Company to continue as a going concern is dependent on the Company's ability to maintain continued support from its shareholders and creditors and to raise additional capital and implement its business plan. There is no assurance that the Company will be able to obtain adequate financing in the future or that such financing will be on terms advantageous to the Company. These events and conditions cast substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

At October 31, 2024, the Company had a working capital deficit of $1,572,092 (July 31, 2024 - $1,766,960).

2. BASIS OF PREPARATION

Generally Accepted Accounting Principles

These unaudited condensed consolidated interim financial statements have been prepared in conformity with generally accepted accounting principles of the United States of America ("US GAAP") and the rules and regulations of the Securities and Exchange Commission ("SEC") for financial information with the instructions to Form 10-Q and Regulation S-K. Results are not necessarily indicative of results which may be achieved in the future. The unaudited condensed consolidated interim financial statements should be read in conjunction with the Company's Annual Report on Form 10-K, which contains the audited financial statements and notes thereto, together with Management's Discussion and Analysis, for the year ended July 31, 2024. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such SEC rules and regulations. These financial statements follow the same accounting policies in the annual financial statements. The operating results for the three months ended October 31, 2024 are not necessarily indicative of the results that may be expected for the year ended July 31, 2025.

RISE GOLD CORP.
(An Exploration Stage Company)

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE-MONTH PERIOD ENDED OCTOBER 31, 2024

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

3. CASH AND CASH EQUIVALENTS

As at October 31, 2024, the balance of cash and cash equivalents is $279,685 (July 31, 2023: $243,669) of which $Nil (July 31, 2024: $Nil) is cash equivalents related to Guaranteed Investment Certificates (GICs) held during the period.

4. PREPAID EXPENSES

	October 31, 2024	July 31, 2024
Current
Insurance	$40,221	$56,922
Deposits	106,187	48,226
Other	5,737	12,320
Total	$152,145	$117,468

RISE GOLD CORP.
(An Exploration Stage Company)

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE-MONTH PERIOD ENDED OCTOBER 31, 2024

(Expressed in United States Dollars)

(Unaudited)

5. MINERAL PROPERTY INTERESTS

The Company's mineral properties balance consists of:

Idaho-Maryland, California

July 31, 2024	$4,149,053
Proceeds from land contracted for sale	(21,000)
October 31, 2024	$4,128,053

Title to mineral properties

Title to mineral properties involves certain inherent risks due to the difficulties of determining the validity of certain mineral titles. Additionally, the potential for problems arising from the frequently ambiguous conveying history characteristic of many mineral properties also exist. As at October 31, 2024, the Company holds title to the Idaho-Maryland Gold Mine Property.

As of October 31, 2024, based on management's review of the carrying value of mineral rights, management determined that there is no evidence that the cost of these acquired mineral rights will not be fully recovered and accordingly, the Company determined that no adjustment to the carrying value of mineral rights was required. As of the date of these consolidated financial statements, the Company has not established any proven or probable reserves on its mineral properties and has incurred only acquisition and exploration costs.

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

RISE GOLD CORP.
(An Exploration Stage Company)

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE-MONTH PERIOD ENDED OCTOBER 31, 2024

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

As at October 31, 2024, the Company has incurred cumulative exploration expenditures of $9,584,976 on the Idaho-Maryland Gold Mine property as follows:

	Three months ended October 31, 2024	Year ended July 31, 2024

Idaho-Maryland Gold Mine expenditures:
Opening balance	$9,539,814	$8,730,982

Consulting	35,796	715,108
Depreciation	-	16,935
Engineering	-	4,622
Exploration	-	1,405
Logistics	-	5,269
Rent	7,080	53,432
Supplies	2,286	11,251
Sampling	-	810
Total expenditures for the period	$45,162	$808,832

Closing balance	$9,584,976	$9,539,814

RISE GOLD CORP.
(An Exploration Stage Company)

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE-MONTH PERIOD ENDED OCTOBER 31, 2024

(Expressed in United States Dollars)

(Unaudited)

5. MINERAL PROPERTY INTERESTS (continued)

Idaho-Maryland Gold Mine Property, California (continued)

During the period ended October 31, 2024, the Company contracted to sell 66 acres of surface rights located adjacent to the Company’s Idaho-Maryland Mine Property. The first tranche closed subsequent to period end as further discussed in note 15.

6. EQUIPMENT

Cost	Drilling equipment
At July 31, 2023	$644,847
At July 31, 2024	$644,847
At October 31, 2024	$644,847

Accumulated depreciation
At July 31, 2023	$116,382
Depreciation	16,935
At July 31, 2024	$133,317
Depreciation	-
At October 31, 2024	$133,317

Total carrying value, July 31, 2024	$511,530
Assets held for sale	$(511,530)
Total carrying value, October 31, 2024	$-

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

RISE GOLD CORP.
(An Exploration Stage Company)

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE-MONTH PERIOD ENDED OCTOBER 31, 2024

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

8. RELATED PARTY TRANSACTIONS

Key management personnel consist of the Chief Executive Officer, Chief Financial Officer, and the directors of the Company. The remuneration of the key management personnel is as follows:

a) Salaries of $Nil (2023 - $84,301) to the previous CEO of the Company. Consulting fees of $33,000 and $Nil (2023 - $14,182 and $16,303) to the CEO and an advisor of the Company

b) Director fees of $30,000 (2023 - $28,022) to directors of the Company.

c) During the period ended October 31, 2024, the Company paid $32,337 (2023 - $33,147) in professional and consulting fees to a company controlled by a former director of the Company.

d) Share-based compensation of $162,508 (2023 - $90,361) for options granted during the period ended.

e) As at October 31, 2024 and July 31, 2024, $88,022 and $128,949 were owed to related parties, respectively.

f) A director of the Company is a manager of a private company which manages Eridanus Capital, LLC, a company that provided a secured loan to the Company's wholly owned subsidiary, Rise Grass Valley in 2019.

g) A director of the Company is a manager of a private company which manages Myrmikan Gold Fund, LLC, a company that provided a secured loan to the Company's wholly owned subsidiary, Rise Grass Valley in 2024.

RISE GOLD CORP.
(An Exploration Stage Company)

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE-MONTH PERIOD ENDED OCTOBER 31, 2024

(Expressed in United States Dollars)

(Unaudited)

9. LOANS PAYABLE

a) Eridanus Loan

On September 3, 2019, the Company completed a debt financing with Eridanus Capital LLC ("Eridanus") for $1,000,000. The Eridanus loan has a term of 4 years and an annual interest rate of 10% for the first two years increasing to 20% in year 3 and to 25% in year 4. Interest will accrue and be paid along with the principal upon the maturity date. Eridanus received 1,150,000 bonus share purchase warrants as additional consideration for advancing the Eridanus loan. The fair value of these warrants was calculated to be $444,942 which was netted against the loan payable balance along with $15,000 paid to the lender for a total of $459,942 in issuance costs. Each warrant entitles the holder to acquire one share of common stock at an exercise price of $0.80 (C$1.00) for a period of three years from the date of issuance. The Eridanus loan may be repaid prior to the maturity date, in whole or in part, provided that all accrued interest is paid. In addition, if total interest payments are less than $200,000, the difference will be paid to the Lender as prepayment compensation. The Eridanus loan is secured against the assets of the Company and its subsidiary.

Eridanus Loan Payable
Balance, July 31, 2023	$1,437,914
Interest expense	299,228
Accretion expense	120,918
Repayment	(200,000)
Balance, July 31, 2024	$1,658,060
Interest expense	87,874
Accretion expense	24,586
Issuance costs	(154,351)
Balance, October 31, 2024	$1,616,169

In February 2023, the Company renegotiated its debt agreement with Eridanus whereby the Company agreed to pay $250,000 applied against unpaid and accrued interest and issue 575,000 share purchase warrants to Eridanus. The maturity date of the Eridanus loan has been extended by one year to September 4, 2024 and the interest rate has been reduced to 15% compounding monthly for a period of 12 months after which it reverts to 25% per annum, compounding monthly. The renegotiation of the debt was accounted for as a non - substantial debt modification. Accordingly, no gain or loss was recorded and a new effective interest rate of 32.67% was established based on the carrying value of the debt and the revised cash flow. Each warrant entitles the holder to acquire one share at an exercise price of $0.60 for a period of two years from the date of issuance. The fair value of these warrants was calculated to be $154,218 which was netted against the loan payable balance.

The following weighted average assumptions were used for the Black-Scholes pricing model valuation of warrants:

February 17, 2023

Risk-free interest rate	4.15%
Expected life of warrants	2 years
Expected annualized volatility	99.02%
Share price at grant date	$0.53
Exercise price	$0.60
Fair value	$0.27
Dividend	Nil
Forfeiture rate	0%

RISE GOLD CORP.
(An Exploration Stage Company)

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE-MONTH PERIOD ENDED OCTOBER 31, 2024

(Expressed in United States Dollars)

(Unaudited)

9. LOAN PAYABLE (continued)

a) Eridanus Loan (continued)

In September 2024, the Company amended its debt agreement with Eridanus to extend an existing loan by one year to September 4, 2025, along with a reduction in interest rate to 15% per annum for a period of 12 months commencing September 4, 2024. Given that the renegotiation of the debt resulted in an increase of the present value of less than 10%, the transaction has been recorded as a non substantial debt modification for accounting purposes. The Company issued 1,700,000 share purchase warrants at an exercise price of US$0.115 to Eridanus as consideration for the extension. The share purchase warrants have a 4 year expiry period from the date of issuance. The fair value of these warrants was calculated to be $154,351 which was netted against the loan payable balance.

The following weighted average assumptions were used for the Black-Scholes pricing model valuation of warrants:

September 12, 2024

Risk-free interest rate	2.72%
Expected life of warrants	4 years
Expected annualized volatility	133.99%
Share price at grant date	$0.11
Exercise price	$0.115
Fair value	$0.091
Dividend	Nil
Forfeiture rate	0%

b) Myrmikan Loan

On October 10, 2024, the Company finalized a secured loan agreement with Myrmikan Gold Fund, LLC ("Myrmikan") for a $500,000 loan which will be used for the Company's working capital. The Myrmikan loan has a term of 4 years with an interest rate of 15% per annum with interest accruing and payable along with the principal upon maturity. The Company issued 2,882,514 share purchase warrants at an exercise price of $0.1735 with a 4 year expiry period as additional consideration for advancing the Myrmikan loan.  The fair value of these warrants was calculated to be $334,423 which was netted against the loan payable balance. The Myrmikan loan may be repaid prior to the maturity date, in whole or in part, provided that all accrued interest is paid. The Myrmikan loan will be secured against the assets of the Company and its subsidiary.

Myrmikan Loan Payable
Balance, July 31, 2024	$-
Proceeds	500,000
Issuance costs	(334,423)
Interest expense	4,624
Accretion expense	4,807
Balance, October 31, 2024	$175,008

RISE GOLD CORP.
(An Exploration Stage Company)

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE-MONTH PERIOD ENDED OCTOBER 31, 2024

(Expressed in United States Dollars)

(Unaudited)

9. LOAN PAYABLE (continued)

b) Myrmikan Loan (continued)

The following weighted average assumptions were used for the Black-Scholes pricing model valuation of warrants:

October 10, 2024

Risk-free interest rate	2.98%
Expected life of warrants	4 years
Expected annualized volatility	139.40%
Share price at grant date	$0.14
Exercise price	$0.1735
Fair value	$0.116
Dividend	Nil
Forfeiture rate	0%

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

The following table shows a continuity of the Company's derivative liability:

		Number of warrants
		accounted for as
	Warrant derivative	derivative liability
Balance, July 31, 2023	$140,015	4,991,645
Fair value adjustment	(140,015)	-
Balance, July 31, 2024	$-	2,291,322
Fair value adjustment	-	-
Balance, October 31, 2024	$-	-

For the period ended October 31, 2024, the Company recorded a total loss on fair value of derivative liability of $Nil during the period (October 31, 2023 - loss of $82,481). For the period ended October 31, 2024, the 2,291,322 warrants expired unexercised.

The following weighted average assumptions were used for the Black-Scholes pricing model valuation of warrants:

July 31, 2024

Risk-free interest rate	3.46%
Expected life of warrants	0.05 years
Expected annualized volatility	33.73%
Dividend	Nil
Forfeiture rate	0%

RISE GOLD CORP.
(An Exploration Stage Company)

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE-MONTH PERIOD ENDED OCTOBER 31, 2024

(Expressed in United States Dollars)

(Unaudited)

11. CREDIT FACILITY

On February 6, 2024, the Company entered into a revolving credit facility arrangement with an arm's length lender that also provides services to the Company. Pursuant to the arrangement, each month, the lender will defer and add to the loan principal an amount equal to half of the fees billed by the lender up to $1,000,000. Amounts loaned will bear interest at a rate of 12% per annum compounded annually and will be due four years from the date of the arrangement. The Company may repay any amounts owing under the credit facility at any time without penalty. In connection with the credit facility, the Company has issued 1,000,000 non-transferable share purchase warrants to the lender, with each warrant exercisable into one share of common stock of the Company at a price of $0.16 per share for a period of four years from the date of issuance. The fair value of these warrants was calculated to be $127,336. In addition, for each $100,000 loaned under the arrangement, the Company has agreed to issue to the lender 200,000 additional non-transferable warrants ("Additional Warrants"). Each Additional Warrant will be exercisable into one share of common stock of the Company at any time within a four-year period from the date of issuance at an exercise price equal to the market price of the shares of the Company on grant.

Credit Facility
Balance, July 31, 2023	$-
Principal amount	122,739
Interest expense	7,018
Issuance costs	(15,629)
Accretion expense	2,002
Balance, July 31, 2024	$116,130
Payment	(30,000)
Principal amount	1,801
Interest expense	3,703
Issuance costs	(229)
Accretion expense	466
Balance, October 31, 2024	$91,871

Deferred Financing Asset
Balance, July 31, 2023	$-
Issuance costs 1,000,000 warrants	127,336
Allocation to credit facility	(15,629)
Balance, July 31, 2024	$111,707
Allocation to credit facility	(229)
Balance, October 31, 2024	$111,478

RISE GOLD CORP.
(An Exploration Stage Company)

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE-MONTH PERIOD ENDED OCTOBER 31, 2024

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

Stock Options

On October 21, 2024, the Company granted a total of 1,006,750 stock options with a fair value of $106,859 to a consultant of the Company. The stock options are exercisable at a price of $0.11 (C$0.15) per share until October 21, 2029.

RISE GOLD CORP.
(An Exploration Stage Company)

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE-MONTH PERIOD ENDED OCTOBER 31, 2024

(Expressed in United States Dollars)

(Unaudited)

12. CAPITAL STOCK AND ADDITIONAL PAID-IN-CAPITAL (continued)

Stock Options (continued)

On September 20, 2024, the Company granted 1,006,750 stock options to an officer of the Company. The stock options are exercisable at a price of US$0.10 (C$0.14) per share for a period of five years from the date of grant, subject to vesting, 25% vesting on the date of grant and 12% vesting every 3 months thereafter. As at October 31, 2024, the Company recorded share-based compensation of $45,110 on the statement of loss and comprehensive loss in connection with this grant. A total of 2,013,500 in stock options held by a director of the Company were cancelled.

On May 1, 2024, the Company granted 412,241 stock options to an officer of the Company. The options are exercisable into common shares of the Company at $0.17 (C$0.23) per share for a period of five years from the date of grant, subject to vesting, 25% vesting on the date of grant and 12% vesting every 3 months thereafter. As at October 31, 2024, the Company recorded share-based compensation of $10,539 (July 31, 2024 - $31,849) on the statement of loss and comprehensive loss in connection with this grant.

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

The following incentive stock options were outstanding as at October 31, 2024:

Number of Options outstanding	Weighted Average Exercise Price (C$)	Expiry Date

505,000	0.82	February 7, 2027
670,000	0.72	February 21, 2028
397,780	0.35	September 22, 2028
707,752	0.34	December 12, 2028
592,238	0.23	May 1, 2029
412,241	0.23	May 1, 2029
1,006,750	0.14	September 20, 2029
1,006,750	0.15	October 21, 2029
5,298,511	0.34

As at October 31, 2024, the aggregate intrinsic value of the Company's stock options is $140,945 (2023 - $Nil). As at October 31, 2024, the Company has 5,298,511 options issued and outstanding where 4,285,798 options are exercisable as at October 31, 2024 with a weighted average exercise price of C$0.39.

RISE GOLD CORP.
(An Exploration Stage Company)

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE-MONTH PERIOD ENDED OCTOBER 31, 2024

(Expressed in United States Dollars)

(Unaudited)

12. CAPITAL STOCK AND ADDITIONAL PAID-IN-CAPITAL (continued)

Stock Options (continued)

Stock option transactions are summarized as follows:

	Number of Options	Weighted Average Exercise Price ($C)
Balance outstanding and exercisable, July 31, 2023	3,638,500	0.93
Options granted	2,110,011	0.29
Options expired	(170,000)	1.00
Balance outstanding, July 31, 2024	5,578,511	0.69
Options granted	2,013,500	0.15
Options expired and cancelled	(2,293,500)	1.01
Balance outstanding, October 31, 2024	5,298,511	$0.34

The following weighted average assumptions were used for the Black-Scholes pricing model valuation of stock options issued during the period ended October 21, 2024 and September 20, 2024:

	October 21, 2024	September 20, 2024

Risk-free interest rate	2.98%	2.73%
Expected life of stock options	5 years	5 years
Expected annualized volatility	135.38%	132.92%
Share price at grant date	$0.12	$0.13
Dividend	Nil	Nil
Forfeiture rate	0%	0%

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

RISE GOLD CORP.
(An Exploration Stage Company)

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE-MONTH PERIOD ENDED OCTOBER 31, 2024

(Expressed in United States Dollars)

(Unaudited)

12. CAPITAL STOCK AND ADDITIONAL PAID-IN-CAPITAL (continued)

Warrants

The following warrants were outstanding at October 31, 2024:

Number of Warrants	Exercise Price (CAD$)	Expiry Date

2,231,429	0.84	January 31, 2025
1,529,008	0.84	February 17, 2025
575,000	0.84	February 17, 2025
1,623,214	0.36	November 7, 2025
36,000	0.36	November 7, 2025
1,065,555	0.36	December 7, 2025
1,000,000	0.22	February 5, 2028
9,000	0.22	April 9, 2026
2,873,170	0.22	April 9, 2027
12,000	0.22	April 29, 2026
2,149,212	0.22	April 29, 2027
1,700,000	0.16	September 12, 2028
2,882,514	0.24	October 10, 2028
17,686,102	0.39

Warrant transactions are summarized as follows:

		Weighted Average
	Number of Warrants	Exercise Price (C$)
Balance, July 31, 2023	16,661,247	$0.91
Warrants issued	8,768,151	0.26
Warrants expired	(8,717,823)	0.92
Balance, July 31, 2024	16,711,575	0.58
Warrants issued	4,582,514	0.21
Warrants expired	(3,607,987)	1.02
Balance, October 31, 2024	17,686,102	0.39

RISE GOLD CORP.
(An Exploration Stage Company)

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE-MONTH PERIOD ENDED OCTOBER 31, 2024

(Expressed in United States Dollars)

(Unaudited)

13. SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

During the three-month periods ended October 31, 2024 and 2023, the Company had the following non-cash financing and investing activities:

For the period ended October 31, 2024:

a) The Company accrued $96,201 of interest expense as part of the outstanding balance of loan payable.

b)    The Company issued a total of 1,700,000 share purchase warrants, as consideration for loan extension, entitling the holder to acquire one share at an exercise price of US$0.115 until September 12, 2028 with a total fair value of $154,351.

c) The Company issued 2,882,514 share purchase warrants for a secured loan agreement entitling the holder to acquire one share at an exercise price of US$0.1735 until October 10, 2028 with a total fair value of $334,423.

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

15.         SUBSEQUENT EVENT

Subsequent to the period ended October 31, 2024, the Company contracted to sell 66 acres of land located adjacent to the Company's Idaho-Maryland Mine for $4,300,000.

The sale transaction is subject to two sale agreements with the same, arm's length third party. The first agreement covers 16 acres of land for total consideration of $1,800,000 and that contract closed on November 27, 2024 with the payment of half the sale price, minus certain deductions.  The Company paid $816,941 of the proceeds towards the Eridanus loan. The balance of the purchase price is due on November 27, 2026. The buyer will pay monthly interest at an annual rate of 5% per year on the balance of the purchase price until it is paid in full.

The second sale agreement covers 50 acres of land for total sale price of $2,500,000 and is expected to close on May 26, 2025, at which point half of the sale price will be due, with the other half due on May 26, 2027. The buyer has placed $200,000 in escrow and will pay $12,500 per month until closing, with the payments to be applied against the purchase price. Commencing on the closing date, the buyer will pay monthly interest at an annual rate of 5% per year on the balance of the purchase price until it is paid in full. Rise and the purchaser have also executed an option agreement whereby the Company may repurchase the 66 acres of land being sold for the sale price plus the cost of any capital improvements plus an increase of five percent per year on the condition that Rise acquires final government approvals to perform mining operations at the I-M Mine Property.

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

Business Development

On November 27, 2024 the Company announced it had contracted to sell 66 acres of industrial land located adjacent to the Company's I-M Mine Property for $4.3 million. The sale transaction is subject to two sale agreements with the same, arm's length third party. The first agreement covers 16 acres of land for total consideration of $1.8 million. That contract closed on  November 27, 2024 with the payment of half the sale price, minus certain deductions. The balance of the purchase price is due on November 27, 2026. The buyer will pay monthly interest at an annual rate of 5% per year on the balance of the purchase price until it is paid in full. The second sale agreement covers 50 acres of land for total sale price of $2.5 million and is expected to close on May 26, 2025, at which point half of the sale price will be due, with the other half due on May 26, 2027. The buyer has placed $200,000 in escrow and will pay $12,500 per month in rent until closing, with the rent payments to be applied against the purchase price. Commencing on the closing date, the buyer will pay monthly interest at an annual rate of 5% per year on the balance of the purchase price until it is paid in full. The Company and the purchaser have also executed an option agreement whereby the Company may repurchase the 66 acres of land being sold for the sale price plus the cost of any capital improvements plus an increase of five percent per year on the condition that Rise acquires final government approvals to perform mining operations at the I-M Mine Property. The Company retains ownership of the I-M Mine Property, which is comprised of 53 acres of land surrounding the New Brunswick shaft, as well as its nearby 56-acre Centennial property, and it retains all of its 2,585 acres of mineral rights.

On November 20, 2024, the Company appointed Mihai Draguleasa as the Company's Chief Financial Officer in place of Vince Boon and Catherine Cox as the Company's Corporate Secretary in place of Eileen Au. On October 30, 2024, John Proust, Murray Flanigan and Benjamin Mossman resigned as directors of the Company.

On October 21, 2024, the Company granted 1,006,750 stock options to a consultant of the Company. The stock options are exercisable at a price of $0.11 per share until October 21, 2029.

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

On May 13, 2024, the Company reported that it had submitted a Writ of Mandamus to the Superior Court of California (the "Court") asking the Court to compel the Board of Supervisors of Nevada County (the "Board of Supervisors") to follow applicable law and grant recognition of the Company's vested right to operate our I-M Mine Property.  The Company's position in this matter is that the Board of Supervisors' December 2023 decision to deny the Company's vested rights petition adversely infringed on our fundamental and constitutional property rights.  The Company contends that the Court is compelled to use its independent judgement and consider the administrative record de novo (i.e., "afresh" or "from the beginning") and without deference to the Board of Supervisors arguments or conclusions.

On May 1, 2024, the Company granted a total of 1,004,479 stock options to directors and an officer of the Company. The stock options are exercisable at a price of $0.17 per share until May 1, 2029.

On April 29, 2024, the Company completed a non-brokered private placement over two tranches for gross proceeds totalling $954,253 through the issuance of 10,044,765 units in total at a price of $0.095 per unit with each unit consisting of one share of common stock and one-half of one share purchase warrant. Each whole warrant entitles the holder to acquire one additional share of common stock at an exercise price of $0.158 for a period of three years from the date of issuance. Certain directors of the Company purchased an aggregate of 5,669,478 units of the private placement for gross proceeds of $538,600. The Company paid fees of $1,995 and issued 21,000 finder's warrants where each finder's warrant entitles the holder to acquire one share at a price of $0.158 for a period of two years. The Company paid legal fees of $4,515 in connection with this financing.

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

Plan of Operations

As at October 31, 2024, the Company had a cash balance of $279,685, compared to a cash balance of $243,669 as at July 31, 2024.

Our plan of operations for the next 12 months is to continue to review litigation options in pursuit of protecting the Company's property rights under both California state and US federal laws, including asserting its 5th Amendment rights under the US Constitution and other due process rights under the 14th Amendment of the US Constitution. The Company is also asking the Court to overturn the County of Nevada's decision denying the Company's Vested Mining Rights.

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

Results of Operations

EXPENSES
Accretion expense	$29,859	$30,113
Consulting	55,106	52,583
Directors' fees	30,000	28,022
Filing and regulatory	23,997	12,907
Foreign exchange loss	2,127	12,987
General and administrative	74,365	145,159
Geological, mineral, and prospect costs	45,162	361,525
Interest expense	96,201	63,543
Professional fees	100,881	337,541
Promotion and shareholder communication	8,187	20,011
Salaries	-	84,301
Share-based compensation	162,508	90,361
Loss	$(628,393)	$(1,239,053)
Loss on fair value adjustment on derivative liability	-	(82,481)
Write-off of receivable	-	(64,438)
Other income	-	7,547
Net loss and comprehensive loss for the period	$(628,393)	$(1,378,425)
Basic and diluted loss per common share	$(0.01)	$(0.03)
Weighted average number of common shares outstanding (basic and diluted)	55,785,106	40,362,800

The Company's operating results for the periods ended October 31, 2024 and 2023 are summarized as follows:

Liquidity and Capital Resources

Working Capital

	At October 31, 2024	At July 31, 2024	At July 31, 2023

Current Assets	$954,513	$894,638	$980,843
Current Liabilities	$2,526,605	$2,661,598	$508,571
Working Capital	$(1,572,092)	$(1,766,960)	$472,272

Cash Flows

	For the three-month period ended October 31, 2024	For the three-month period ended October 31, 2023

Net Cash used in Operating Activities	$(454,984)	$(512,857)
Net Cash from Investing Activities	$21,000	$-
Net Cash provided by Financing Activities	$470,000	$440,868
Net increase/(decrease) in Cash During the Period	$36,016	$(71,989)

As of October 31, 2024, the Company had $279,685 in cash, $954,513 in current assets, $5,215,044 in total assets, $2,526,605 in current liabilities and $266,879 in non-current liabilities, a working capital deficit of $1,572,092 and an accumulated deficit of $30,863,010.

During the three-month period ended October 31, 2024, the Company used $454,984 (2023 - $512,857) in net cash on operating activities. The difference in net cash used in operating activities during the two periods was largely due to the difference between the share-based compensation for options granted during the period.

The Company had $21,000 received from investing activities during the three-month period ending October 31, 2024 (October 31, 2023 - $Nil).

The Company received net cash of $470,000 (2023 - $440,868) from financing activities related to the loan received and credit facility payment during the three-month periods ending October 31, 2024.

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

As of the end of the period covered by this Report, management of the Company carried out an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, management concluded that the Company's disclosure controls and procedures were not effective as of October 31, 2024 because a material weakness in internal control over financial reporting existed as of that date as a result of a lack of segregation of incompatible duties due to insufficient personnel.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the period ended October 31, 2024 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

.

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

Our ability to obtain necessary funding for these purposes, in turn, depends upon a number of factors, including the status of the national and worldwide economy and the price of metals. Capital markets worldwide were adversely affected by substantial losses by financial institutions, caused by investments in asset backed securities and remnants from those losses continue to impact the ability for us to raise capital.  We may not be successful in obtaining the required financing or, if we can obtain such financing, such financing may not be on terms that are favorable to us.

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

  $628,393 for the period ended October 31, 2024
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

In this situation, the lead agency for the purposes of CEQA would be the County. Other public agencies in charge of administering specific legislation will also need to approve aspects of the Project, such as the CDFW (the California Endangered Species Act), the Air Pollution Control District (Authority to Construct and Permit to Operate), and the Regional Water Quality Control Board (National Pollutant Discharge Elimination System (authorized to state governments by the US Environmental Protection Agency) and Report of Waste Discharge). However, CEQA's Guidelines provide that if more than one agency must act on a project, the agency that acts first is generally considered the lead agency under CEQA. All other agencies are considered "responsible agencies." Responsible agencies do need to consider the environmental document approved by the lead agency, but they will usually accept the lead agency's document and use it as the basis for issuing their own permits. There is no assurance that other agencies will not require additional assessments in their decision-making process. If such assessments are required, additional time and costs will delay the execution and may even require us to re-evaluate the feasibility of, our business plan.

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

We are dependent on various supplies and equipment to carry out our mining exploration and, if warranted, development operations. Any shortage of such supplies, equipment, and parts could have a material adverse effect on our ability to carry out our operations and could therefore limit, or increase the cost of production.

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

By:	/s/ Joseph Mullin
Joseph Mullin President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Mihai Draguleasa
Mihai Draguleasa Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Date	December 16, 2024