Form 10-Q
period 2025-01-31
Rise Gold Corp.
filed 2025-03-17
CIK 1424864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2025

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

As of March 17, 2025 the registrant had 55,785,106 shares of common stock issued and outstanding.

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

PERIOD ENDED JANUARY 31, 2025

RISE GOLD CORP.

(An Exploration Stage Company)

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

(Expressed in United States Dollars)

(Unaudited)

AS AT
	January 31, 2025	July 31, 2024
ASSETS
Current
Cash and cash equivalents (Note 3)	$743,546	$243,669
Receivables	20,380	21,971
Prepaid expenses (Note 4)	153,216	117,468
Assets held for sale (Note 6)	511,530	511,530
Total current assets	1,428,672	894,638

Non-current
Mineral property interests (Note 5)	2,403,977	4,149,053
Deferred financing asset (Note 11)	91,403	111,707
Total assets	$3,924,052	$5,155,398

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current
Accounts payable and accrued liabilities	$821,977	$874,589
Loan payable (Note 9)	923,860	1,658,060
Payable to related parties (Note 8)	116,317	128,949
Total current liabilities	1,862,154	2,661,598

Non-current
Loan payable (Note 9)	216,327	-
Credit facility (Note 11)	95,133	116,130
Total liabilities	2,173,614	2,777,728

Stockholders’ equity
Capital stock, $0.001 par value, 400,000,000 shares authorized; 55,785,106 shares issued and outstanding (Note 12)	55,785	55,785
Additional paid-in capital (Note 12)	33,348,080	32,660,586
Cumulative translation adjustment	(104,084)	(104,084)
Deficit	(31,549,343)	(30,234,617)
Total stockholders' equity	1,750,438	2,377,670

Total liabilities and stockholders' equity	$3,924,052	$5,155,398

Nature and continuance of operations (Note 1)

Contingency (Note 7)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

RISE GOLD CORP.

(An Exploration Stage Company)

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

(Expressed in United States Dollars)

(Unaudited)

	Three months ended January 31, 2025	Three months ended January 31, 2024	Six months ended January 31, 2025	Six months ended January 31, 2024

EXPENSES
Accretion expense (Note 9 and 11)	$128,836	$19,409	$158,695	$49,522
Consulting	66,784	113,600	121,890	166,183
Directors' fees	20,000	30,000	50,000	58,022
Filing and regulatory	11,923	8,679	35,920	21,586
Foreign exchange (gain) loss	3,286	(5,088)	5,413	7,899
General and administrative	50,606	116,992	124,972	262,151
Geological, mineral, and prospect costs (Note 5)	20,691	34,241	65,853	395,766
Interest expense (Note 9 and 11)	68,916	66,118	165,116	129,661
Professional fees	124,693	257,737	225,574	595,278
Promotion and shareholder communication	6,196	23,468	14,383	43,479
Salaries	-	5,268	-	89,569
Share-based compensation (Note 12)	36,211	140,624	198,719	230,985
Loss	$(538,142)	$(811,048)	$(1,166,535)	$(2,050,101)
Gain on fair value adjustment on derivative liability (Note 10)	-	211,196	-	128,715
Loss on note receivable (Note 5)	(155,727)	(126)	(155,727)	(64,564)
Other income	7,536	2,492	7,536	10,039
Net loss and comprehensive loss for the period	$(686,333)	$(597,486)	$(1,314,726)	$(1,975,911)
Basic and diluted loss per common share	$(0.01)	$(0.01)	$(0.02)	$(0.05)
Weighted average number of common shares outstanding (basic and diluted)	55,785,106	44,636,253	55,785,106	42,499,527

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

RISE GOLD CORP.

(An Exploration Stage Company)

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

(Expressed in United States Dollars)

(Unaudited)

FOR THE SIX MONTHS ENDED JANUARY 31,	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES
Loss for the period	$(1,314,726)	$(1,975,911)
Items not involving cash
Depreciation	-	11,322
Interest expense	165,116	129,661
Share-based compensation	198,719	230,985
Accretion expense	158,695	49,522
Foreign exchange loss	4,469
Loss (gain) on fair value adjustment on derivative liability	-	(128,715)
Loss on settlement of note receivable	155,727	-
Non-cash working capital item changes:
Receivables	1,591	68,094
Prepaid expenses	(35,748)	32,755
Accounts payable and accrued liabilities	(50,810)	363,614
Related party payables	(12,632)	78,051
Net cash used in operating activities	(729,599)	(1,140,622)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from mineral property contracted for sale	1,589,349	-
Net cash provided by investing activities	1,589,349	-

CASH FLOWS FROM FINANCING ACTIVITIES
Private placement, net of issuance cost	-	950,855
Proceeds from loan	500,000	-
Line of credit payment	(42,932)	-
Loan payment	(816,941)	-
Net cash used in financing activities	(359,873)	950,855

Change in cash and cash equivalents for the period	499,877	(189,767)
Cash and cash equivalents, beginning of period	243,669	758,272
Cash and cash equivalents, end of period	$743,546	$568,505

Supplemental disclosure with respect to cash flows (Note 13)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

RISE GOLD CORP.

(An Exploration Stage Company)

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF STOCKHOLDERS' EQUITY

(Expressed in United States Dollars)

(Unaudited)

	Capital Stock		Additional Paid-in Capital	Shared subscribed in advance	Cumulative Translation Adjustment

	Number	Amount				Deficit	Total

Balance as at July 31, 2023	40,362,800	$40,363	$30,304,568	$-	$(104,084)	$(26,668,986)	$3,571,861
Loss for the period	-	-	-	-	-	(1,378,425)	(1,378,425)
Shares subscribed in advance	-	-	-	440,868	-	-	440,868
Share-based compensation	-	-	90,361	-	-	-	90,361
Balance as at October 31, 2023	40,362,800	$40,363	$30,394,929	$440,868	$(104,084)	$(28,047,411)	$2,724,665
Loss for the period	-	-	-	-	-	(597,486)	(597,486)
Shares issued for cash, net of issuance cost	5,377,541	5,377	945,476	(440,868)	-	-	509,985
Share-based compensation	-	-	140,624	-	-	-	140,624
Balance as at January 31, 2024	45,740,341	$45,740	$31,481,029	$-	$(104,084)	$(28,644,897)	$2,777,788

Balance as at July 31, 2024	55,785,106	$55,785	$32,660,586	$-	$(104,084)	$(30,234,617)	$2,377,670
Loss for the period	-	-	-	-	-	(628,393)	(628,393)
Warrants issued for loans	-	-	488,775	-	-	-	488,775
Share-based compensation	-	-	162,508	-	-	-	162,508
Balance as at October 31, 2024	55,785,106	$55,785	$33,311,869	$-	$(104,084)	$(30,863,010)	$2,400,560
Loss for the period						(686,333)	(686,333)
Share-based compensation	-	-	36,211	-	-	-	36,211
Balance as at January 31, 2025	55,785,106	$55,785	$33,348,080	$-	$(104,084)	$(31,549,343)	$1,750,438

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

RISE GOLD CORP.
(An Exploration Stage Company)
NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTH PERIOD ENDED JANUARY 31, 2025
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

The Company is in the early stages of exploration and as is common with any exploration company, it raises financing for its acquisition activities. The accompanying consolidated financial statements have been prepared on the going concern basis, which presumes that the Company will continue operations for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of business. The Company has incurred a loss of $ $1,314,726 for the period the six months ended January 31, 2025 and has accumulated a deficit of $ 31,549,343. The ability of the Company to continue as a going concern is dependent on the Company's ability to maintain continued support from its shareholders and creditors and to raise additional capital and implement its business plan. There is no assurance that the Company will be able to obtain adequate financing in the future or that such financing will be on terms advantageous to the Company. These events and conditions cast substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

At January 31, 2025, the Company had a working capital deficit of $433,482 (July 31, 2024 - deficit of $1,766,960).

2. BASIS OF PREPARATION

Generally Accepted Accounting Principles

These unaudited condensed consolidated interim financial statements have been prepared in conformity with generally accepted accounting principles of the United States of America ("US GAAP") and the rules and regulations of the Securities and Exchange Commission ("SEC") for financial information with the instructions to Form 10-Q and Regulation S-K. Results are not necessarily indicative of results which may be achieved in the future. The unaudited condensed consolidated interim financial statements should be read in conjunction with the Company's Annual Report on Form 10-K, which contains the audited financial statements and notes thereto, together with Management's Discussion and Analysis, for the year ended July 31, 2024. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such SEC rules and regulations. These financial statements follow the same accounting policies in the annual financial statements. The operating results for the six months ended January 31, 2025 are not necessarily indicative of the results that may be expected for the year ended July 31, 2025.

RISE GOLD CORP.
(An Exploration Stage Company)

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTH PERIOD ENDED JANUARY 31, 2025

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

3. CASH AND CASH EQUIVALENTS

As at January 31, 2025, the balance of cash and cash equivalents is $ $743,546 (July 31, 2024: $243,669).

4. PREPAID EXPENSES

	January 31, 2025	July 31, 2024
Current
Insurance	$23,312	$56,922
Deposits	105,979	48,226
Other	23,925	12,320
Total	$153,216	$117,468

RISE GOLD CORP.
(An Exploration Stage Company)

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTH PERIOD ENDED JANUARY 31, 2025

(Expressed in United States Dollars)

(Unaudited)

5. MINERAL PROPERTY INTERESTS

The Company's mineral properties balance consists of:

Idaho-Maryland, California

July 31, 2024	$4,149,053
Proceeds from land contracted for sale	(1,745,076)
January 31, 2025	$2,403,977

Title to mineral properties

Title to mineral properties involves certain inherent risks due to the difficulties of determining the validity of certain mineral titles. Additionally, the potential for problems arising from the frequently ambiguous conveying history characteristic of many mineral properties also exist. As at January 31, 2025 the Company holds title to the Idaho-Maryland Gold Mine Property.

As of January 31, 2025, the management does not consider that there are events or changes in circumstances to indicate that the carrying amount of the asset group may not be recoverable. As of the date of these consolidated financial statements, the Company has not established any proven or probable reserves on its mineral properties and has incurred only acquisition and exploration costs.

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

FOR THE SIX MONTH PERIOD ENDED JANUARY 31, 2025

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

As at January 31, 2025, the Company has incurred cumulative exploration expenditures of $9,605,667 on the Idaho-Maryland Gold Mine property as follows:

	Six months ended January 31, 2025	Year ended July 31, 2024

Idaho-Maryland Gold Mine expenditures:
Opening balance	$9,539,814	$8,730,982

Consulting	47,595	715,108
Depreciation	-	16,935
Engineering	-	4,622
Exploration	-	1,405
Logistics	-	5,269
Rent	14,211	53,432
Supplies	4,047	11,251
Sampling	-	810
Total expenditures for the period	$65,853	$808,832

Closing balance	$9,605,667	$9,539,814

RISE GOLD CORP.
(An Exploration Stage Company)

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTH PERIOD ENDED JANUARY 31, 2025

(Expressed in United States Dollars)

(Unaudited)

5. MINERAL PROPERTY INTERESTS (continued)

Idaho-Maryland Gold Mine Property, California (continued)

On October 1, 2024, the Company contracted to sell 66 acres of surface rights located adjacent to the Company's Idaho-Maryland Mine Property.

The sale transaction is subject to two sale agreements with the same, arm's length third party. The first agreement covers 16 acres of land for total consideration of $1,800,000 and that contract closed on November 27, 2024 with the payment of half the sale price, minus certain deductions. The Company paid $816,941 of the proceeds towards the Eridanus loan. The other half of the purchase price ($900,000) is due on November 27, 2026. The buyer pays monthly interest at an annual rate of 5% per year on the balance of the purchase price until it is paid in full. The $900,000 note receivable has a fair value of $851,852 on November 27, 2024, calculated based on an 8% interest rate. On January 14, 2025, the Company and the buyer negotiated a discounted, accelerated payment whereby the Company received $702,000 in lieu of the second $900,000 payment due in November 2026. Carrying value of the note receivable on settlement date was $857,727, resulting in a loss on settlement of $155,727.

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

6. EQUIPMENT

Cost	Drilling equipment
At July 31, 2023	$644,847
At July 31, 2024	$644,847
At January 31, 2025	$644,847

Accumulated depreciation
At July 31, 2023	$116,382
Depreciation	16,935
At July 31, 2024	$133,317
Depreciation	-
At January 31, 2025	$133,317

Total carrying value, July 31, 2024	$511,530
Assets held for sale	$(511,530)
Total carrying value, January 31, 2025	$-

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

FOR THE SIX MONTH PERIOD ENDED JANUARY 31, 2025

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

In September 2024, the Company received a notice from the Community Environmental Advocates Foundation of intent to file a citizen suit against the Company for alleged violations of the Clean Water Act. The Company has not yet been served with a summons and complaint filed in the citizen suit, but the Company's attorneys have engaged the Community Environmental Advocates Foundation's attorneys in an attempt to informally resolve the allegations without litigation. The Company denies all allegations contained in the notice. Management has determined that no estimate of a loss event can be determined at this time in connection with the notice.

8. RELATED PARTY TRANSACTIONS

Key management personnel consist of the Chief Executive Officer, Chief Financial Officer, and the directors of the Company. The remuneration of the key management personnel is as follows:

a)    Salaries of $Nil (2024 - $89,569) to the previous CEO of the Company. Consulting fees of $66,000 and $Nil (2024 - $ 47,411 and $74,494) to the CEO and an advisor of the Company.

b)    Consulting fees of  $12,522 to the CFO of the Company

c)    Director fees of $50,000 (2024 - $58,022) to directors of the Company.

d)    During the period ended January 31, 2025, the Company paid $64,229 (2024 - $66,426) in professional and consulting fees to a company controlled by a former director of the Company.

e)    Share-based compensation of $198,719 (2024 - $166,619) for options granted during the period ended.

f)    As at January 31, 2025 and July 31, 2024, $116,317 and $128,949 were owed to related parties, respectively.

g)    A director of the Company is a manager of a private company which manages Eridanus Capital, LLC, a company that provided a secured loan to the Company's wholly owned subsidiary, Rise Grass Valley in 2019.

h) A director of the Company is a manager of a private company which manages Myrmikan Gold Fund, LLC, a company that provided a secured loan to the Company's wholly owned subsidiary, Rise Grass Valley in 2024.

i) During Q2 2024, certain directors of the Company purchased an aggregate of 2,532,220 units of the private placement for gross proceeds of $455,800 (NIL – for the period ended January 31, 2025)

RISE GOLD CORP.
(An Exploration Stage Company)

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTH PERIOD ENDED JANUARY 31, 2025

(Expressed in United States Dollars)

(Unaudited)

9. LOANS PAYABLE

a) Eridanus Loan

Eridanus Loan Payable
Balance, July 31, 2023	$1,437,914
Interest expense	299,228
Accretion expense	120,918
Repayment	(200,000)
Balance, July 31, 2024	$1,658,060
Interest expense	133,726
Accretion expense	103,366
Issuance costs	(154,351)
Repayment	(816,941)
Balance, January 31, 2025	$923,860

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

RISE GOLD CORP.
(An Exploration Stage Company)

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTH PERIOD ENDED JANUARY 31, 2025

(Expressed in United States Dollars)

(Unaudited)

9. LOAN PAYABLE (continued)

a) Eridanus Loan (continued)

In September 2024, the Company amended its debt agreement with Eridanus to extend an existing loan by one year to September 4, 2025, along with a reduction in interest rate to 15% per annum for a period of 12 months commencing September 4, 2024. Given that the renegotiation of the debt resulted in a change of the present value of the cash flow of less than 10%, the transaction has been recorded as a non-substantial debt modification for accounting purposes. The Company issued 1,700,000 share purchase warrants at an exercise price of US$0.115 to Eridanus as consideration for the extension. The share purchase warrants have a 4 year expiry period from the date of issuance. The fair value of these warrants was calculated to be $154,351 which was netted against the loan payable balance.

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

Myrmikan Loan Payable
Balance, July 31, 2024	$-
Proceeds	$500,000
Issuance costs	$(334,423)
Interest expense	24,884
Accretion expense	25,866
Balance, January 31, 2025	$216,327

RISE GOLD CORP.
(An Exploration Stage Company)

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTH PERIOD ENDED JANUARY 31, 2025

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

The following table shows a continuity of the Company's derivative liability:

	Warrant derivative	Number of warrants accounted for as derivative liability
Balance, July 31, 2023	$140,015	4,991,645
Fair value adjustment	(140,015)	-
Balance, July 31, 2024	$-	2,291,322
Fair value adjustment	-	-
Balance, January 31, 2025	$-	-

For the six month period ended January 31, 2025, the Company recorded a total loss on fair value of derivative liability of $Nil during the period (January 31, 2024 - gain of  $128,715). For the period ended January 31, 2025, the 2,291,322 warrants expired unexercised.

The following weighted average assumptions were used for the Black-Scholes pricing model valuation of warrants:

July 31, 2024

Risk-free interest rate	3.46%
Expected life of warrants	0.05 years
Expected annualized volatility	33.73%
Dividend	Nil
Forfeiture rate	0%

RISE GOLD CORP.
(An Exploration Stage Company)

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTH PERIOD ENDED JANUARY 31, 2025

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

Credit Facility
Balance, July 31, 2023	$-
Principal amount	122,739
Interest expense	7,018
Issuance costs	(15,629)
Accretion expense	2,002
Balance, July 31, 2024	$116,130
Payment	(42,932)
Principal amount	1,801
Interest expense	6,506
Issuance costs	(15,835)
Accretion expense	29,463
Balance, January 31, 2025	$95,133

Deferred Financing Asset
Balance, July 31, 2023	$-
Issuance costs 1,000,000 warrants	127,336
Allocation to credit facility	(15,629)
Balance, July 31, 2024	$111,707
Allocation to credit facility	(20,304)
Balance, January 31, 2025	$91,403

RISE GOLD CORP.
(An Exploration Stage Company)

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTH PERIOD ENDED JANUARY 31, 2025

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

Stock Options

On October 21, 2024, the Company granted a total of 1,006,750 stock options with a fair value of $106,859 to a consultant of the Company. The stock options are exercisable at a price of $0.11 (C$0.16) per share until October 21, 2029.

RISE GOLD CORP.
(An Exploration Stage Company)

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTH PERIOD ENDED JANUARY 31, 2025

(Expressed in United States Dollars)

(Unaudited)

12. CAPITAL STOCK AND ADDITIONAL PAID-IN-CAPITAL (continued)

Stock Options (continued)

On September 20, 2024, the Company granted 1,006,750 stock options to an officer of the Company. The stock options are exercisable at a price of US$0.10 (C$0.14) per share for a period of five years from the date of grant, subject to vesting, 25% vesting on the date of grant and 12% vesting every 3 months thereafter. As at January 31, 2025, the Company recorded share-based compensation of $74,417 on the statement of loss and comprehensive loss in connection with this grant. A total of 2,013,500 in stock options held by a director of the Company were cancelled.

On May 1, 2024, the Company granted 412,241 stock options to an officer of the Company. The options are exercisable into common shares of the Company at $0.17 (C$0.25) per share for a period of five years from the date of grant, subject to vesting, 25% vesting on the date of grant and 12% vesting every 3 months thereafter. As at January 31, 2025, the Company recorded share-based compensation of $17,443 (July 31, 2024 - $31,849) on the statement of loss and comprehensive loss in connection with this grant.

On May 1, 2024, the Company granted a total of 592,238 stock options with a fair value of $82,673 to directors of the Company. The stock options are exercisable at a price of $0.17 (C$0.25) per share until May 1, 2029.

On December 12, 2023, the Company granted a total of 707,752 stock options with a fair value of $140,624 to directors of the Company. The stock options are exercisable at a price of $0.25 (C$0.36) per share until December 12, 2028.

On September 22, 2023, the Company granted a total of 397,780 stock options with a fair value of $90,361 to officers and directors of the Company. The stock options are exercisable at a price of $0.26 (C$0.38) per share until September 22, 2028.

The following incentive stock options were outstanding as at January 31, 2025:

Number of Options outstanding	Weighted Average Exercise Price (C$)	Expiry Date

305,000	0.94	February 7, 2027
460,000	0.77	February 21, 2028
277,780	0.38	September 22, 2028
612,202	0.36	December 12, 2028
562,238	0.25	May 1, 2029
412,241	0.25	May 1, 2029
1,006,750	0.14	September 20, 2029
1,006,750	0.16	October 21, 2029
4,642,961	0.33

As at January 31, 2025, the aggregate intrinsic value of the Company's stock options is $Nil (2024 - $Nil). As at January 31, 2025, the Company has 4,642,961 options issued and outstanding where 3,807,622 options are exercisable as at January 31, 2025 with a weighted average exercise price of C$0.36.

RISE GOLD CORP.
(An Exploration Stage Company)

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTH PERIOD ENDED JANUARY 31, 2025

(Expressed in United States Dollars)

(Unaudited)

12. CAPITAL STOCK AND ADDITIONAL PAID-IN-CAPITAL (continued)

Stock Options (continued)

Stock option transactions are summarized as follows:

	Number of Options	Weighted Average Exercise Price ($C)
Balance outstanding and exercisable, July 31, 2023	3,638,500	0.93
Options granted	2,110,011	0.29
Options expired	(170,000)	1.00
Balance outstanding, July 31, 2024	5,578,511	0.69
Options granted	2,013,500	0.15
Options expired and cancelled	(2,949,050)	0.92
Balance outstanding, January 31, 2025	4,642,961	$0.30

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

RISE GOLD CORP.
(An Exploration Stage Company)

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTH PERIOD ENDED JANUARY 31, 2025

(Expressed in United States Dollars)

(Unaudited)

12. CAPITAL STOCK AND ADDITIONAL PAID-IN-CAPITAL (continued)

Warrants

The following warrants were outstanding at January 31, 2025:

Number of Warrants	Exercise Price (CAD$)	Expiry Date

1,529,008	0.87	February 17, 2025
575,000	0.87	February 17, 2025
1,623,214	0.38	November 7, 2025
36,000	0.39	November 7, 2025
1,065,555	0.38	December 7, 2025
1,000,000	0.23	February 5, 2028
9,000	0.23	April 9, 2026
2,873,170	0.23	April 9, 2027
12,000	0.23	April 29, 2026
2,149,212	0.23	April 29, 2027
1,700,000	0.17	September 12, 2028
2,882,514	0.25	October 10, 2028
15,454,673	0.34

Warrant transactions are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price (C$)
Balance, July 31, 2023	16,661,247	$0.91
Warrants issued	8,768,151	0.26
Warrants expired	(8,717,823)	0.92
Balance, July 31, 2024	16,711,575	0.58
Warrants issued	4,582,514	0.22
Warrants expired	(5,839,416)	0.96
Balance, January 31, 2025	15,454,673	0.34

RISE GOLD CORP.
(An Exploration Stage Company)

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTH PERIOD ENDED JANUARY 31, 2025

(Expressed in United States Dollars)

(Unaudited)

13. SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

During the six-month periods ended January  31, 2025 and 2024, the Company had the following non-cash financing and investing activities:

For the period ended January 31, 2025:

a) The Company accrued $165,116 of interest expense as part of the outstanding balance of loan payable.

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

Our common stock is currently listed in Canada on the Canadian Securities Exchange (the "CSE") under the symbol "RISE". We are a reporting issuer in British Columbia, Alberta, and Ontario in Canada. Our common stock is also currently traded in the United States on the OTC Market under the symbol "RYES". We are an SEC reporting company by virtue of our class of common stock being registered under Section 12(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act").

Business Development

On November 27, 2024 the Company announced it had contracted to sell 66 acres of industrial land located adjacent to the Company's I-M Mine Property for $4.3 million. The sale transaction is subject to two sale agreements with the same, arm's length third party. The first agreement covers 16 acres of land for total consideration of $1.8 million. That contract closed on  November 27, 2024 with the payment of half the sale price, minus certain deductions. The balance of the purchase price is due on November 27, 2026. The buyer will pay monthly interest at an annual rate of 5% per year on the balance of the purchase price until it is paid in full. On January 14, 2025, the Company and the Purchaser negotiated a discounted, accelerated payment with the purchaser whereby the Company received $702,000 in lieu of the second $900,000 payment due in November 2026.

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

Plan of Operations

As at January 31, 2025, the Company had a cash balance of $743,546, compared to a cash balance of $243,669 as at July 31, 2024.

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

Results of Operations

For the Periods Ended January 31, 2025 and 2024

	Three months ended January 31, 2025	Three months ended January 31, 2024	Six months ended January 31, 2025	Six months ended January 31, 2024

EXPENSES
Accretion expense (Note 9 and 11)	$128,836	$19,409	$158,695	$49,522
Consulting	66,784	113,600	121,890	166,183
Directors' fees	20,000	30,000	50,000	58,022
Filing and regulatory	11,923	8,679	35,920	21,586
Foreign exchange (gain) loss	3,286	(5,088)	5,413	7,899
General and administrative	50,606	116,992	124,972	262,151
Geological, mineral, and prospect costs (Note 5)	20,691	34,241	65,853	395,766
Interest expense (Note 9 and 11)	68,916	66,118	165,116	129,661
Professional fees	124,693	257,737	225,574	595,278
Promotion and shareholder communication	6,196	23,468	14,383	43,479
Salaries	-	5,268	-	89,569
Share-based compensation (Note 12)	36,211	140,624	198,719	230,985
Loss	$(538,142)	$(811,048)	$(1,166,535)	$(2,050,101)
Gain on fair value adjustment on derivative liability (Note 10)	-	211,196	-	128,715
Loss on note receivable (Note 5)	(155,727)	(126)	(155,727)	(64,564)
Other income	7,536	2,492	7,536	10,039
Net loss and comprehensive loss for the period	$(686,333)	$(597,486)	$(1,314,726)	$(1,975,911)
Basic and diluted loss per common share	$(0.01)	$(0.01)	$(0.02)	$(0.05)
Weighted average number of common shares outstanding (basic and diluted)	55,785,106	44,636,253	55,785,106	42,499,527

The Company's operating results for the periods ended January 31, 2025 and 2024 are summarized as follows:

Liquidity and Capital Resources

Working Capital

	At January 31, 2025	At July 31, 2024	At July 31, 2023
Current Assets	$1,428,672	$894,638	$980,843
Current Liabilities	1,862,154	2,661,598	508,571
Working Capital	(433,482)	$(1,766,960)	472,272

Cash Flows

	For the six-month period ended January 31, 2025	For the six-month period ended January 31, 2024
Net Cash used in Operating Activities	$(729,599)	$(1,140,620)
Net Cash from in Investing Activities	$1,589,349	$-
Net Cash provided by/(used in) Financing Activities	$(359,873)	$950,855
Net increase/(decrease) in Cash During the Period	$499,877	$(189,767)

As of January 31, 2025, the Company had $743,546 in cash, $1,428,672 in current assets, $3,924,052 in total assets, $1,862,154 in current liabilities and $311,460 in non-current liabilities, a working capital deficit of $433,482 and an accumulated deficit of $31,549,343.

During the six-month period ended January 31, 2025, the Company used $729,599 (2024 - $1,140,620) in net cash on operating activities. The difference in net cash used in operating activities during the two periods was largely due to the professional fees related to the Use Permit and Vested Rights petition..

The Company had $1,589,349 cash received from investing activities during the six-month period ended January 31, 2025 (January 31, 2024 - $Nil from the contracts to sell the 66 acres of land.

For the six-month period ended January 31, 2025, the Company had a negative net cash of $359,873 (2024 - positive $950,855) from financing activities related to the loan received and payments made towards the outstanding loan and credit facility.

The Company expects to operate at a loss for at least the next 12 months. Other than the second tranche of  the sale of its 66 acres of land, the Company has no agreements for additional financing and cannot provide any assurance that additional funding will be available to finance its operations on acceptable terms in order to enable it to carry out its business plan. There are no assurances that the Company will be able to complete further sales of its common stock or any other form of additional financing. If the Company is unable to achieve the financing necessary to continue its plan of operations, then it will not be able to carry out any exploration work on the Idaho-Maryland Property or the other properties in which it owns an interest and its business may fail. As such, these material uncertainties cast a substantial doubt regarding the Company's ability to continue as a going concern.

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

As of the end of the period covered by this Report, management of the Company carried out an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, management concluded that the Company's disclosure controls and procedures were not effective as of January 31, 2025 because a material weakness in internal control over financial reporting existed as of that date as a result of a lack of segregation of incompatible duties due to insufficient personnel.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the period ended January 31, 2025 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

  $1,314,726 for the six-month period ended January 31, 2025
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

Our share price on the CSE and the OTC has experienced significant price and volume fluctuations. Stock markets in general have experienced extreme price and volume fluctuations, and the market prices of securities have been highly volatile. These fluctuations are often unrelated to operating performance and may adversely affect the market price of the Shares. As a result, you may be unable to sell any Shares you acquire at a desired price.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed herewith:

3.1	Articles of Incorporation, as amended through March 29, 2017 (1)

3.2	Certificate of Change made effective December 16, 2019 (2)

3.3	Certificate of Amendment dated September 18, 2020 (2)

3.4	Bylaws (3)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRLTaxonomy Schema Linkbase Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

By:	/s/ Joseph Mullin
Joseph Mullin President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Mihai Draguleasa
Mihai Draguleasa Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Date	March 17, 2025