Form 10-Q/A
period 2024-10-31
Rise Gold Corp.
filed 2025-04-18
CIK 1424864

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

Explanatory Note

On October 1, 2024,  Rise Gold Corp. (the “Company” or “Rise”) contracted to sell 66 acres of industrial land located adjacent to the Company’s Idaho-Maryland Mine Property for $4.3 million. To comply with Item 601(b)(10) of Regulation S-K, the Company is filing this amendment to its Form 10-Q report for the quarter ended October 31, 2024 to append as exhibits the material agreements it entered into with the purchaser of the land.

ITEM 6. EXHIBITS.

The following exhibits are filed herewith:

3.1	Articles of Incorporation, as amended through March 29, 2017 (1)

3.2	Certificate of Change made effective December 16, 2019 (2)

3.3	Certificate of Amendment dated September 18, 2020 (2)

3.4	Bylaws (3)

10.1	Material agreements related to the October 1, 2024 $2.5 million sale of land

10.2	Material agreements related to the October 1, 2024 $1.8 million sale of land

10.3	Option agreement related to the buyback provision of 66 acres of land sold

101.INS	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

_________

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

By:	/s/ Joseph Mullin
Joseph Mullin President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Mihai Draguleasa
Mihai Draguleasa Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Date	April 17, 2025