Form 10-Q
period 2025-04-30
Rise Gold Corp.
filed 2025-06-16
CIK 1424864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2025

❏ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-53848

RISE GOLD CORP.

(Exact name of registrant as specified in its charter)

Nevada	30-0692325
(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)

345 Crown Point Circle, Suite 600
Grass Valley, California, 95945
(Address of principal executive offices) (Zip Code)

(917) 349 0060

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

As of June 16, 2025 the registrant had 92,370,467 shares of common stock issued and outstanding.

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

RISE GOLD CORP.

(AN EXPLORATION STAGE COMPANY)

CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

PERIOD ENDED APRIL 30, 2025

RISE GOLD CORP.

(An Exploration Stage Company)

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

(Expressed in United States Dollars)

(Unaudited)

AS AT	April 30, 2025	July 31, 2024
ASSETS
Current
Cash and cash equivalents (Note 3)	$2,327,424	$243,669
Receivables	21,970	21,971
Prepaid expenses (Note 4)	89,176	117,468
Assets held for sale (Note 6)	200,000	511,530
Total current assets	2,638,570	894,638

Non-current
Mineral property interests (Note 5)	2,366,477	4,149,053
Deferred financing asset (Note 11)	83,646	111,707
Total assets	$5,088,693	$5,155,398

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current
Accounts payable and accrued liabilities	$882,329	$874,589
Loan payable (Note 9)	1,000,474	1,658,060
Payable to related parties (Note 8)	179,644	128,949
Total current liabilities	2,062,447	2,661,598

Non-current
Loan payable (Note 9)	255,633	-
Credit facility (Note 11)	80,507	116,130
Total liabilities	2,398,587	2,777,728

Stockholders’ equity
Capital stock, $0.001 par value, 400,000,000 shares authorized; 55,785,106 shares issued and outstanding (Note 12)	55,785	55,785
Shares subscribed in advance (Note 15)	1,636,006	-
Additional paid-in capital (Note 12)	33,407,776	32,660,586
Cumulative translation adjustment	(104,084)	(104,084)
Deficit	(32,305,377)	(30,234,617)
Total stockholders' equity	2,690,106	2,377,670

Total liabilities and stockholders' equity	$5,088,693	$5,155,398

Nature and continuance of operations (Note 1)

Contingency (Note 7)

Subsequent events (Note 15)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

RISE GOLD CORP.

(An Exploration Stage Company)

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

(Expressed in United States Dollars)

(Unaudited)

	Three months ended April 30, 2025	Three months ended April 30, 2024	Nine months ended April 30, 2025	Nine months ended April 30, 2024

EXPENSES
Accretion expense (Note 9 and 11)	$63,765	$19,897	$222,460	$69,419
Consulting	49,769	69,472	171,659	235,655
Directors' fees	20,000	30,000	70,000	88,022
Filing and regulatory	5,341	8,959	41,261	30,545
Foreign exchange (gain) loss	360	20,081	5,773	27,980
General and administrative	72,171	76,937	197,143	339,088
Geological, mineral, and prospect costs (Note 5)	7,131	337,158	72,984	732,924
Interest expense (Note 9 and 11)	55,592	62,569	220,708	192,230
Professional fees	104,335	276,858	329,909	872,136
Promotion and shareholder communication	6,525	8,079	20,908	51,558
Salaries	-	(43)	-	89,526
Share-based compensation (Note 12)	59,696	-	258,415	230,985
Loss	$(444,685)	$(909,967)	$(1,611,220)	$(2,960,068)
Gain on fair value adjustment on derivative liability (Note 10)	-	8,742	-	137,457
Impairment of assets held for sale (Note 6)	(311,530)	-	(311,530)	-
Loss on note receivable (Note 5)	-	-	(155,727)	-
Write-off of receivable	-	40	-	(64,524)
Other income	181	8,374	7,717	18,413
Net loss and comprehensive loss for the period	$(756,034)	$(892,811)	$(2,070,760)	$(2,868,722)
Basic and diluted loss per common share	$(0.01)	$(0.02)	$(0.04)	$(0.07)
Weighted average number of common shares outstanding (basic and diluted)	55,785,106	47,128,914	55,785,106	43,108,301

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

RISE GOLD CORP.

(An Exploration Stage Company)

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

(Expressed in United States Dollars)

(Unaudited)

FOR THE NINE MONTHS ENDED APRIL 30,	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES
Loss for the period	$(2,070,760)	$(2,868,722)
Items not involving cash
Depreciation	-	16,935
Impairment of assets held for sale	311,530	-
Interest expense	220,709	192,230
Share-based compensation	258,415	230,985
Accretion expense	222,460	69,419
Loss (gain) on fair value adjustment on derivative liability	-	(137,457)
Loss on settlement of note receivable	155,727	-
Non-cash working capital item changes:
Receivables	12,501	64,701
Prepaid expenses	28,292	61,950
Accounts payable and accrued liabilities	(39,228)	484,459
Related party payables	50,695	58,920
Net cash used in operating activities	(849,659)	(1,826,580)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from mineral property contracted for sale	1,614,349	-
Net cash provided by investing activities	1,614,349	-

CASH FLOWS FROM FINANCING ACTIVITIES
Private placement, net of issuance cost	-	1,898,598
Proceeds from loan	500,000	-
Shares subscribed in advance	1,636,006	-
Loan payment	(816,941)	(200,000)
Net cash provided by financing activities	1,319,065	1,698,598

Change in cash and cash equivalents for the period	2,083,755	(127,982)
Cash and cash equivalents, beginning of period	243,669	758,272
Cash and cash equivalents, end of period	$2,327,424	$630,290

Supplemental disclosure with respect to cash flows (Note 13)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

RISE GOLD CORP.

(An Exploration Stage Company)

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF STOCKHOLDERS' EQUITY

(Expressed in United States Dollars)

(Unaudited)

	Capital Stock		Additional Paid-in Capital	Shared subscribed in advance	Cumulative Translation Adjustment

	Number	Amount				Deficit	Total

Balance as at July 31, 2023	40,362,800	$40,363	$30,304,568	$-	$(104,084)	$(26,668,986)	$3,571,861
Loss for the period	-	-	-	-	-	(1,378,425)	(1,378,425)
Shares subscribed in advance	-	-	-	440,868	-	-	440,868
Share-based compensation	-	-	90,361	-	-	-	90,361
Balance as at October 31, 2023	40,362,800	$40,363	$30,394,929	$440,868	$(104,084)	$(28,047,411)	$2,724,665
Loss for the period	-	-	-	-	-	(597,486)	(597,486)
Shares issued for cash, net of issuance cost	5,377,541	5,377	945,476	(440,868)	-	-	509,985
Share-based compensation	-	-	140,624	-	-	-	140,624
Balance as at January 31, 2024	45,740,341	$45,740	$31,481,029	$-	$(104,084)	$(28,644,897)	$2,777,789
Loss for the period	-	-	-	-	-	(892,811)	(892,811)
Shares issued for cash, net of issuance cost	10,044,765	10,044	937,698	-	-	-	947,742
Warrants issued for credit facility	-	-	127,337	-	-	-	127,337
Balance as at April 30, 2024	55,785,106	$55,784	$32,546,064	$-	$(104,084)	$(29,537,708)	$2,960,057

Balance as at July 31, 2024	55,785,106	$55,785	$32,660,586	$-	$(104,084)	$(30,234,617)	$2,377,670
Loss for the period	-	-	-	-	-	(628,393)	(628,393)
Warrants issued for loans	-	-	488,775	-	-	-	488,775
Share-based compensation	-	-	162,508	-	-	-	162,508
Balance as at October 31, 2024	55,785,106	$55,785	$33,311,869	$-	$(104,084)	$(30,863,010)	$2,400,560
Loss for the period						(686,333)	(686,333)
Share-based compensation	-	-	36,211	-	-	-	36,211
Balance as at January 31, 2025	55,785,106	$55,785	$33,348,080	$-	$(104,084)	$(31,549,343)	$1,750,438
Loss for the period	-	-	-	-	-	(756,034)	(756,034)
Shares subscribed in advance	-	-	-	1,636,006	-	-	1,636,006
Share-based compensation	-	-	59,696	-	-	-	59,696
Balance as at April 30, 2025	55,785,106	$55,785	$33,407,776	$1,636,006	$(104,084)	$(32,305,377)	$2,690,106

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

RISE GOLD CORP.
(An Exploration Stage Company)
NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTH PERIOD ENDED APRIL 30, 2025
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

The Company is in the early stages of exploration and as is common with any exploration company, it raises financing for its acquisition activities. The accompanying consolidated financial statements have been prepared on the going concern basis, which presumes that the Company will continue operations for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of business. The Company has incurred a loss of $2,070,760 for the period the nine months ended April 30, 2025 and has accumulated a deficit of $32,305,377. The ability of the Company to continue as a going concern is dependent on the Company's ability to maintain continued support from its shareholders and creditors and to raise additional capital and implement its business plan. There is no assurance that the Company will be able to obtain adequate financing in the future or that such financing will be on terms advantageous to the Company. These events and conditions cast substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

At April 30, 2025, the Company had a working capital surplus of $576,123 (July 31, 2024 - deficit of $1,766,960).

2. BASIS OF PREPARATION

Generally Accepted Accounting Principles

These unaudited condensed consolidated interim financial statements have been prepared in conformity with generally accepted accounting principles of the United States of America ("US GAAP") and the rules and regulations of the Securities and Exchange Commission ("SEC") for financial information with the instructions to Form 10-Q and Regulation S-K. Results are not necessarily indicative of results which may be achieved in the future. The unaudited condensed consolidated interim financial statements should be read in conjunction with the Company's Annual Report on Form 10-K, which contains the audited financial statements and notes thereto, together with Management's Discussion and Analysis, for the year ended July 31, 2024. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such SEC rules and regulations. These financial statements follow the same accounting policies in the annual financial statements. The operating results for the nine months ended April 30, 2025 are not necessarily indicative of the results that may be expected for the year ended July 31, 2025.

RISE GOLD CORP.
(An Exploration Stage Company)

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTH PERIOD ENDED APRIL 30, 2025

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

3. CASH AND CASH EQUIVALENTS

As at April 30, 2025, the balance of cash and cash equivalents is $2,327,424 (July 31, 2024: $243,669).

4. PREPAID EXPENSES

	April 30, 2025	July 31, 2024
Current
Insurance	$8,369	$56,922
Deposits	63,407	48,226
Other	17,400	12,320
Total	$89,176	$117,468

RISE GOLD CORP.
(An Exploration Stage Company)

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTH PERIOD ENDED APRIL 30, 2025

(Expressed in United States Dollars)

(Unaudited)

5. MINERAL PROPERTY INTERESTS

The Company's mineral properties balance consists of:

Idaho-Maryland, California

July 31, 2024	$4,149,053
Proceeds from land contracted for sale	(1,782,576)
April 30, 2025	$2,366,477

Title to mineral properties

Title to mineral properties involves certain inherent risks due to the difficulties of determining the validity of certain mineral titles. Additionally, the potential for problems arising from the frequently ambiguous conveying history characteristic of many mineral properties also exist. As at April 30, 2025 the Company holds title to the Idaho-Maryland Gold Mine Property.

As of April 30, 2025, the management does not consider that there are events or changes in circumstances to indicate that the carrying amount of the asset group may not be recoverable. As of the date of these consolidated financial statements, the Company has not established any proven or probable reserves on its mineral properties and has incurred only acquisition and exploration costs.

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

FOR THE NINE MONTH PERIOD ENDED APRIL 30, 2025

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

On May 14, 2018, the Company completed the purchase of the surface rights by making the final payment of $1,300,000.

As at April 30, 2025, the Company has incurred cumulative exploration expenditures of $9,612,798 on the Idaho-Maryland Gold Mine property as follows:

	Nine months ended April 30, 2025	Year ended July 31, 2024

Idaho-Maryland Gold Mine expenditures:
Opening balance	$9,539,814	$8,730,982

Consulting	47,595	715,108
Depreciation	-	16,935
Engineering	-	4,622
Exploration	-	1,405
Logistics	-	5,269
Rent	21,342	53,432
Supplies	4,047	11,251
Sampling	-	810
Total expenditures for the period	$72,984	$808,832

Closing balance	$9,612,798	$9,539,814

RISE GOLD CORP.
(An Exploration Stage Company)

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTH PERIOD ENDED APRIL 30, 2025

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

The second sale agreement covers 50 acres of land for total sale price of $2,500,000 and closed on May 27, 2025, at which point half of the sale price was paid, with the other half due on May 27, 2027. The buyer paid $12,500 per month until closing, with the payments applied against the purchase price. Commencing on the closing date, the buyer will pay monthly interest at an annual rate of 5% per year on the balance of the purchase price until it is paid in full. Rise and the purchaser have also executed an option agreement whereby the Company may repurchase the 66 acres of land being sold for the sale price plus the cost of any capital improvements plus an increase of five percent per year on the condition that Rise acquires final government approvals to perform mining operations at the I-M Mine Property.

6. EQUIPMENT

Cost	Drilling equipment
At July 31, 2023	$644,847
At July 31, 2024	$644,847
At April 30, 2025	$644,847

Accumulated depreciation
At July 31, 2023	$116,382
Depreciation	16,935
At July 31, 2024	$133,317
Depreciation	-
At April 30, 2025	$133,317

Total carrying value, July 31, 2024	$511,530
Assets held for sale	$(511,530)
Total carrying value, April 30, 2025	$-

RISE GOLD CORP.
(An Exploration Stage Company)

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTH PERIOD ENDED APRIL 30, 2025

(Expressed in United States Dollars)

(Unaudited)

6. EQUIPMENT (continued)

Assets Held for Sale

During the year ended July 31, 2024, the Company approved a plan to sell its drilling equipment. The Company intends to sell the equipment within the next twelve months. As a result, the net carrying amount of $511,530 has been reclassified to Assets Held for Sale during the year ended July 31, 2024. The Company performed an assessment of the recoverability of the carrying amount at April 30, 2025 and determined that the drilling equipment should be written down to $200,000, based on the subsequent transacted sale price. An impairment loss of $311,530 was recognized on the Consolidated Interim Statements of Loss and Comprehensive Loss for the period ended April 30, 2025.  On May 16, 2025, the Company entered into an agreement to sell its drilling equipment for a sale price of $200,000. $100,000 was received on June 6, 2025 and subsequent payments of $50,000 payable for each of the two drilling rigs sold are to be received when each rig drills its first hole to a depth of 200m, no later than four months following delivery.

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

8. RELATED PARTY TRANSACTIONS

Key management personnel consist of the Chief Executive Officer, Chief Financial Officer, and the directors of the Company. The remuneration of the key management personnel is as follows:

a) Salaries of $Nil (2024 - $89,526) to the previous CEO of the Company. Consulting fees of $99,000 (2024 - $ 80,556 and $88,716) to the CEO and an advisor of the Company.

b) Consulting fees of $29,870 (2024 - $NIL) to the CFO of the Company

c) Director fees of $70,000 (2024 - $88,022) to directors of the Company.

d) During the period ended April 30, 2025, the Company paid $64,206 (2024 - $99,572) in professional and consulting fees to a company controlled by a former director of the Company.

RISE GOLD CORP.
(An Exploration Stage Company)

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTH PERIOD ENDED APRIL 30, 2025

(Expressed in United States Dollars)

(Unaudited)

8. RELATED PARTY TRANSACTIONS (continued)

e) Share-based compensation of $258,415 (2024 - $166,619) for options granted and vested during the period ended.

f) As at April 30, 2025 and July 31, 2024, $179,644 and $128,949 were owed to related parties, respectively.

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

i) During the nine months period ended April 30, 2024, certain directors of the Company purchased an aggregate of 7,969,067 units of the private placement for gross proceeds of $972,300 (NIL - for the period ended April 30, 2025)

9. LOANS PAYABLE

Balance, July 31, 2023	$1,437,914
Interest expense	299,228
Accretion expense	120,918
Repayment	(200,000)
Balance, July 31, 2024	$1,658,060
Interest expense	174,039
Accretion expense	139,667
Issuance costs	(154,351)
Repayment	(816,941)
Balance, April 30, 2025	$1,000,474

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

RISE GOLD CORP.
(An Exploration Stage Company)

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTH PERIOD ENDED APRIL 30, 2025

(Expressed in United States Dollars)

(Unaudited)

9. LOANS PAYABLE (continued)

a) Eridanus Loan (continued)

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

            In May 2025, the Company repaid the entire balance of the Eridanus loan.

RISE GOLD CORP.
(An Exploration Stage Company)

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTH PERIOD ENDED APRIL 30, 2025

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

Myrmikan Loan Payable
Balance, July 31, 2024	$-
Proceeds	500,000
Issuance costs	(334,423)
Interest expense	44,483
Accretion expense	45,573
Balance, April 30, 2025	$255,633

The following weighted average assumptions were used for the Black-Scholes pricing model valuation of warrants:

October 10, 2024

Risk-free interest rate	2.98%
Expected life of warrants	4 years
Expected annualized volatility	139.40%
Share price at grant date	$0.14
Exercise price	$0.1735
Fair value	$0.116
Dividend	Nil
Forfeiture rate	0%

                In May 2025, the Company repaid the entire balance of the Myrmikan loan.

RISE GOLD CORP.
(An Exploration Stage Company)

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTH PERIOD ENDED APRIL 30, 2025

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

The following table shows a continuity of the Company's derivative liability:

	Warrant derivative	Number of warrants accounted for as derivative liability
Balance, July 31, 2023	$140,015	4,991,645
Fair value adjustment	(140,015)	-
Balance, July 31, 2024	$-	2,291,322
Fair value adjustment	-	-
Balance, April 30, 2025	$-	-

For the nine month period ended April 30, 2025, the Company recorded a total loss/gain on fair value of derivative liability of $Nil during the period (April 30, 2024 - gain of  $137,457). For the period ended April 30, 2025, the 2,291,322 warrants expired unexercised.

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

RISE GOLD CORP.
(An Exploration Stage Company)

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTH PERIOD ENDED APRIL 30, 2025

(Expressed in United States Dollars)

(Unaudited)

11. CREDIT FACILITY (continued)
Credit Facility
Balance, July 31, 2023	$-
Principal amount	122,739
Interest expense	7,018
Issuance costs	(15,629)
Accretion expense	2,002
Balance, July 31, 2024	$116,130
Reclassification to accounts payable	(63,796)
Principal amount	12,359
Interest expense	2,186
Issuance costs	(23,592)
Accretion expense	37,220
Balance, April 30, 2025	$80,507

Deferred Financing Asset
Balance, July 31, 2023	$-
Issuance costs 1,000,000 warrants	127,336
Allocation to credit facility	(15,629)
Balance, July 31, 2024	$111,707
Allocation to credit facility	(28,061)
Balance, April 30, 2025	$83,646

The following weighted average assumptions were used for the Black-Scholes pricing model valuation of warrants:

February 5, 2024

Risk-free interest rate	3.67%
Expected life of warrants	4 years
Expected annualized volatility	122.71%
Share price at grant date	$0.16
Exercise price	$0.16
Fair value	$0.13
Dividend	Nil
Forfeiture rate	0%

RISE GOLD CORP.
(An Exploration Stage Company)

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTH PERIOD ENDED APRIL 30, 2025

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

Stock Options

On March 25, 2025 the Company granted a total of 1,142,410 stock options to directors and officers of the Company. The stock options have a fair value of $81,455 and are exercisable at a price of US$0.10 (CAD$0.14) per share until March 25, 2030. 533,103 stock options were vested immediately, and 609,307 stock options will vest over six calendar quarters. The Company recognized a share-based compensation expense of $38,011 in connection with this grant.

On October 21, 2024, the Company granted a total of 1,006,750 stock options with a fair value of $106,859 to a consultant of the Company. The stock options are exercisable at a price of $0.11 (C$0.16) per share until October 21, 2029.

On September 20, 2024, the Company granted 1,006,750 stock options to an officer of the Company. The stock options are exercisable at a price of US$0.10 (C$0.14) per share for a period of five years from the date of grant, subject to vesting, 25% vesting on the date of grant and 12% vesting every 3 months thereafter. As at April 30, 2025, the Company recorded share-based compensation of $91,755 on the statement of loss and comprehensive loss in connection with this grant. A total of 2,013,500 in stock options held by a director of the Company were cancelled.

RISE GOLD CORP.
(An Exploration Stage Company)

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTH PERIOD ENDED APRIL 30, 2025

(Expressed in United States Dollars)

(Unaudited)

12. CAPITAL STOCK AND ADDITIONAL PAID-IN-CAPITAL (continued)

Stock Options (continued)

On May 1, 2024, the Company granted 412,241 stock options to an officer of the Company. The options are exercisable into common shares of the Company at $0.17 (C$0.25) per share for a period of five years from the date of grant, subject to vesting, 25% vesting on the date of grant and 12% vesting every 3 months thereafter. As at April 30, 2025, the Company recorded share-based compensation of $21,790 (July 31, 2024 - $31,849) on the statement of loss and comprehensive loss in connection with this grant.

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

The following incentive stock options were outstanding as at April 30, 2025:

Number of Options outstanding	Weighted Average Exercise Price ($)	Expiry Date

200,000	0.65	February 7, 2027
260,000	0.53	February 21, 2028
217,780	0.26	September 22, 2028
612,202	0.25	December 12, 2028
974,479	0.17	May 1, 2029
1,006,750	0.10	September 20, 2029
1,006,750	0.11	October 21, 2029
1,142,410	0.10	March 25, 2030
5,420,371	0.18

As at April 30, 2025, the aggregate intrinsic value of the Company's stock options is $Nil (2024 - $Nil). As at April 30, 2025, the Company has 5,420,371 options issued and outstanding where 4,153,099 options are exercisable as at April 30, 2025 with a weighted average exercise price of $0.20.

RISE GOLD CORP.
(An Exploration Stage Company)

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTH PERIOD ENDED APRIL 30, 2025

(Expressed in United States Dollars)

(Unaudited)

12. CAPITAL STOCK AND ADDITIONAL PAID-IN-CAPITAL (continued)

Stock Options (continued)

Stock option transactions are summarized as follows:

	Number of Options	Weighted Average Exercise Price ($)
Balance outstanding and exercisable, July 31, 2023	3,638,500	0.71
Options granted	2,110,011	0.21
Options expired	(170,000)	0.76
Balance outstanding, July 31, 2024	5,578,511	0.52
Options granted	3,155,910	0.10
Options expired and cancelled	(3,314,050)	0.68
Balance outstanding, April 30, 2025	5,420,371	$0.18

The following weighted average assumptions were used for the Black-Scholes pricing model valuation of stock options issued during the period ended:

	March 25, 2025	October 21, 2024	September 20, 2024

Risk-free interest rate	2.72%	2.98%	2.73%
Expected life of stock options	5 year	5 years	5 years
Expected annualized volatility	145.38%	135.38%	132.92%
Share price at grant date	$0.08	$0.12	$0.13
Dividend	Nil	Nil	Nil
Forfeiture rate	0%	0%	0%

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

RISE GOLD CORP.
(An Exploration Stage Company)

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTH PERIOD ENDED APRIL 30, 2025

(Expressed in United States Dollars)

(Unaudited)

12. CAPITAL STOCK AND ADDITIONAL PAID-IN-CAPITAL (continued)

Warrants

The following warrants were outstanding at April 30, 2025:

Number of Warrants	Exercise Price ($)	Expiry Date

1,623,214	0.26	November 7, 2025
36,000	0.27	November 7, 2025
1,065,555	0.26	December 7, 2025
1,000,000	0.16	February 5, 2028
9,000	0.16	April 9, 2026
2,873,170	0.16	April 9, 2027
12,000	0.16	April 29, 2026
2,149,212	0.16	April 29, 2027
1,700,000	0.12	September 12, 2028
2,882,514	0.17	October 10, 2028
13,350,665	0.18

Warrant transactions are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price ($)
Balance, July 31, 2023	16,661,247	0.69
Warrants issued	8,768,151	0.19
Warrants expired	(8,717,823)	0.70
Balance, July 31, 2024	16,711,575	0.41
Warrants issued	4,582,514	0.15
Warrants expired	(7,943,424)	0.65
Balance, April 30, 2025	13,350,665	0.18

RISE GOLD CORP.
(An Exploration Stage Company)

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTH PERIOD ENDED APRIL 30, 2025

(Expressed in United States Dollars)

(Unaudited)

13. SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

During the nine-month periods ended April  30, 2025 and 2024, the Company had the following non-cash financing and investing activities:

For the period ended April 30, 2025:

a) The Company accrued $220,708 of interest expense as part of the outstanding balance of loan payable and line of credit.

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

d)  The Company allocated $28,061 to deferred financing asset.

For the period ended April 30, 2024:

a) The Company accrued $192,230 of interest expense as part of the outstanding balance of loan payable.

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

15. SUBSEQUENT EVENTS

On May 9, 2025, the Company closed financing and raised $3,000,000 through the issuance of 36,585,361 units at a price of US$0.082 per unit, with each unit comprising one share of common stock and one-half of one share purchase warrant. Each whole warrant entitles the holder to acquire one share of common stock at an exercise price of US$0.15 for a period of three years from the date of issuance.

On May 16, 2025, the Company entered into an agreement to sell its drilling equipment for a sale price of $200,000. $100,000 was received on June 6, 2025 and subsequent payments of $50,000 payable for each of the two drilling rigs sold are to be received when each rig drills its first hole to a depth of 200m, no later than four months after delivery.

On May 22, 2025, the Company granted a total of 3,320,000 stock options to directors, officers, and consultants of the Company. The stock options are exercisable at a price of US$0.10 per share until May 22, 2030. The vesting of certain stock options issued on May 1, 2024, September 19, 2024 and March 25, 2025 has been accelerated such that all 5,420,371 outstanding stock options of the Company are now fully vested.

On May 27, 2025, the Company closed the second sale agreement covering 50 acres of land for total sale price of $2,500,000.

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

Business Development

On May 22, 2025, the Company granted a total of 3,320,000 stock options to directors, officers, and consultants of the Company. The stock options are exercisable at a price of US$0.10 per share until May 22, 2030.

On May 16, 2025, the Company entered into an agreement to sell its drilling equipment for a sale price of $200,000. $100,000 was received on June 6, 2025 and subsequent payments of $50,000 payable for each of the two drilling rigs sold are to be received when each rig drills its first hole to a depth of 200m.

On May 9, 2025, the Company closed a financing and raised $3,000,000 through the issuance of up to 36,585,361 units at a price of US$0.082 per Unit (~CDN$0.11), with each unit comprising one share of common stock and one-half of one share purchase warrant. Each whole warrant entitles the holder to acquire one share of common stock at an exercise price of US$0.15 (~CDN$0.21) for a period of three years from the date of issuance.

On March 25, 2025 the Company granted a total of 1,142,410 stock options to directors and officers of the Company. The stock options are exercisable at a price of US$0.10 per share until March 25, 2030.

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

The second sale agreement covers 50 acres of land for total sale price of $2.5 million and closed on May 27, 2025, at which point half of the sale price will be due, with the other half due on May 27, 2027. Commencing on the closing date, the buyer will pay monthly interest at an annual rate of 5% per year on the balance of the purchase price until it is paid in full. The Company and the purchaser have also executed an option agreement whereby the Company may repurchase the 66 acres of land being sold for the sale price plus the cost of any capital improvements plus an increase of five percent per year on the condition that Rise acquires final government approvals to perform mining operations at the I-M Mine Property. The Company retains ownership of the I-M Mine Property, which is comprised of 53 acres of land surrounding the New Brunswick shaft, as well as its nearby 56-acre Centennial property, and it retains all of its 2,585 acres of mineral rights.

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

Plan of Operations

As at April 30, 2025, the Company had a cash balance of $ $2,327,424, compared to a cash balance of $243,669 as at July 31, 2024.

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

Results of Operations

For the Periods Ended April 30, 2025 and 2024

	Three months ended April 30, 2025	Three months ended April 30, 2024	Nine months ended April 30, 2025	Nine months ended April 30, 2024

EXPENSES
Accretion expense (Note 9 and 11)	$63,765	$19,897	$222,460	$69,419
Consulting	49,769	69,472	171,659	235,655
Directors' fees	20,000	30,000	70,000	88,022
Filing and regulatory	5,341	8,959	41,261	30,545
Foreign exchange (gain) loss	360	20,081	5,773	27,980
General and administrative	72,171	76,937	197,143	339,088
Geological, mineral, and prospect costs (Note 5)	7,131	337,158	72,984	732,924
Interest expense (Note 9 and 11)	55,592	62,569	220,708	192,230
Professional fees	104,335	276,858	329,909	872,136
Promotion and shareholder communication	6,525	8,079	20,908	51,558
Salaries	-	(43)	-	89,526
Share-based compensation (Note 12)	59,696	-	258,415	230,985
Loss	$(444,685)	$(909,967)	$(1,611,220)	$(2,960,068)
Gain on fair value adjustment on derivative liability (Note 10)	-	8,742	-	137,457
Impairment of assets held for sale (Note 6)	(311,530)	-	(311,530)	-
Loss on note receivable (Note 5)	-	-	(155,727)	-
Write-off of receivable	-	40	-	(64,524)
Other income	181	8,374	7,717	18,413
Net loss and comprehensive loss for the period	$(756,034)	$(892,811)	$(2,070,760)	$(2,868,722)
Basic and diluted loss per common share	$(0.01)	$(0.02)	$(0.04)	$(0.07)
Weighted average number of common shares outstanding (basic and diluted)	55,785,106	47,128,914	55,785,106	43,108,301

The Company's operating results for the periods ended April 30, 2025 and 2024 are summarized as follows:

Liquidity and Capital Resources

Working Capital

	At April 30, 2025	At July 31, 2024	At July 31, 2023

Current Assets	$2,638,570	$894,638	$980,843
Current Liabilities	2,062,447	2,661,598	508,571
Working Capital	576,123	(1,766,960)	472,272

Cash Flows

	For the nine-month period ended April 30, 2025	For the nine-month period ended April 31, 2024

Net Cash used in Operating Activities	$(815,193)	$(1,826,580)
Net Cash from Investing Activities	$1,614,349	$-
Net Cash provided by /(used in) Financing Activities	$1,319,065	$1,698,598
Net increase/(decrease) in Cash During the Period	$2,083,755	$(127,982)

As of April 30, 2025, the Company had $2,327,424 in cash, $2,638,570 in current assets, $ $5,088,693 in total assets, $2,062,447 in current liabilities and $336,140 in non-current liabilities, a working capital surplus of $576,123 and an accumulated deficit of $32,305,377.

During the nine-month period ended April 30, 2025, the Company used $849,659 (2024 - $1,826,580) in net cash on operating activities. The difference in net cash used in operating activities during the two periods was largely due to the professional fees related to the Use Permit and Vested Rights petition..

The Company had $1,614,349 cash received from investing activities during the nine-month period ended April 30, 2025 (April 30, 2024 - $Nil) from the contracts to sell the 66 acres of land.

For the nine-month period ended April 30, 2025, the Company had a positive net cash of $1,319,065 (2024 - positive $1,698,598) from financing activities related  to loans received and private placements and payments made towards the outstanding loans.

The Company expects to operate at a loss for at least the next 12 months. With the recent financing activities in the month of May 2025, the Company expects to be able to continue its planned operations until 2027.  However, the Company  cannot provide any assurance that additional funding will be available in the future to finance its operations on acceptable terms in order to enable it to carry out its business plan. There are no assurances that the Company will be able to complete further sales of its common stock or any other form of additional financing. If the Company is unable to achieve the financing necessary to continue its plan of operations, then it will not be able to carry out any exploration work on the Idaho-Maryland Property or the other properties in which it owns an interest and its business may fail. As such, these material uncertainties cast a substantial doubt regarding the Company's ability to continue as a going concern.

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

As of the end of the period covered by this Report, management of the Company carried out an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, management concluded that the Company's disclosure controls and procedures were not effective as of April 30, 2025 because a material weakness in internal control over financial reporting existed as of that date as a result of a lack of segregation of incompatible duties due to insufficient personnel.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the period ended April 30, 2025 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

  $2,070,760 for the nine-month period ended April 30, 2025
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

By:	/s/ Joseph Mullin
Joseph Mullin President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Mihai Draguleasa
Mihai Draguleasa Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Date	June 16, 2025