Form 10-K
period 2025-07-31
Rise Gold Corp.
filed 2025-10-29
CIK 1424864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________________

FORM 10-K

____________________________

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number: 000-53848

RISE GOLD CORP.

(Exact name of registrant as specified in its charter)

Nevada	30-0692325
(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)

345 Crown Point Circle, Suite 600

Grass Valley, CA 95945

(Address of principal executive offices)

(917) 349-0060

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
☐ Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: $4,462,808

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of October 27, 2025, the registrant had 120,370,467 shares of common stock issued and outstanding (the "Shares").

Auditor Name:	Auditor Location:	Auditor Firm ID:
Davidson & Company LLP	Vancouver, BC Canada	731

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K (this "Report") contains "forward-looking statements" relating to Rise Gold Corp. (the "Company" or "Rise") which represent our current expectations or beliefs, including statements concerning our operations, performance, financial condition and growth. For this purpose, any statements contained in this Report that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "anticipate", "intend", "could", "estimate", or "continue" or the negative or other comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, such as credit losses, dependence on management and key personnel, our ability to continue our growth strategy and competition, certain of which are beyond our control. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

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

Our common stock is currently listed in Canada on the Canadian Securities Exchange (the "CSE") under the symbol "RISE". We are a reporting issuer in British Columbia, Alberta, and Ontario in Canada. Our common stock is also currently traded in the United States on the OTCQB Market under the symbol "RYES". We are an SEC reporting company by virtue of our class of common stock being registered under Section 12(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act").

Business Development

Developments in our Company's business during the July 31, 2025 fiscal year and subsequent to year end, include the following:

Update on the Legal Efforts Regarding the Vested Right to Mine at the I-M Mine Property

On September 6, 2023, the Company submitted a petition to Nevada County, California (the "County") asserting its constitutionally protected vested right to mine at the I-M Mine Property without a use permit.

On December 13 and 14, 2023, the Board of Supervisors of the County (the "Board") held a public hearing regarding the Company's petition and the Board  adopted a resolution rejecting the Company's vested rights petition to operate the I-M Mine Property.

On May 13, 2024, the Company submitted a Writ of Mandamus (the "Writ") to the Superior Court of California for the County of Nevada (the "Court") asking the Court to compel the Board to follow applicable law and grant Rise recognition of its vested right to operate the I-M Mine Property.

Subsequent to filing the Writ, Rise sold three non-core surface parcels to repay debt and obtain the funds necessary to litigate the writ. The County brought a motion for summary judgement in the writ proceedings, arguing that Rise had lost standing because of the sale of the parcels.

On August 8, 2025, the Court rejected the County's motion, ruling: "Rise [has] a beneficial interest in the mine property it owns that is the subject of its vested right petition: if its vested right to mine is recognized, Rise possesses all of the surface and mineral estate necessary to begin mining."

On September 12, 2025, the Court signed a stipulation from the County and Rise providing that Rise would submit its initial brief on the case on September 15, 2025, the County will submit its opposition by November 18, 2025, Rise will reply by December 5, 2025, and oral arguments will take place on January 9, 2026.

Other Business Development

On October 24, 2025, the Company closed a financing and raised US$7,000,000 through the issuance of up to 36,585,361 units at a price of US$0.25 per Unit, with each unit comprising one share of common stock and one share purchase warrant. Each whole warrant entitles the holder to acquire one share of common stock at an exercise price of US$0.45 for a period of three years from the date of issuance.

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

On May 8, 2025, the Company closed a financing and raised $3,000,000 through the issuance of up to 36,585,361 units at a price of US$0.082 per Unit (~CDN$0.11), with each unit comprising one share of common stock and one-half of one share purchase warrant. Each whole warrant entitles the holder to acquire one share of common stock at an exercise price of US$0.15 (~CDN$0.21) for a period of three years from the date of issuance.

On March 25, 2025, the Company granted a total of 1,142,410 stock options to directors and officers of the Company. The stock options are exercisable at a price of US$0.10 per share until March 25, 2030.

On November 27, 2024, the Company announced it had contracted to sell 66 acres of industrial land located adjacent to the Company's I-M Mine Property for $4.3 million. The sale transaction is subject to two sale agreements with the same, arm's length third party. The first agreement covers 16 acres of land for total consideration of $1.8 million. That contract closed on  November 27, 2024 with the payment of half the sale price, minus certain deductions. The balance of the purchase price is due on November 27, 2026. The buyer will pay monthly interest at an annual rate of 5% per year on the balance of the purchase price until it is paid in full. On January 14, 2025, the Company and the Purchaser negotiated a discounted, accelerated payment with the purchaser whereby the Company received $702,000 in lieu of the second $900,000 payment due in November 2026.

The second sale agreement covers 50 acres of land for total sale price of $2.5 million and closed on May 27, 2025, at which point half of the sale price was due, with the other half due on May 27, 2027. Commencing on the closing date, the buyer is required to pay monthly interest at an annual rate of 5% per year on the balance of the purchase price until it is paid in full. The Company and the purchaser have also executed an option agreement whereby the Company may repurchase the 66 acres of land being sold for the sale price plus the cost of any capital improvements plus an increase of five percent per year on the condition that Rise acquires final government approvals to perform mining operations at the I-M Mine Property. The Company retains ownership of the I-M Mine Property, which is comprised of 53 acres of land surrounding the New Brunswick shaft, as well as its nearby 56-acre Centennial property, and it retains all of its 2,585 acres of mineral rights.

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

On October 10, 2024, the Company finalized a secured loan agreement with Myrmikan Gold Fund, LLC (the "Lender") for a $500,000 loan (the "Loan") which will be used for the Company's working capital. The Loan has a term of 4 years with an interest rate of 15% per annum with interest accruing and payable along with the principal upon maturity. The Company issued 2,882,514 share purchase warrants at an exercise price of $0.1735 with a 4 year expiry period as additional consideration for advancing the Loan. The Loan may be repaid prior to the maturity date, in whole or in part, provided that all accrued interest is paid. The Loan was secured against the assets of the Company and its subsidiary. Daniel Oliver Jr., a director of the Company (a related party) is the managing member of the Lender. Mr. Oliver disclosed his interest in the transaction and abstained from voting on the Company's resolution approving the Loan. The Company repaid the loan and accrued interest in full in May 2025.

On September 20, 2024, the Company granted 1,006,750 stock options to the Company's President and CEO. The stock options are exercisable at a price of $0.10 per share until September 20, 2029.

On September 10, 2024, the Company finalized an amended debt agreement with Eridanus Capital LLC ("Eridanus") to extend an existing loan by one year to September 4, 2025 along with a reduction in interest rate to 15% per annum for a period of 12 months (commencing September 4, 2024). The Company issued 1,700,000 share purchase warrants at an exercise price of $0.115 to Eridanus as consideration for the extension. The share purchase warrants have a 4 year expiry period from the date of issuance. Eridanus directed that 340,000 of the 1,700,000 share purchase warrants be issued to Daniel Oliver Jr., a member of Eridanus, and a director of the Company. The Company repaid the Eridanus loan in full in May 2025.

Plan of Operations

As at July 31, 2025, the Company had a cash balance of $2,783,348, compared to a cash balance of $243,669 as of July 31, 2024.

Our plan of operations for the next 12 months is to continue the litigation in pursuit of protecting the Company's property rights under both California state and U.S. federal laws.

On May 13, 2024, the Company reported that we had submitted a Writ of Mandamus to the Court asking the Court to compel the Board of Supervisors of Nevada County (the "Board of Supervisors") to follow applicable law and grant recognition of the Company's vested right to operate our I-M Mine Property.  The Company's position in this matter is that the Board of Supervisors' December 2023 decision to deny the Company's vested rights petition adversely infringed on our fundamental and constitutional property rights.  The Company contends that the Court is compelled to use its independent judgement and consider the administrative record de novo (i.e., "afresh" or "from the beginning") and without deference to the Board of Supervisors' arguments or conclusions.

On September 12, 2025 the Court signed a stipulation from the County and Rise providing that Rise would submit its initial brief on the case on September 15, 2025, the County will submit its opposition by November 18, 2025, Rise will reply by December 5, 2025, and oral arguments will take place on January 9, 2026.

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

Employees

During the prior year ended July 31, 2024, from August 1, 2023 to September 23, 2023, the Company had one full-time employee, which was the former Chief Executive Officer and President, who now serves as an advisor to the Company. Our current Chief Executive Officer and President provides services pursuant to a consulting agreement, and other officers and directors provide services to us on an as-needed basis. We plan to rely on their efforts, as well as those of a number of independent consultants, to manage our operations for the foreseeable future.

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

In addition, the Company may incur significant legal costs going forward should it decide to litigate in pursuit of protecting its property rights under both California state and U.S. federal laws, including asserting its 5th Amendment rights under the U.S. Constitution and other due process rights under the 14th Amendment of the U.S. Constitution, amongst other legal remedies that are available to the Company.

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

  $3,260,358 for the year ended July 31, 2025
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

We believe that mining operations on the I-M Mine Property are a vested use, protected under the California and federal Constitutions, and that a use permit is not required for mining operations to continue. The Company owns the I-M Mine Property, consisting of 109 acres of surface land and a 2,560 acre mineral estate, located in the County. Before the I-M Mine Property was consolidated into its current configuration in 1941, it existed as multiple historical mines and operations. The Company also has the option of repurchasing the 66 acres of land sold in November 2024 and May 2025, should the Company get all the approvals needed to perform mining operations.

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

In this situation, the lead agency for the purposes of CEQA would be the County. Other public agencies in charge of administering specific legislation will also need to approve aspects of the Project, such as the CDFW (the California Endangered Species Act), the Air Pollution Control District (Authority to Construct and Permit to Operate), and the Regional Water Quality Control Board (National Pollutant Discharge Elimination System (authorized to state governments by the U.S. Environmental Protection Agency) and Report of Waste Discharge). However, CEQA's Guidelines provide that if more than one agency must act on a project, the agency that acts first is generally considered the lead agency under CEQA. All other agencies are considered "responsible agencies." Responsible agencies do need to consider the environmental document approved by the lead agency, but they will usually accept the lead agency's document and use it as the basis for issuing their own permits. There is no assurance that other agencies will not require additional assessments in their decision-making process. If such assessments are required, additional time and costs will delay the execution of, and may even require us to re-evaluate the feasibility of, our business plan.

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

Our share price on the CSE and the OTCQB has experienced significant price and volume fluctuations. Stock markets in general have experienced extreme price and volume fluctuations, and the market prices of securities have been highly volatile. These fluctuations are often unrelated to operating performance and may adversely affect the market price of the Shares. As a result, you may be unable to sell any Shares you acquire at a desired price.

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

Cybersecurity Threats

As of July 31, 2025, we have not identified an indication of a cybersecurity incident that would have a material impact on our business and consolidated financial statements. For further discussion of cybersecurity risks, please refer to Item 1A. Risk Factors.

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

I-M Mine Project Location, Description and Access

Property Location

The I-M Mine Property comprises approximately 175 acres (71 hectares) (109 acres owned by the Company and 66 acres that can be repurchased by the Company) surface land and 2,560 acres (1,036 hectares) of mineral rights located near Grass Valley in the County in northern California, USA. The I-M Mine Property is situated in the Grass Valley-Nevada City Mining District along the western slope of the Sierra Nevada, as shown on the overview map and regional map in Figure 1 and Figure 2, respectively and is located approximately 60 miles northeast of Sacramento, CA and 90 miles west of Reno, NV.

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

Table 1: Idaho-Maryland Mine Property - Surface Land Legal Description

Parcel Number	Description	Lot Size
09-550-32	SEC 26, TWN 16N, RNG 8E, MDM, PTN N 1/2 26-16-8	20,908 SF (0.48 AC)
09-550-37	SEC 26, TWN 16N, RNG 8E, MDM, PTN NE 1/4 26-16-8	4.47 AC
09-550-38	SEC 26, TWN 16N, RNG 8E, MDM, PTN NE 1/4 26-16-8	40.1 AC
09-550-39	SEC 26, TWN 16N, RNG 8E, MDM, PTN NE 1/4 26-16-8	42,668 SF
	344 CENTENNIAL DRIVE GRASS VALLEY, CA 95945	(0.98 AC)
09-550-40	SEC 26, TWN 16N, RNG 8E, MDM, PTN NE 1/4 26-16-8	5,662 SF (0.13 AC)
09-560-36	SEC 26, TWN 16N, RNG 8E, MDM, PTN N 1/2 SE 1/4 26-16-8	10.25 AC
09-630-37	SEC 36, TWN 16N, RNG 8E, MDM, LOT 6 BET ACRES	21.8 AC
09-630-39	SEC 36, TWN 16N, RNG 8E, MDM & SEC 31, TWN 16N, RNG 9E, MDM, LOT 7 BET ACRES	15.07 AC
06-441-03	SEC 36, TWN 16N, RNG 8E, MDM & SEC 31, TWN 16N, RNG 9E (not currently owned by Rise, it can be repurchased should approvals to perform mining activities are obtained)	15.19 AC
06-441-04	SEC 36, TWN 16N, RNG 8E, MDM & SEC 31, TWN 16N, RNG 9E (not currently owned by Rise, it can be repurchased should approvals to perform mining activities are obtained)	0.85 AC
06-441-05	SEC 36, TWN 16N, RNG 8E, MDM & SEC 31, TWN 16N, RNG 9E (not currently owned by Rise, it can be repurchased should approvals to perform mining activities are obtained)	50.01 AC
06-441-34	SEC 36, TWN 16N, RNG 8E, MDM & SEC 31, TWN 16N, RNG 9E	16.01 AC

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

The surface land is subject to a tax lien imposed by and payable to the County. The parcels comprising the surface land are currently assessed by the County at a total of approximately US$5.9 million (US$2.8 million for the 109 acres owned by the Company and US$3.1 million for the 66 acres that can be repurchased) and have a combined annual property tax of US$64,089 (US $30,397 for the 109 acres owned by the Company and US$33,692 for the 66 acres that can be repurchased) for the 2026 tax year. The total amount includes County taxes and Agency taxes. The I-M Mine Property remains in good standing with property taxes for the 2025 tax year paid in full. Property taxes for the 2026 tax year are payable on two equal instalments due on November 1, 2025 and February 1, 2026.

The Nevada Irrigation District supplies treated water to the I-M Mine Property. Water to the Brunswick land is delivered from the Loma Rica System, while water to the Idaho land is delivered from the E. George System. A nominal service fee is charged.

During the fiscal year ended July 31, 2025, the loans from Eridanus and Myrmikan were registered against the property by a Deed of Trust filed with the Nevada County Recorder.  In May 2025, the loans were fully repaid and there are no further interests registered against the title of the surface rights.

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

The Idaho-Maryland Mine Project area is private land and no permits or consultations with the U.S. Bureau of Land Management (BLM) or the U.S. Forest Service (USFS) are required.

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

During the fiscal year ended July 31, 2025, the loans from Eridanus and Myrmikan were registered against the property by a Deed of Trust filed with the Nevada County Recorder.  In May 2025, the loans were fully repaid and  there are no other known interests registered against or obligations required of the mineral rights of the I-M Mine Property.

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

Agreements

Rise owns a 100% interest in the mineral rights at the I-M Mine Property and there are no known royalties on future gold production. The surface land at the I-M Mine Property comprises approximately 175 acres (71 hectares) (109 acres owned by the Company and 66 acres that can be repurchased by the Company). There are no other known agreements or encumbrances to which the I-M Mine Property is subject.

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

The I-M Mine Property, as it now exists, represents a consolidation of a number of important early day producing mines including Eureka, Idaho, Maryland, Brunswick, and Union Hill Mines. Based on historic production records, the I-M Mine Property produced a total of 2.4 Moz of gold at an average mill head grade of approximately 0.5 oz/ton (17.1 gpt). The I-M Mine Property was reportedly the second largest gold mine in the United States in 1941 (Clark, 2005), producing up to 129,000 oz gold per year before being forced to shut down by the U.S. government in 1942 (Shore, 1943). Due to lack of development, a decline in gold production was experienced and recovery from war-time shutdown never occurred.

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

Data Verification

Detailed production information from the internal records of the I-M Mine property is available for the period from 1926 through 1955. Whenever possible, mill reports were reconciled against financial statements and submissions by Rise to the U.S. Bureau of Mines. Where reconciliation between documents was possible, only minor variations in production reporting were noted. The entire library of documents is no longer fully complete but there is sufficient material to make an accurate estimate of historic production during this period. The following materials were used to prepare an estimate during the period from 1926-1955:

  Idaho Maryland Mines Co. Financial Statements (1926-1932, 1934-1942)

  Idaho Maryland Mines Co. Mill Reports (1933-1942, 1946-1950)

  Idaho Maryland Mines Co. Final Distributions Sheets (1944, 1945)

  Idaho Maryland Mines Co. Breakdown of Income and Expenses (1946-1949)

  Idaho Maryland Mines Co. Cost Data & Cost Sheets from (1946-1949)

  Idaho Maryland Mines Corp. Lode Mine Production Report to U.S. Bureau of Mines (1944-1945, 1947-1948, 1950, 1952, 1953, 1955)

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

Lindgren, W. U.S. Geological Survey Grass Valley Special Map. 1894.

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

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed for trading in Canada on the CSE under the symbol "RISE" and is quoted in the United States on the OTCQB Market under the symbol "RYES".

Holders

As of the date of this Report, there are approximately 185 registered holders of our common stock.

Recent Sales of Unregistered Securities

Other than as disclosed in previous quarterly reports on Form 10-Q and current reports on Form 8-K, we have not offered and sold any equity securities that were not registered under the Securities Act during the fiscal year ended July 31, 2025.

Item 6. [Reserved]

Not applicable

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion provides information regarding the results of operations for the years ended July 31, 2025 and 2024 and our financial condition, liquidity and capital resources as of July 31, 2025 and July 31, 2024.

The following discussion and analysis should be read in conjunction with the information set forth in our audited financial statements and the notes thereto as of and for the years ended July 31, 2025 and July 31, 2024.

Results of Operations

For the Years Ended July 31, 2025 and 2024

Our operating results for the years ended July 31, 2025 and 2024 are summarized as follows:

FOR THE YEAR ENDED JULY 31,	2025	2024

EXPENSES
Accretion expense (Note 10 and 12)	$230,478	$122,920
Consulting	221,925	310,718
Directors' fees	90,000	118,022
Filing and regulatory	49,840	38,910
Foreign exchange (gain) loss	6,771	15,421
General and administrative	254,456	445,028
Geological, mineral, and prospect costs (Note 6)	96,520	808,832
Interest expense (Note 10 and 12)	232,113	306,246
Professional fees	549,923	1,000,394
Promotion and shareholder communication	54,073	58,361
Salaries	-	89,296
Share-based compensation (Note 13)	697,122	345,507
Loss	$(2,483,221)	$(3,659,655)
Gain on fair value adjustment on derivative liability (Note 11)	-	140,015
Gain on accounts payable settlement	66,871	-
Loss on sale of assets (Note 7)	(411,530)	-
Loss on note receivable (Note 6)	(155,727)	-
Loss on settlement of loans (Note 10)	(312,939)	-
Write-off of receivable	-	(64,356)
Other income	36,188	18,365
Net loss and comprehensive loss for the year	$(3,260,358)	$(3,565,631)

For the notes referenced above, please see our audited financial statements and the notes for the years ended July 31, 2025 and July 31, 2024, included below under Item 8.

Our operating expenses decreased during the year ended July 31, 2025 compared to the prior year primarily as a result of decreased activities by our Company. These activities include consulting, filing and regulatory, general and administrative, professional fees, driven by the need for expenses related to Vested Rights and Use Permit application and hearings while lowering consulting costs relating to planning and researching our mineral properties, along with activities relating to raising funds in the recent private placements.

As a result of the ongoing activities, significant expenses during the year ended July 31, 2025 include:

  Decrease in mineral exploration costs to $96,520 (2024 - $808,832) related to activities surrounding the Vested Rights and Use Permit application and hearings;
  Increase in share-based payments to $697,122 (2024 - $345,507) for the grant of options pursuant to our stock option plan to incentivize management and certain consultants;
  Decrease in consulting and professional fees to $221,925 and $549,923 respectively (2024 - $310,718 and $1,000,394, respectively) as the Company incurred fewer advisory fees in 2025  compared  to 2024 when the Company reviewed its litigation options relating to its Vested Rights;
  Significant non-operating items include write down of the value of the drilling equipment (loss of $411,530; 2024 - $Nil); note receivable sold at a discount to generate cash (loss of $155,727; 2024 -  $Nil); accounting loss recognized with the repayment of the loans in May 2025 on the value of the warrants recorded as loan issuance costs (loss of $312,939; 2024 - $Nil).

Liquidity and Capital Resources

As of July 31, 2025, the Company had $2,783,348 in cash, $2,980,679 in current assets, $4,442,507 in total assets, $1,050,421 in current liabilities and $1,179,422 in total liabilities, working capital surplus of $1,930,258 and an accumulated deficit of $33,494,975.

During the year ended July 31, 2025, the Company used $1,169,386 in net cash on operating activities, compared to $2,213,199 in net cash on operating activities during the prior year. The higher amount of net cash used in operating activities during the prior year was due mainly to higher professional fees and associated costs related to the Use Permit and Vested Rights petition.

During the year ended July 31, 2025, received  net cash of $2,612,699 (2024 - $Nil) from investing activities of the Company (i.e. sale of parcels of land).

During the year ended July 31, 2025, the Company received cash of $2,990,936 (2024 - $ 1,898,596) from financing activities related to the private placements. Proceeds received from loans during the year ended July 31, 2025 were $500,000 (2024 - $Nil). The cash paid by the Company to settle the outstanding loans during the year ended July 31, 2025 was $2,394,570 (2024 - $200,000). Net cash flow received from financing activities was $1,096,366 during the year ended July 31, 2025 (2024 - $1,698,596).

The Company expects to operate at a loss for at least the next 12 months. On October 24, 2025, the Company raised $7,000,000 through issuance of securities. Based on working capital at year end, and subsequent equity financing of $7,000,000, management estimates that it does have sufficient funds to continue as a going concern. It has no agreements for additional financing and cannot provide any assurance that additional funding will be available to finance its operations on acceptable terms in order to enable it to carry out its business plan long term. There are no assurances that the Company will be able to complete further sales of its common stock or any other form of additional financing.

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

FOR THE YEAR ENDED JULY 31, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Directors of

Rise Gold Corp.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Rise Gold Corp. (the “Company”), as of July 31, 2025 and 2024, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the years ended July 31, 2025, and 2024, and the related notes and schedules (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Rise Gold Corp. as of July 31, 2025 and 2024, and the results of its operations and its cash flows for the years ended July 31, 2025, and 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

We have served as the Company’s auditor since 2013.

/s/ DAVIDSON & COMPANY LLP

Vancouver, Canada	Chartered Professional Accountants
(PCAOB ID: 731)
October 27, 2025

RISE GOLD CORP.

(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

(Expressed in United States Dollars)

AS AT	July 31, 2025	July 31, 2024
ASSETS
Current
Cash and cash equivalents (Note 4)	$2,783,348	$243,669
Receivables	23,057	21,971
Prepaid expenses (Note 5)	74,274	117,468
Assets held for sale (Note 7)	100,000	511,530
Total current assets	2,980,679	894,638

Non-current
Mineral property interests (Note 6)	197,499	4,149,053
Note receivable (Note 6)	1,188,701	-
Deferred financing assset (Note 12)	75,628	111,707
Total assets	$4,442,507	$5,155,398

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current
Accounts payable and accrued liabilities	$762,620	$874,589
Deposit liability (Note 7)	100,000	-
Loan payable (Note 10)	-	1,658,060
Payable to related parties (Note 9)	187,801	128,949
Total current liabilities	1,050,421	2,661,598

Non-current
Credit facility (Note 12)	129,001	116,130
Total liabilities	1,179,422	2,777,728

Stockholders’ equity
Capital stock, $0.001 par value, 400,000,000 shares authorized;
92,370,467 (July 31, 2024 - 55,785,106) shares issued and outstanding (Note 13)	92,370	55,785
Additional paid-in capital (Note 13)	36,769,774	32,660,586
Cumulative translation adjustment	(104,084)	(104,084)
Deficit	(33,494,975)	(30,234,617)
Total stockholders' equity	3,263,085	2,377,670

Total liabilities and stockholders' equity	$4,442,507	$5,155,398

Nature and continuance of operations (Note 1)

Contingency (Note 8)

Subsequent events (Note 17)

Approved and authorized by the Board on October 27, 2025

"Daniel Oliver"	Director	"Lawrence Lepard"	Director
Daniel Oliver		Lawrence Lepard

The accompanying notes are an integral part of these consolidated financial statements.

RISE GOLD CORP.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Expressed in United States Dollars)

FOR THE YEAR ENDED JULY 31,	2025	2024

EXPENSES
Accretion expense (Note 10 and 12)	$230,478	$122,920
Consulting	221,925	310,718
Directors' fees	90,000	118,022
Filing and regulatory	49,840	38,910
Foreign exchange (gain) loss	6,771	15,421
General and administrative	254,456	445,028
Geological, mineral, and prospect costs (Note 6)	96,520	808,832
Interest expense (Note 10 and 12)	232,113	306,246
Professional fees	549,923	1,000,394
Promotion and shareholder communication	54,073	58,361
Salaries	-	89,296
Share-based compensation (Note 13)	697,122	345,507
Loss	$(2,483,221)	$(3,659,655)
Gain on fair value adjustment on derivative liability (Note 11)	-	140,015
Gain on accounts payable settlement	66,871	-
Loss on sale of assets (Note 7)	(411,530)	-
Loss on note receivable (Note 6)	(155,727)	-
Loss on settlement of loans (Note 10)	(312,939)	-
Write-off of receivable	-	(64,356)
Other income	36,188	18,365
Net loss and comprehensive loss for the year	$(3,260,358)	$(3,565,631)
Basic and diluted loss per common share	$(0.05)	$(0.08)
Weighted average number of common shares outstanding (basic and diluted)	64,104,517	46,995,567

The accompanying notes are an integral part of these consolidated financial statements.

RISE GOLD CORP.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in United States Dollars)

FOR THE YEAR ENDED JULY 31,	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES
Loss for the year	$(3,260,358)	$(3,565,631)
Items not involving cash
Depreciation	-	16,935
Loss on assets held for sale	411,530	-
Interest expense	232,113	306,246
Share-based compensation	697,122	345,507
Accretion expense	230,478	122,920
Interest income note receivable amortization	(5,573)	-
Loss (gain) on fair value adjustment on derivative liability	-	(140,015)
Loss on settlement of loans	312,939	-
Loss on settlement of note receivable	155,727	-
Non-cash working capital item changes:
Receivables	(1,086)	60,558
Prepaid expenses	43,194	22,574
Deposit for assets held for sale	100,000	-
Accounts payable and accrued liabilities	(144,324)	539,917
Related party payables	58,852	77,790
Net cash used in operating activities	(1,169,386)	(2,213,199)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from mineral property contracted for sale	2,612,699	-
Net cash provided by investing activities	2,612,699	-

CASH FLOWS FROM FINANCING ACTIVITIES
Private placement, net of issuance cost	2,990,936	1,898,596
Proceeds from loan	500,000	-
Loan repayment	(2,394,570)	(200,000)
Net cash provided by financing activities	1,096,366	1,698,596

Change in cash and cash equivalents for the year	2,539,679	(514,603)
Cash and cash equivalents, beginning of year	243,669	758,272
Cash and cash equivalents, end of year	$2,783,348	$243,669

Supplemental disclosure with respect to cash flows (Note 15)

The accompanying notes are an integral part of these consolidated financial statements.

RISE GOLD CORP.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Expressed in United States Dollars)

	Capital Stock			Cumulative Translation Adjustment
	Number	Amount	Additional Paid- in Capital		Deficit	Total

Balance as at July 31, 2023	40,362,800	$40,363	$30,304,568	$(104,084)	$(26,668,986)	$3,571,861
Shares issued for cash, net of issuance cost	15,422,306	15,422	1,883,174	-	-	1,898,596
Warrants issued for credit facility	-	-	127,337	-	-	127,337
Share-based compensation	-	-	345,507	-	-	345,507
Loss for the year	-	-	-	-	(3,565,631)	(3,565,631)
Balance as at July 31, 2024	55,785,106	$55,785	$32,660,586	$(104,084)	$(30,234,617)	$2,377,670

Shares issued for cash, net of issuance cost	36,585,361	36,585	2,923,291	-	-	2,959,876
Warrants issued for loans	-	-	488,775	-	-	488,775
Share-based compensation	-	-	697,122	-	-	697,122
Loss for the year	-	-	-	-	(3,260,358)	(3,260,358)
Balance as at July 31, 2025	92,370,467	$92,370	$36,769,774	$(104,084)	$(33,494,975)	$3,263,085

 The accompanying notes are an integral part of these consolidated financial statements.

RISE GOLD CORP. (An Exploration Stage Company) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEAR ENDED JULY 31, 2025 (Expressed in United States Dollars)

1. NATURE AND CONTINUANCE OF OPERATIONS

Rise Gold Corp. (the "Company" or "Rise") was originally incorporated as Atlantic Resources Inc. in the State of Nevada on February 9, 2007 and is in the exploration stage. On April 11, 2012, the Company merged its wholly-owned subsidiary, Patriot Minefinders Inc., a Nevada corporation, in and to the Company to effect a name change to Patriot Minefinders Inc. On January 14, 2015, the Company completed a name change to Rise Resources Inc. in the same manner. On March 29, 2017, the Company changed its name to Rise Gold Corp. These mergers were carried out solely for the purpose of effecting these changes of names.

On September 18, 2020, the Company increased its authorized capital from 40,000,000 shares to 400,000,000 shares.

On January 29, 2016, the Company completed an initial public offering in Canada and began trading on the Canadian Securities Exchange ("CSE") on February 1, 2016.

The Company is in the early stages of exploration and as is common with any exploration company, it raises financing for its acquisition activities. The accompanying consolidated financial statements have been prepared on the going concern basis, which presumes that the Company will continue operations for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of business. The Company has incurred a loss of $3,260,358 for the year ended July 31, 2025 and has accumulated a deficit of $33,494,975. The ability of the Company to continue as a going concern is dependent on the Company’s ability to maintain continued support from its shareholders and creditors and to raise additional capital and implement its business plan. There is no assurance that the Company will be able to obtain adequate financing in the future or that such financing will be on terms advantageous to the Company. Based on working capital at year end, and subsequent equity financing of $7,000,000, management estimates that it does have sufficient funds to continue operations for the ensuing 12 months from the date of these financial statements.

At July 31, 2025, the Company had working capital surplus of  $1,930,258 (2024 - working capital deficit of $1,766,960).

2. BASIS OF PREPARATION

Generally accepted accounting principles

These consolidated financial statements have been prepared in conformity with generally accepted accounting principles of the United States of America ("U.S. GAAP") for financial information and with the instructions to Form 10-K and Regulation S-K.

RISE GOLD CORP. (An Exploration Stage Company) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEAR ENDED JULY 31, 2025 (Expressed in United States Dollars)

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

Use of Estimates

The preparation of these financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant areas requiring the use of estimates include the carrying value and recoverability of mineral properties and the recognition of deferred tax assets based on the change in unrecognized deductible temporary tax differences. Actual results could differ from those estimates and would impact future results of operations and cash flows.

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

RISE GOLD CORP. (An Exploration Stage Company) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEAR ENDED JULY 31, 2025 (Expressed in United States Dollars)

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

Receivables and note receivable

The Company reviews all receivables that exceed terms and establishes an allowance for doubtful accounts based on management's assessment of the collectability of trade and other receivables. Note receivable is valued at market rate of interest.

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

RISE GOLD CORP. (An Exploration Stage Company) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEAR ENDED JULY 31, 2025 (Expressed in United States Dollars)

3. SIGNIFICANT ACCOUNTING POLICIES (continued)

Loss per share

Basic loss per common share is computed using the weighted average number of common shares outstanding during the year. To calculate diluted loss per share, the Company adjusts net income (loss) attributable to common shareholders and the weighted average number of common shares outstanding for the effects of all dilutive potential common shares such as stock options and warrants. As at July 31, 2025, 8,740,371 outstanding options and 31,679,931 outstanding warrants were excluded from the diluted calculation. In reporting periods when a loss is incurred, potential issuance of shares would be anti-dilutive and, therefore, basic and diluted loss per share are the same.

Financial instruments

The Company's financial instruments consist of cash, receivables, note receivable, accounts payable and accrued liabilities, credit facility, loan payable and payable to related parties. It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from its financial instruments. The fair values of these financial instruments approximate their carrying values unless otherwise noted.

Fair value of financial assets and liabilities

The Company measures the fair value of financial assets and liabilities based on U.S. GAAP guidance which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.

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

Cash and cash equivalents is considered level 1 and classified as cash on hand and held at banks. The derivative liability is recognized at fair value using level 2 inputs as the fair value of derivatives was determined using a Black-Scholes option pricing formula .

RISE GOLD CORP. (An Exploration Stage Company) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEAR ENDED JULY 31, 2025 (Expressed in United States Dollars)

3. SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair value of financial assets and liabilities (continued)

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

Receivables and note receivable

Receivables are initially measured at its fair value or transaction price, and subsequently measured at amortized cost. Note receivables are valued at market rate of interest. For notes receivable with cash flows of principal and interest, they are subsequently measured at amortized cost, which is the initial amount minus principal payments, plus the amortization of any discount or premium, using the effective interest method.

Income taxes

The Company accounts for income taxes under the asset and liability method, whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Current income taxes are recognized for the estimated income taxes payable or receivable on taxable income or loss from the current year and any adjustment to income taxes payable related to previous years. Current income taxes are determined using tax rates and laws that have been enacted or subsequently enacted by the year-end date.

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

RISE GOLD CORP. (An Exploration Stage Company) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEAR ENDED JULY 31, 2025 (Expressed in United States Dollars)

3. SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently adopted and recently issued accounting standards

The following amendments to existing standards have been issued up to and including the date of issuance of these financial statements, however are not yet effective for the Company:

  Accounting Standards Update 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this update require that public business entities on an annual basis (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate). This ASU is effective for fiscal years beginning after December 15, 2024, with early adoption permitted.

  Accounting Standards Update 2024-03, Income statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expense. The amendments in this update requires public business entities to disclose, on an annual and interim basis, disaggregated information about certain income statement expense line items in the notes to the financial statements. Public business entities are required to apply the guidance prospectively and may elect to apply it retrospectively. This ASU is effective for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027.

The Company is still evaluating the impact of implementing the above improvements to its consolidated financial statements.

4. CASH AND CASH EQUIVALENTS

As at July 31, 2025, the balance of cash and cash equivalents is $2,783,348 (July 31, 2024: $243,669) of which $Nil (July 31, 2024: $Nil) is cash equivalents related to Guaranteed Investment Certificates (GICs) held during the year.

5. PREPAID EXPENSES

	July 31, 2025	July 31, 2024
Insurance	$-	$56,922
Deposits	63,399	48,226
Investor relations	10,875	12,320
	$74,274	$117,468

RISE GOLD CORP. (An Exploration Stage Company) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEAR ENDED JULY 31, 2025 (Expressed in United States Dollars)

6. MINERAL PROPERTY INTERESTS

The Company's mineral properties balance consists of:

Idaho-Maryland, California

July 31, 2024 and 2023	$4,149,053
Proceeds from land contracted for sale	(3,951,554)
July 31, 2025	$197,499

Title to mineral properties

Title to mineral properties involves certain inherent risks due to the difficulties of determining the validity of certain mineral titles as well as the potential for problems arising from the frequently ambiguous conveying history characteristic of many mineral properties. As at July 31, 2025, the Company holds title to the Idaho-Maryland Gold Mine Property.

As of July 31, 2025, the management does not consider that there are events or changes in circumstances to indicate that the carrying amount of the asset group may not be recoverable. As of the date of these consolidated financial statements, the Company has not established any proven or probable reserves on its mineral properties and has incurred only acquisition and exploration costs.

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

RISE GOLD CORP. (An Exploration Stage Company) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEAR ENDED JULY 31, 2025 (Expressed in United States Dollars)

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

On May 14, 2018, the Company completed the purchase of the surface rights by making final payments totalling $1,300,000.

As at July 31, 2025, the Company has incurred cumulative exploration expenditures of $9,636,334 on the Idaho-Maryland Gold Mine property as follows:

	Year ended July 31, 2025	Year ended July 31, 2024

Idaho-Maryland Gold Mine expenditures:
Opening balance	$9,539,814	$8,730,982

Consulting	64,000	715,108
Depreciation	-	16,935
Engineering	-	4,622
Exploration	-	1,405
Logistics	-	5,269
Rent	28,473	53,432
Supplies	4,047	11,251
Sampling	-	810
Total expenditures for the year	96,520	808,832

Closing balance	$9,636,334	$9,539,814

On October 1, 2024, the Company contracted to sell 66 acres of surface rights located adjacent to the Company's Idaho-Maryland Mine Property.

RISE GOLD CORP. (An Exploration Stage Company) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEAR ENDED JULY 31, 2025 (Expressed in United States Dollars)

6. MINERAL PROPERTY INTERESTS (continued)

Idaho-Maryland Gold Mine Property, California

The sale transaction is subject to two sale agreements with the same, arm's length third party. The first agreement covers 16 acres of land for total consideration of $1,800,000 and that contract closed on November 27, 2024 with the payment of half the sale price, minus certain deductions. The Company paid $816,941 of the proceeds towards the Eridanus loan. The other half of the purchase price ($900,000) is due on November 27, 2026. The buyer will pay monthly interest at an annual rate of 5% per year on the balance of the purchase price until it is paid in full. The $900,000 note receivable, which was secured by surface rights, had a fair value of $851,852 on November 27, 2024, calculated based on an estimated 8% market interest rate. On January 14, 2025, the Company and the buyer negotiated a discounted, accelerated payment whereby the Company received $702,000 in settlement of the second $900,000 payment due in November 2026. The carrying value of the note receivable on settlement date was $857,727, resulting in a loss on settlement of $155,727.

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

At July 31, 2025 the following is the continuity of the $1,250,000 note receivable:

Discounted fair value on May 27, 2025	$1,183, 128
Interest income earned to July 31, 2025	$ 5,573
Balance at July 31, 2025	$1,188,701

              The estimated market interest rate used to discount the note receivable secured by the surface rights was 8%.

7. EQUIPMENT

Cost	Drilling equipment
At July 31, 2023	$644,847
At July 31, 2024	$644,847
At July 31, 2025	$-

Accumulated depreciation
At July 31, 2023	$116,382
Depreciation	$16,935
At July 31, 2024	$133,317
Depreciation	$-
At July 31, 2025	$-

Total carrying value, July 31, 2023	$528,465

Total carrying value, July 31, 2024	$511,530
Assets held for sale	$(511,530)
Total carrying value, July 31, 2025	$-

RISE GOLD CORP. (An Exploration Stage Company) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEAR ENDED JULY 31, 2025 (Expressed in United States Dollars)

7. EQUIPMENT (continued)

Assets Held for Sale

During the year ended July 31, 2024, the Company approved a plan to sell its drilling equipment. No impairment loss was recognized on reclassification to asset held for sale as the Company estimated the fair value (estimated based on recent market prices of similar assets) less cost to sell to be higher than the carrying amount. As a result, the net carrying amount of $511,530 was reclassified. On May 16, 2025, the Company entered into an agreement to sell its drilling equipment for a sale price of $100,000 plus $100,000 in contingent payments. $100,000 was received on June 6, 2025 and subsequent payments of $50,000 payable for each of the two drilling rigs sold may be received when each rig drills its first hole to a depth of 200m, no later than four months following delivery. A loss of $411,530 on the sale of assets was recognized for the year ended July 31, 2025. The sale closed subsequent to year end and, as at July 31, 2025, the Company recorded a deposit liability of $100,000 pertaining to the first payment of $100,000 received on June 6, 2025.

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

In September 2024, the Company received a notice from the Community Environmental Advocates Foundation of intent to file a citizen suit against the Company for alleged violations of the Clean Water Act. The Company was not served with a summons and complaint filed in the citizen suit, and the Company was dismissed. The citizen suit proceeds, however, against Rise Grass Valley Inc, the subsidiary of the Company. Litigation is ongoing. Rise Grass Valley denies all allegations made in the citizen suit. Management has determined that no estimate of a loss event can be determined at this time in connection with the notice.

RISE GOLD CORP. (An Exploration Stage Company) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEAR ENDED JULY 31, 2025 (Expressed in United States Dollars)

9. RELATED PARTY TRANSACTIONS

Key management personnel consist of the Chief Executive Officer, Chief Financial Officer, and the directors of the Company. The remuneration of the key management personnel is as follows:

a) Salaries of $Nil (2024 - $89,296) to the previous CEO of the Company. Consulting fees of $132,000 and $Nil (2024 - $113,649 and $88,487) to the CEO and an advisor of the Company.

b) Directors' fees of $90,000 (2024 - $118,022) to directors of the Company.

c) During the year ended July 31, 2025, the Company paid $64,539 (2024 - $132,421) in professional fees to a company controlled by a former director of the Company.

d) During the year ended July 31, 2025, the Company paid $53,474 (2024 - $Nil) in professional fees to a company controlled by the CFO of the Company.

e) Share-based compensation of $685,983 (2024 - $338,692) for options granted and vested during the year ended July 31, 2025.

f) As at July 31, 2025, $187,801 (2024 - $128,949) was owed to related parties.

g) During fiscal 2025, certain directors and officers of Rise, directly, through entities controlled by them, or through entities for which they exercise control or direction over investment decisions purchased an aggregate of 9,904,196 units of the private placement for gross proceeds of $812,144 (2024 - purchased 8,201,698 units for $994,400).

h) A director of the Company is a manager of a private company which manages Eridanus Capital, LLC, a company that provided a secured loan to the Company's wholly owned subsidiary, Rise Grass Valley Inc. in 2019 (see note 10 (a) below for details). Myrmikan Gold Fund, LLC is another company controlled by a director of the Company that provided a loan to Rise Grass Valley Inc. in 2024 (see note 10 (b) below for details).

RISE GOLD CORP. (An Exploration Stage Company) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEAR ENDED JULY 31, 2025 (Expressed in United States Dollars)

10. LOAN PAYABLE

a) Eridanus loan

Loan Payable
Balance, July 31, 2023	$1,437,914
Interest expense	299,228
Accretion expense	120,918
Repayment	(200,000)
Balance, July 31, 2024	$1,658,060
Interest expense	179,759
Accretion expense	139,667
Issuance costs	(154,351)
Loss on settlement of loan	24,089
Repayment	(1,847,224)
Balance, July 31, 2025	-

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

RISE GOLD CORP. (An Exploration Stage Company) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEAR ENDED JULY 31, 2025 (Expressed in United States Dollars)

10. LOAN PAYABLE (continued)

a) Eridanus loan (continued)

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

Balance, July 31, 2024	$-

Proceeds	500,000
Interest expense	47,346
Accretion expense	45,573
Issuance costs	(334,423)
Loss on settlement of loan	288,850
Repayment	(547,346)
Balance, July 31, 2025	$-

In May 2025, the Company repaid the entire balance of the Myrmikan  loan.

RISE GOLD CORP. (An Exploration Stage Company) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEAR ENDED JULY 31, 2025 (Expressed in United States Dollars)

10. LOAN PAYABLE (continued)

b) Myrmikan loan (continued)

The following weighted average assumptions were used for the Black-Scholes pricing model valuation of warrants:

October 10, 2024

Risk-free interest rate	2.98%
Expected life of warrants	4 years
Expected annualized volatility	139.40%
Share price at grant date	$0.14
Exercise price	$0.1735
Fair value	$0.116
Dividend	Nil
Forfeiture rate	0%

11. DERIVATIVE LIABILITY

The exercise price of certain of the Company's share purchase warrants is fixed in Canadian dollars and the functional currency of the Company is the U.S. dollar. These warrants are considered to be a derivative as a variable amount of cash in the Company's functional currency that will be received on exercise of the warrants. Accordingly, the share purchase warrants issued as part of past financings, are classified, and accounted for as warrant derivative. Share purchase warrants with a compensatory nature are not included in this calculation.

The following table shows a continuity of the Company's fair value of warrant derivative:

		Number of warrants
		accounted for as
	Warrant derivative	derivative liability
Balance, July 31, 2023	$140,015	4,991,645
Fair value adjustment	(140,015)	-
Balance, July 31, 2024	$-	2,291,322

During the year ended July 31, 2025, the Company recorded no gain or loss on the fair value adjustment of the derivative liability (July 31, 2024 - gain of $140,015). During the year ended July 31, 2025, the 2,291,322 warrants expired unexercised.

The following weighted average assumptions were used for the Black-Scholes pricing model valuation of warrants derivative as at July 31, 2024:

July 31, 2024
Risk-free interest rate	3.46%
Expected life of warrants	0.05 years
Expected annualized volatility	33.73%
Dividend	Nil
Forfeiture rate	0%

RISE GOLD CORP. (An Exploration Stage Company) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEAR ENDED JULY 31, 2025 (Expressed in United States Dollars)

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

Credit Facility
Balance, July 31, 2023	$-
Principal amount	122,739
Interest expense	7,018
Issuance costs	(15,629)
Accretion expense	2,002
Balance, July 31, 2024	$116,130
Reclassification to accounts payable	(63,796)
Principal amount	58,031
Interest expense	5,008
Issuance costs	(31,610)
Accretion expense	45,238
Balance, July 31, 2025	$129,001

Deferred Financing Asset
Balance, July 31, 2023	$-
Issuance costs 1,000,000 warrants	127,336
Allocation to credit facility	(15,629)
Balance, July 31, 2024	$111,707
Allocation to credit facility	(36,079)
Balance, July 31, 2025	$75,628

The following weighted average assumptions were used for the Black-Scholes pricing model valuation of warrants:

February 5, 2024

Risk-free interest rate	3.67%
Expected life of warrants	4 years
Expected annualized volatility	122.71%
Share price at grant date	$0.16
Exercise price	$0.16
Fair value	$0.13
Dividend	Nil
Forfeiture rate	0%

200,000 additional warrants are yet to be issued to the lender pursuant to the agreement.

RISE GOLD CORP. (An Exploration Stage Company) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEAR ENDED JULY 31, 2025 (Expressed in United States Dollars)

13. CAPITAL STOCK AND ADDITIONAL PAID-IN CAPITAL

Private Placements

On May 8, 2025, the Company completed a non-brokered private placement of $3,000,000 through the issuance of 36,585,361 units at a price of US$0.082 per unit, with each unit comprising one share of common stock and one-half of one share purchase. Each whole warrant entitles the holder to acquire one share of common stock at an exercise price of US$0.15 for a period of three years from the date of issuance. Certain directors and officers of Rise, directly, through entities controlled by them, or through entities for which they exercise control or direction over investment decisions, purchased an aggregate of 9,904,196 units for gross proceeds of $812,144. The Company paid finder's fees of $3,000 and issued a total of 36,585 finder's warrants, with each finder's warrant entitling the holder to acquire one share of common stock at a price of US$0.15 until May 8, 2028. The Company paid legal fees and other share issuance costs of $37,124 in connection with this financing.

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

Stock Options

On May 22, 2025, the Company granted a total of 3,320,000 stock options to directors, officers, and consultants of the Company. The stock options are exercisable at a price of US$0.10 (CAD$0.14) per share until May 22, 2030. The Company recognized a share-based compensation expense of $366,870 in connection with this grant.

On March 25, 2025 the Company granted a total of 1,142,410 stock options to directors and officers of the Company. The stock options have a fair value of $81,455 and are exercisable at a price of US$0.10 (CAD$0.14) per share until March 25, 2030. 533,103 stock options were vested immediately, and 609,307 stock options originally vested over six calendar quarters but were accelerated to fully vest on May 22, 2025. The Company recognized a share-based compensation expense of $81,455 in connection with this grant.

RISE GOLD CORP. (An Exploration Stage Company) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEAR ENDED JULY 31, 2025 (Expressed in United States Dollars)

13. CAPITAL STOCK AND ADDITIONAL PAID-IN CAPITAL (continued)

On October 21, 2024, the Company granted a total of 1,006,750 stock options with a fair value of $106,859 to a consultant of the Company. The stock options are exercisable at a price of $0.11 (C$0.16) per share until October 21, 2029.

On September 20, 2024, the Company granted 1,006,750 stock options to an officer of the Company. The stock options are exercisable at a price of US$0.10 (C$0.14) per share for a period of five years from the date of grant, subject to vesting, 25% vesting on the date of grant and 12% vesting every 3 months thereafter. On May 22, 2025 all unvested options were accelerated to fully vest. The Company recorded share-based compensation of $116,240 in connection with this grant.

On May 1, 2024, the Company granted a total of 1,004,479 stock options with a fair value of $140,220 to directors of the Company. The stock options are exercisable at a price of $0.17 (C$0.25) per share for a period of five years from the date of grant, subject to vesting, 25% vesting on the date of grant and 12% vesting every 3 months thereafter.  On May 22, 2025 all unvested options were accelerated to fully vest. As at July 31, 2025, the Company recorded share-based compensation of $140,220 of which $25,698 was recognized during the year ended July 31, 2025.

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

The following incentive stock options were outstanding and exercisable as at July 31, 2025:

Number of Options outstanding	Weighted Average Exercise Price ($)	Expiry Date

200,000	0.65	February 7, 2027
260,000	0.53	February 21, 2028
217,780	0.26	September 22, 2028
612,202	0.25	December 12, 2028
974,479	0.17	May 1, 2029
1,006,750	0.10	September 20, 2029
1,006,750	0.11	October 21, 2029
1,142,410	0.10	March 25, 2030
3,320,000	0.10	May 22, 2030
8,740,371	0.15

As at July 31, 2025, the aggregate intrinsic value of the Company's stock options is $443,246  (2024 - $Nil). As at July 31, 2025, the Company has 8,740,371 options issued and outstanding where 8,740,371 options are exercisable as at July 31, 2025 with a weighted average exercise price of $0.15.

RISE GOLD CORP. (An Exploration Stage Company) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEAR ENDED JULY 31, 2025 (Expressed in United States Dollars)

13. CAPITAL STOCK AND ADDITIONAL PAID-IN CAPITAL (continued)

Stock Options (continued)

Stock option transactions are summarized as follows:

	Number of Options	Weighted Average Exercise Price ($)
Balance outstanding and exercisable, July 31, 2023	3,638,500	0.71
Options granted	2,110,011	0.21
Options expired	(170,000)	0.76
Balance outstanding, July 31, 2024	5,578,511	0.52
Options granted	6,475,910	0.10
Options expired and cancelled	(3,314,050)	0.68
Balance outstanding and exercisable, July 31, 2025	8,740,371	$0.15

The following weighted average assumptions were used for the Black-Scholes pricing model valuation of stock options issued during the years ended July 31. 2025 and 2024:

	May 22, 2025	March 25, 2025	October 21, 2024

Risk-free interest rate	2.96%	2.72%	2.98%
Expected life of stock options	5 years	5 years	5 years
Expected annualized volatility	149.96%	145.38%	135.38%
Dividend	Nil	Nil	Nil
Forfeiture rate	0%	0%	0%

	September 20, 2024	May 1, 2024	December 12, 2023

Risk-free interest rate	2.73%	3.81%	3.53%
Expected life of stock options	5 years	5 years	5 years
Expected annualized volatility	132.92%	133.33%	131.16%
Dividend	Nil	Nil	Nil
Forfeiture rate	0%	0%	0%

RISE GOLD CORP. (An Exploration Stage Company) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEAR ENDED JULY 31, 2025 (Expressed in United States Dollars)

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

Warrants

The following warrants were outstanding as at July 31, 2025:

Number of Warrants	Exercise Price ($)	Expiry Date

1,623,214	0.26	November 7, 2025
36,000	0.27	November 7, 2025
1,065,555	0.26	December 7, 2025
1,000,000	0.16	February 5, 2028
9,000	0.16	April 9, 2026
2,873,170	0.16	April 9, 2027
12,000	0.16	April 29, 2026
2,149,212	0.16	April 29, 2027
1,700,000	0.12	September 12, 2028
2,882,514	0.17	October 10, 2028
18,329,266	0.15	May 8, 2028
31,679,931	0.16

RISE GOLD CORP. (An Exploration Stage Company) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEAR ENDED JULY 31, 2025 (Expressed in United States Dollars)

13. CAPITAL STOCK AND ADDITIONAL PAID-IN CAPITAL (continued)

Warrant transactions are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price ($)
Balance outstanding and exercisable, July 31, 2023	16,661,247	0.69
Warrants granted	8,768,151	0.19
Warrants expired	(8,717,823)	0.70
Balance outstanding, July 31, 2024	16,711,575	0.41
Warrants granted	22,911,780	0.15
Warrants expired	(7,943,424)	0.66
Balance outstanding, July 31, 2025	31,679,931	$0.16

14. INCOME TAXES

A reconciliation of income taxes (recovery) at statutory rates with the reported taxes is as follows:

	2025	2024

Loss before income taxes	$(3,260,358)	$(3,565,631)

Expected income tax (recovery) at statutory tax rates	$(913,000)	$(998,000)
Change in statutory, foreign tax, foreign exchange rates and other	73,000	27,000
Permanent differences	196,000	76,000
Adjustment to prior years provision versus statutory tax returns and expiry of non-capital losses	(527,000)	(350,000)
Change in unrecognized deductible temporary difference	1,171,000	1,245,000

Income tax recovery	$-	$-

Significant components of deferred tax assets (liabilities) that have not been included on the Company's consolidated balance sheet are as follows:

	2025	2024

Deferred tax assets (liabilities):
Mineral property interests	$1,074,000	$477,000
Share issuance costs	19,000	-
Property and equipment	(27,000)	(116,000)
Non-capital losses available for future period	5,698,000	5,232,000
	6,764,000	5,593,000
Unrecognized deferred tax assets	(6,764,000)	(5,593,000)
Net deferred tax assets	$-	$-

RISE GOLD CORP. (An Exploration Stage Company) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEAR ENDED JULY 31, 2025 (Expressed in United States Dollars)

14. INCOME TAXES (continued)

The Company has approximately $20,360,000 (2024 - $18,696,000) in net operating losses which may be carried forward and applied against taxable income in future years.

The significant components of the Company’s temporary differences, unused tax credits and unused tax losses that have not been included on the consolidated statement of financial position are as follows:

	2024	Expiry Date Range	2024	Expiry Date Range
Temporary Differences
Mineral property interests	$3,834,000	No expiry date	$1,706,000	No expiry date
Property and equipment	(97,000)	No expiry date	(416,000)	No expiry date
Share issuance costs	69,000	No expiry date	-	No expiry date
Non-capital losses available for future period	20,360,000	2027 to Indefinite	18,696,000	2027 to Indefinite
USA	$24,166,000	2027 to Indefinite	$19,986,000	2027 to Indefinite

Tax attributes are subject to review and potential adjustments by tax authorities.

15. SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

During the years ended July 31, 2025 and 2024, the Company had the following non-cash financing and investing activities:

For the year ended July 31, 2025:

a) The Company accrued $5,008 of interest expense as part of the outstanding balance of the credit facility

b) The Company issued a total of 1,700,000 share purchase warrants, as consideration for loan extension, entitling the holder to acquire one share at an exercise price of $0.115 until September 12, 2028 with a total fair value of $154,351.

c) The Company issued 2,882,514 share purchase warrants for a secured loan agreement entitling the holder to acquire one share at an exercise price of $0.1735 until October 10, 2028 with a total fair value of $334,423.

d) The Company allocated $36,079 from deferred financing asset.

e) Share issuance costs of $31,061are included in accounts payable at July 31, 2025.

f) Note receivable of $1,183,128 at July 31, 2025 is for mineral property recovery.

 For the year ended July 31, 2024:

a) The Company accrued $306,246 of interest expense as part of the outstanding balance of loan payable.

b) The Company issued $127,336 warrants issued for deferred financing asset.

c) The Company allocated $111,707 to deferred financing asset.

RISE GOLD CORP. (An Exploration Stage Company) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEAR ENDED JULY 31, 2025 (Expressed in United States Dollars)

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

17. SUBSEQUENT EVENTS

Subsequent to the year ended July 31, 2025, the Company raised on October 24, 2025 a total of $7,000,000 through the sale of 28,000,000 units at a price of $0.25 per unit. Each unit consists of one share of common stock and one common share purchase warrant. Each warrant entitles the holder to purchase an additional share of the Company at an exercise price of $0.45 until October 24, 2028.

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

As of the end of the period covered by this Report, our management carried out an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, management concluded that our disclosure controls and procedures were not effective as of July 31, 2025 because of a material weakness in internal control over financial reporting that existed as of that date, as more fully described below.

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

We carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of its internal control over financial reporting as of July 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated 2013 Framework. Management concluded that our company's internal control over financial reporting was not effective as of July 31, 2025 because a material weakness in internal control over financial reporting existed as of that date as a result of a lack of segregation of incompatible duties due to insufficient personnel. A material weakness is a deficiency or a combination of control deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Control over Financial Reporting

There were no changes in our company's internal control over financial reporting during the period ended July 31, 2025 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The names, ages and titles of the members of our Board of Directors and our executive officers are as follows:

Name	Age	Position
Joseph Mullin	52	President and Chief Executive Officer
Mihai Draguleasa	45	Chief Financial Officer, Treasurer
Thomas I. Vehrs	78	Director
Lawrence W. Lepard	68	Director
Daniel Oliver Jr.	53	Director
Clynton R. Nauman	76	Director

Directors serve as such until our next annual stockholder meeting, or until their successors are elected and qualified. Officers hold their positions at the will of the Board of Directors. As of July 31, 2025, there were no arrangements, agreements or understandings between non-management security holders and management under which non-management security holders may directly or indirectly participate in or influence the management of our company's affairs other than as disclosed in this Report.

Joseph Mullin, President and Chief Executive Officer

Joseph Mullin, age 52, was appointed Chief Executive Officer and President of the Company on September 23, 2023. Mr Mullin has over 25 years of experience in corporate finance, private equity, restructuring, and early-stage mineral exploration. Mr. Mullin is the Managing Member of Mount Arvon Partners LLC, and is currently the CEO, President and a Director of Pure Energy Minerals Ltd and an Independent Director of FireFox Gold Corp. and Mr. Mullin has been involved in the mining industry in the United States, Canada, Brazil, and Europe. Mr. Mullin holds a B.A.  from Harvard University.

Mihai Draguleasa, Chief Financial Officer, Treasurer

Mihai Draguleasa, age 45, was appointed as the Company's Chief Financial Officer and Treasurer on November 22, 2024. Mr. Draguleasa is a Chartered Professional Accountant (CPA - Canada) with over 15 years of accounting experience including in the mining and resource sector. His career developed with Deloitte LLP and Ernst & Young in Vancouver, British Columbia. His mining related financial experience includes financial reporting, corporate risk management, corporate strategy and planning, and investment evaluation. In addition to being the CFO for the Company, Mr. Draguleasa is also currently the CFO of Canagold Resources Ltd and Valhalla Metals Inc. Mr. Draguleasa holds a Bachelor of Engineering degree from the University of Transylvania (Romania).

Thomas I. Vehrs, Director

Dr. Thomas I. Vehrs, age 78, was appointed to the Company's Board of Directors on April 20, 2017.  Dr. Vehrs is a highly regarded and experienced exploration geologist with over 40 years of experience in the Americas. During his career, Dr. Vehrs has conducted and managed numerous exploration programs resulting in the discovery and delineation of major copper, gold and silver deposits, including the Los Pelambres porphyry copper deposit in Chile, the Northumberland sediment-hosted gold deposit in central Nevada, the Rio Blanco porphyry copper deposit in northern Peru and orogenic gold deposits in Central Guatemala. From 2006 to 2016, Dr. Vehrs held the position of Vice President of Exploration for Fortuna Silver Mines and was responsible for the development and execution of exploration programs at the Caylloma Mine in Peru and the San Jose Mine in southern Mexico.  During this period, Fortuna Silver Mines was successful in expanding the resources, reserves and production rate at the San Jose Mine resulting in a market capitalization in excess of $1 billion. Dr. Vehrs holds a Ph.D. in geology from Syracuse University and served as an officer in the U.S. Army Corps of Engineers.

Lawrence W. Lepard, Director

Lawrence W. Lepard, age 68, was appointed to the Company's Board of Directors on August 22, 2019. Mr. Lepard is a Managing Partner and Founder of Equity Management Associates, LLC, an investment partnership which has focused on investing in precious metals since 2008. Prior to EMA, Mr. Lepard spent 25 years as a professional investor and venture capitalist. From 1991 to 2004 he was one of two Managing Partners at Geocapital Partners in New Jersey which managed six venture capital partnerships, the last of which was $250 million. Geocapital was very active in technology, software and computer investing and invested heavily in the internet starting in 1993. Geocapital was the lead investor in Netcom, Inc., the first internet service provider to complete an initial public offering in 1996. Prior to Geocapital, Mr. Lepard spent seven years as a General Partner at Summit Partners in Boston, MA a large venture capital and private equity firm. Mr. Lepard serves as a Director for Lavras Gold Corp. and Cabral Gold Inc. Mr. Lepard holds an MBA with Academic Distinction from Harvard Business School and a BA in Economics from Colgate University.

Daniel Oliver Jr., Director

Daniel Oliver Jr., age 53, was appointed to the Company's Board of Directors on July 10, 2023.  Mr. Oliver manages Myrmikan Gold Fund LLC, which makes investments in the precious metals mining sector. In addition to his finance background, Mr. Oliver brings legal expertise to the Board, having graduated from Columbia Law School with honors in 2001 and practiced law at Simpson Thacher & Bartlett in New York as well as at Wallison & Wallison, a boutique law firm specializing in high-dollar business litigation and appeals in the financial sector.  Mr. Oliver obtained an MBA from INSEAD in 2005. After co-founding two venture companies, Mr. Oliver joined Bearing Capital, LLC, a private equity firm in Buenos Aires focused on Latin American commodities investments. He is also a director of Guanajuato Silver Co. Ltd and President of the Committee for Monetary Research & Education, an organization founded by prominent economists and businessmen in 1970 in opposition to the Bretton Woods monetary system.

Clynton R. Nauman

Clynton R. Nauman, age 76, was appointed to the Company's Board of Directors on September 7, 2023.  Mr. Nauman has more than 45 years of diversified operating experience in the mining industry ranging from exploration to mine construction and mine operations as well as business development, mine financing and senior management in the precious metals, base metals and coal sectors. Mr. Nauman also co-founded and grew a successful industrial environmental services company focused on reclamation of historical mine-related liabilities in Canada and the United States. Mr. Nauman holds an Honors Bachelor of Science in Geology from Otago University, New Zealand.

Other than Mr. Nauman, who serves as a director for Contango Ore, Inc., an NYSE listed company, none of our directors has been a director of any other company with a class of securities registered pursuant to section 12 of the Exchange Act or subject to the requirements of section 15(d) of the Exchange Act, or any company registered as an investment company under the Investment Company Act of 1940, during the past five years.

Family Relationships

There are no family relationships among any of our directors or executive officers.

Involvement in Certain Legal Proceedings

During the past ten years, none of the persons serving as our executive officers and/or directors have been the subject of any of the following legal proceedings that are required to be disclosed pursuant to Item 401(f) of Regulation S-K, including: (a) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (b) any criminal convictions or any criminal proceedings in which the person is a named subject (excluding traffic violations and other minor offenses); (c) any order, judgment, or decree permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities, commodities or banking activities; (d) any finding by a court, the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, any law or regulation respecting financial institutions or insurance companies, or any law or regulation prohibiting mail or wire fraud in connection with any business entity; or (e) any sanction or order of any self-regulatory organization, any registered entity, or any equivalent exchange, association, entity or other organization that has disciplinary authority over its members or persons associated with a member. Further, no such legal proceedings are believed to be contemplated by governmental authorities against any director or executive officer.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires a company's directors and officers, and persons who own more than 10% of any class of a company's equity securities which are registered under Section 12 of the Exchange Act, to file with the SEC initial statements of beneficial ownership on Form 3, reports of changes in ownership on Form 4, and annual reports on Form 5 concerning their ownership of and transactions concerning our common stock and other equity securities. Such officers, directors and 10% stockholders are also required to furnish the company with copies of all Section 16(a) reports they file. Based solely on our review of the copies of such forms received by the company, or written representations from the reporting persons as of the date of this Report, management believes that all Section 16(a) filing requirements applicable to directors, officers and 10% stockholders with respect to the fiscal year ended July 31, 2024 have been fulfilled, except that (a) Myrmikan Gold Fund, LLC filed one late report relating to one transaction, (b) Benjamin Mossman filed two late reports relating to four transactions, (c) Joseph Mullin filed one late report relating to one transaction, (d) Clynton Nauman filed one late report relating to one transaction, (e) Lawrence Lepard filed one late report relating to one transaction, (f) Thomas Vehrs filed one late report relating to one transaction, (g) Daniel Oliver filed one late report relating to one transaction, and (h) Mihai Draguleasa filed a late Form 3 (no transactions) and three late Form 4s (three transactions) and did not file a Form 5 annual report to report those three transactions, because he had not yet obtained EDGAR filer codes.

Audit Committee Financial Expert

Daniel Oliver Jr. is an "audit committee financial expert" within the meaning of Item 401(h)(1) of Regulation S-K. In general, an "audit committee financial expert" is an individual member of the audit committee who (a) understands generally accepted accounting principles and financial statements, (b) is able to assess the general application of such principles in connection with the accounting for estimates, reserves and accruals, (c) has experience preparing, auditing, analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by our company's financial statements, (d) understands internal controls over financial reporting, and (e) understands audit committee functions. We have determined that Mr. Oliver is an independent director as defined in Nasdaq Listing Rule 5605(a)(2).

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

Insider Trading Policies and Procedures

The Company's Code of Ethics (a copy of which is filed as Exhibit 13.1) contains provisions requiring the Company's executive officers to comply with certain insider trading requirements. The Company also follows certain practices that management believes are designed to promote compliance by its directors, officers and employees with insider trading laws, rules and regulations, including the listing standards of the CSE, but the Company has not formally adopted written insider trading policies and procedures. Management believes that the approach the Company has taken to date has been sufficient because the Company has a small number of directors, officers and employees who have been advised upon joining the Company about applicable insider trading prohibitions and are also notified of any mandated blackout periods The management and the Board of Directors are considering adopting formal insider trading policies and procedures.

Item 11. Executive Compensation.

The following table sets forth information with respect to the compensation awarded or paid to Joseph Mullin, our Chief Executive Officer and President, Benjamin W. Mossman, our former Chief Executive Officer and President, Mihai Draguleasa, our Chief Financial Officer and Treasurer, and Vince W. Boon, our former Chief Financial Officer and Treasurer (the "Named Executive Officers"), for all services rendered in all capacities to the Company during the past two fiscal years. As of July 31, 2025, we did not have any other executive officers or former executive officers who had received total compensation in excess of $100,000 during the fiscal year ended July 31, 2025. Pursuant to Item 402(m)(4) of Regulation S-K, we have omitted certain columns from the table since there was no compensation awarded to, earned by or paid to the Named Executive Officers that was required to be reported in such columns in either year.

Summary Compensation Table
Name and Principal Position	Year Ended July 31	Salary ($)	Stock Awards ($)	Option Awards(1) (2) ($)	Total ($)
Joseph Mullin, Chief Executive Officer	2025	132,000	Nil	508,167	640,167
	2024	112,933	Nil	26,280	139,213
Benjamin W. Mossman, Former Chief Executive Officer	2025	Nil	Nil	106,859	106,859
	2024	80,105 (3)	Nil	153,806	233,911
Mihai Draguleasa, Chief Financial Officer	2025	53,474	Nil	10,908	64,382
	2024	Nil	Nil	Nil	Nil
Vince W. Boon, Former Chief Financial Officer	2025	21,513	Nil	Nil	21,513
	2024	43,452	Nil	7,800	51,252

(1) See Note 13 of the notes to the audited financial statements included in the Company's annual report on Form 10-K for the year ended July 31, 2025 for a description of the assumptions made in the valuation of option awards.

(2) Represents share-based payments related to options vesting during the years presented.

(3) Out of this amount $22,500 represents salary paid, $23,855 vacation pay and $33,750 severance pay.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information relating to the options held by the Named Executive Officers as of July 31, 2025:

Outstanding Equity Awards at Fiscal Year-End
Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Option Exercise Price	Option Expiration Date	Number of Shares That Have Not Vested (#)	Market Value of Shares That Have Not Vested ($)
Joseph Mullin, Chief Executive Officer	412,241 1,006,750 812,410 2,790,000	$0.17 $0.10 $0.10 $0.10	May 1, 2029 September 19, 2029 March 25, 2030 May 22, 2030	Nil	Nil
Benjamin W. Mossman, former Chief Executive Officer	4,640 268,877 502,238 1,006,750	$0.26 $0.25 $0.17 $0.11	September 22, 2028 December 12, 2028 May 1, 2029 October 21, 2029	Nil	Nil
Mihai Draguleasa, Chief Financial Officer	60,000 60,000	$0.10 $0.10	March 25, 2030 May 22, 2030	Nil	Nil

Employment Agreements

Since September 23, 2023, Joseph Mullin has been providing services to the Company pursuant to a consulting agreement (the "Consulting Agreement"). Pursuant to the "Consulting Agreement" with an effective date as of September 23, 2023 (the "Effective Date") made among the Corporation, Mount Arvon Partners LLC (the "Consultant") and Joseph E. Mullin III, the owner of the Consultant, the Corporation engaged the Consultant to provide consulting services to the Corporation, including providing the services of Mr. Mullin on a 50% time commitment basis as the Corporation's Chief Executive Officer and President and, upon being elected or appointed as such, Director, of the Corporation. The term of the Consulting Agreement is on a month-to-month basis unless extended at any time by mutual agreement of the parties.

The Consulting Agreement provides that the Consultant shall be paid a monthly consulting fee of $11,000 and may also be paid discretionary bonuses in cash and/or stock if approved by the Corporation's Board of Directors. The Corporation will reimburse the Consultant for reasonable travel and other business expenses incurred by the Consultant in the performance of services under the Consulting Agreement, provided that any such expenses totalling more than $4,500 in any calendar month must be preapproved by the Board of Directors.  In addition, the Consulting Agreement provides that the Consultant will be granted stock options and/or restricted stock units ("RSUs") in accordance with the Corporation's stock option plan, subject to the approval of the Board of Directors and in accordance with the policies of the stock exchange on which the Corporation's shares are traded (the "Exchange"), and that all incentive awards granted to the Consultant will immediately become fully vested and exercisable on a change of control of the Corporation, subject to Exchange policies. The amount of the options and/or RSUs to be granted shall be targeted at 4% of the Corporation's shares on a fully diluted basis, with 1% vesting on the Effective Date and an additional 0.5% vesting at the beginning of each of the first six calendar quarters following the Effective Date to the extent the Agreement remains in force. To the extent that the Corporation is not able to issue the full targeted amount of options and/or RSUs on the Effective Date, the Corporation has agreed to provide the Consultant with a "make whole" bonus to cover the value of the shortfall up to a maximum of $1 million.

The Consultant may terminate the Consulting Agreement at any time upon 30 days' written notice to the Corporation. If the effective date of such a termination is at least 12 months after the Effective Date, the Consultant will be entitled to receive additional compensation. Additional compensation ("Additional Compensation"), which is based on market capitalization benchmarks determined at the date of termination, is as follows:  Three months' compensation if the Corporation's market capitalization exceeds $5 million, plus an additional six months' compensation if the Corporation's market capitalization exceeds $10 million, plus an additional six months' compensation if the Corporation's market capitalization exceeds $20 million, plus an additional eighteen months' compensation if the Corporation's market capitalization exceeds $30 million.  The Corporation may terminate the Consulting Agreement at any time without cause immediately after delivery of written notice to the Consultant, provided that the Corporation pays the Consultant three months' compensation plus any Additional Compensation as described above.  In the event of such a termination, the Consultant will also be entitled to exercise any vested stock options by the earlier of (i) the expiry date of the stock options, or (ii) 90 days from the termination date of the Consulting Agreement, unless another date is mutually agreed upon.

Subject only to any contrary agreement being established between the Corporation and the Consultant, if there is a change of control of the Corporation, the Consultant may receive, at the Consultant's option, upon the final court order and in advance of closing in a plan of arrangement, or after shareholder and court approval and within a three-month period of the change of control, the following additional compensation:  Three months' compensation, plus an additional three months' compensation if the change of control occurs when the Corporation's market capitalization exceeds $5 million, plus an additional six months' compensation if the change of control occurs when the Corporation's market capitalization exceeds $10 million, plus an additional six months' compensation if the change of control occurs when the Corporation's market capitalization exceeds $20 million, plus an additional eighteen months' compensation if the change of control occurs when the Corporation's market capitalization exceeds $30 million.

Until September 23, 2023, Benjamin W. Mossman provided services to the Company pursuant to an Executive Employment Agreement. On April 19, 2017, the Corporation entered into an executive employment agreement with Mr. Mossman, which was amended on April 16, 2018 (the "Executive Employment Agreement"). The Executive Employment Agreement which commenced on May 1, 2017 provided for an annual salary of $135,000 per year.  The Executive Employment Agreement included compensation provisions for Mr. Mossman if: there was a change of control, he was terminated without just cause, he resigned under circumstances contemplated in the Employment Agreement, or if he died while in the Corporation's employment.

The Corporation terminated the Executive Employment Agreement on September 23, 2023, but Mr. Mossman remained on the board of directors until October 30, 2024  and has served in an advisory capacity.  Mr. Mossman received 3 months' severance and has continued for the 18 month period following termination, to participate in certain of the Corporation's benefits and stock option plans, as contemplated by the Executive Employment Agreement. On September 20, 2024, the Corporation entered into an Amending Agreement with Mr. Mossman to revise certain items within the Executive Employment Agreement which provides that Mr. Mossman will, subject to the terms of the stock option plan and stock exchange policies, be provided the opportunity, during the remainder of his 18 month termination benefit period, to be granted options from time to time, equal to 5% of any new issuance of common stock by the Corporation, excluding any shares of common stock issued by the Corporation as a result of the exercise of incentive stock options. Mr. Mossman currently holds options to acquire1,782,505 shares of Common Stock.

On September 24, 2024, the Corporation and Mr. Mossman also entered into a consulting services agreement whereby Mr. Mossman provides, at the request of the Corporation, advisory services relating to certain technical, strategic planning and general business advice (the "Services") to the Corporation. The term of the consulting services agreement is in effect for a period of five years at a maximum of 40 hours per year for the Services requested by the Corporation. The appointment will be without remuneration, except when the Corporation requests Services, which will be provided at customary market rates, as agreed to from time to time by Mr, Mossman and the Corporation.  Mr. Mossman will be entitled to retain and be granted incentive stock options to purchase shares of the Corporation's common stock, pursuant to the terms of the Corporation's stock option plan.

Since November 22, 2025, Mihai Draguleasa has been providing services to the Company pursuant to a consulting agreement. Pursuant to a consulting services agreement dated November 14, 2024 (the "Stellar Agreement") with Stellar Strategy Business Services Inc ("Stellar") a management services company controlled by our CFO, Mihai Draguleasa, Stellar provides business advisory, finance, accounting, corporate administrative services as may be requested by the Corporation. Stellar also provided the Corporation with personnel for the positions of Chief Financial Officer, treasurer, controller and corporate secretary. The Stellar Agreement provided for a monthly fee of C$7,900 per month and continues on a month to month basis until terminated by the parties in accordance with its terms. In the event that either party wishes to terminate this Agreement, that party will be required to provide 60 days' written notice to the other party.

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

The following table sets out compensation for the year ended July 31, 2025 of those individuals who served as directors during that year but did not qualify as Named Executive Officers.

Name	Fees Earned or Paid in Cash	Option Awards (1)	Total
Murray G. Flanigan (2)	$5,000 (3)	$Nil (4)	$5,000
Thomas I. Vehrs	$20,000 (3)	$10,908 (4)	$30,908
John G. Proust (5)	$69,539 (6)	$Nil (4)	$69,539
Lawrence W. Lepard	$20,000 (3)	$10,908 (4)	$30,908
Daniel Oliver Jr.	$20,000 (3)	$26,379 (4)	$46,379
Clynton R. Nauman	$20,000 (3)	$10,908 (4)	$30,908

(1) See Note 13 of the notes to the audited financial statements included in the Company's Form 10-K annual report for the year ended July 31, 2025 for a description of the assumptions made in the valuation of option awards.

(2) Mr. Flanigan resigned as a director of the Company on October 30, 2024.

(3) Represents directors' fees.

(4) Represents share-based payments related to options granted during the year ended July 31, 2025.

(5) Mr. Proust resigned as a director of the Company on October 30, 2024.

(6) $5,000 represents director's fees and $64,539 represents fees paid to a management services company owned by John G. Proust.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the beneficial ownership of our common stock as of October 27, 2025 by (a) each person who serves as a director and/or is identified as a "Named Executive Officer" of Rise in Item 11, "Executive Compensation," above, and by all of our current directors and executive officers as a group, and (b) each person known by us to beneficially own more than 5.0% of any class of our voting securities.

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

For the purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named below, any shares that such person or group of persons has the right to acquire within 60 days of October 27, 2025 is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

Name and Address(11) of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)
Equinox Partners Investment Management, LLC 301 TRESSER BLVD, 13TH FL STAMFORD CT 06901	24,104,425 (2)	19.99%
Bilbo, LLC 90 PARK AVE FL 29 NEW YORK NY 10016-1318	26,566,167(10)	19.99%
Daniel Oliver Jr. (Director)	16,442,914 (3)	13.6%
Myrmikan Gold Fund, LLC 713 Silvermine Road New Canaan, Connecticut 06840	14,663,191 (4)	12.2%
Lawrence W. Lepard (Director)	5,209,101 (5)	4.3%
Joseph Mullin (CEO and President)	6,153,043 (6)	4.89%
Thomas I. Vehrs (Director)	437,775 (7)	*
Clynt Nauman (Director)	526,844 (8)	*
Mihai Draguleasa (CFO)	302,928 (9)	*
Executive officers and directors as a group (6 persons)	29,072,605	22.72%

*    Less than 1%

(1) Beneficial ownership is presented on a partially diluted basis, based on 120,370,467 shares of common stock issued and outstanding as of October 27, 2025. Pursuant to applicable SEC rules, options, warrants or other convertible securities currently exercisable or convertible, or exercisable or convertible within 60 days, are counted as outstanding for computing the percentage of the person holding such options, warrants or other convertible securities, but are not counted as outstanding for computing the percentage of any other person.

(2) Equinox Partners Investment Management, LLC (“Equinox Partners”), as the investment manager, controls and directs 23,892,684 shares of common stock acquired through the following funds (collectively, the “Funds” -: Stichting LGP; Equinox Partners, LP; Mason Hill Partners, LP; Equinox Partners Precious Metals Master Fund, LP; Lichfield, LP. The Funds are the beneficial owners under the control and direction of Equinox Partners of  9,146,342 warrants exercisable at a price of $0.15 until May 8, 2028 and 5,600,000 warrants exercisable at a price of $0.45 per share until October 24, 2028. Pursuant to the terms of the warrants, no shares of common stock will be issued by the Corporation on the conversion of the warrants, if, as a result of the issuance of such shares of common stock, Equinox Partners’ (together with its affiliates and any other persons or entities acting as a group together with Equinox Partners or any of its affiliates), beneficial ownership of the shares of common stock of the Corporation would exceed 19.99% (the “Restrictions”). With the Restrictions in effect, Equinox Partners has direction and control over 24,104,425 shares of common stock beneficially owned by the Funds, representing in the aggregate 19.99% of the 120,370,467 issued and outstanding shares of common stock on a partially diluted basis after giving effect to the exercise of certain of the warrants beneficially owned by the Funds (for certainty, without giving effect to the exercise of any other securities of the Corporation).

(3) Daniel Oliver Jr., a director, holds 1,210,653 shares of common stock. Mr. Oliver also holds 569,070 stock options, 94,070 of which are exercisable into common stock at a price of $0.26 per share until September 22, 2028, 200,000 of which are exercisable into common stock at a price of $0.25 per share until December 12, 2028, 15,000 of which are exercisable into common stock at a price of $0.17 per share until May 1, 2029, 60,000 of which are exercisable into shares of common stock at a price of $0.10 per share until March 25, 2030, and 200,000 of which are exercisable into shares of common stock at a price of $0.10 per share until May 22, 2030. Mr. Oliver has entered into a warrant standstill agreement with the company dated April 9, 2024, as amended on April 29, May 1 and September 12, 2024 and May 8, 2025, pursuant to which Mr. Oliver has agreed not to exercise 945,326 warrants (the "Oliver Warrants") he holds, of which  300,526 are exercisable into common stock at a price of $0.158 per share until April 29, 2027, 340,000 are exercisable into common stock at a price of $0.115 per share until September 12, 2028, and 304,800 are exercisable into common stock at a price of $0.15 per share until May 8, 2028.  The standstill agreement will remain in effect until terminated by Mr. Oliver upon 61 days' written notice to the company. On that basis, Mr. Oliver currently does not beneficially own the shares underlying the Oliver Warrants, as defined for purposes of Section 13(d) of the Exchange Act. Mr. Oliver is deemed to indirectly beneficially own the securities that are beneficially owned by Myrmikan Gold Fund LLC. See note (4).

(4) Myrmikan Gold Fund, LLC (“Myrmikan”) holds 14,663,191 shares of common stock. Myrmikan has entered into a warrant standstill agreement with the company dated April 9, 2024, as amended October 10, 2024 and May 8, 2025 pursuant to which Myrmikan has agreed not to exercise 9,367,685 warrants (the “Myrmikan Warrants”), of which 750,000 are exercisable into common stock at a price of $0.26 per share until November 7, 2025, 140,000 are exercisable into common stock at a price of $0.26 per share until December 7, 2025, 1,350,000 are exercisable into common stock at a price of $0.158 per share until April 9, 2027, 2,882,514 are exercisable into common stock at a price of $0.1735 per share until October 10, 2028, 3,245,171 are exercisable into common stock at a price of $0.15 per share until May 8, 2028, and 1,000,000 are exercisable into common stock at a price of $0.45 per share until October 24, 2025. The standstill agreement will remain in effect until terminated by Myrmikan upon 61 days' written notice to the Corporation. On that basis, Myrmikan currently does not beneficially own the shares underlying any of the Myrmikan Warrants, as defined for purposes of Section 13(d) of the Exchange Act. Daniel Oliver Jr., one of our directors, is the managing member of Myrmikan. Myrmikan Capital, LLC, an investment adviser, is the manager of Myrmikan (the "Manager"). Mr. Oliver owns a 97.5% membership interest in, and is the manager of, the Manager. As the manager of Myrmikan, the Manager is deemed to share beneficial ownership of the shares beneficially owned by Myrmikan. As the manager of the Manager, Mr. Oliver is likewise deemed to share beneficial ownership of the shares beneficially owned by Myrmikan and the Manager.

(5) Lawrence W. Lepard, a director, holds 977,405 shares of common stock and indirectly beneficially owns an additional 135,000 shares of common stock through his children and 904,000 shares of common stock held by Sea View Investments, LLC. Mr. Lepard also holds 387,775 stock options, 100,000 of which are exercisable into common stock at a price of $0.65 per share until February 7, 2027, 105,000 of which are exercisable into common stock at a price of $0.53 per share until February 21, 2028, 47,775 of which are exercisable into common stock at a price of $0.25 per share until December 12, 2028, 15,000 of which are exercisable into common stock at a price of $0.17 per share until May 1, 2029, 60,000 of which are exercisable into common stock at a price of $0.10 per share until March 25, 2030, and 60,000 of which are exercisable into common stock at a price of $0.10 per share until May 22, 2030.  Mr. Lepard holds 105,265 warrants which are exercisable into common stock at a price of $0.158 per share until April 29, 2027. Mr. Lepard is the sole member and a manager of EMA GARP GP, LLC, which is the general partner of EMA GARP FUND, LP, and as such is deemed to indirectly beneficially own the securities that are beneficially owned by EMA GARP FUND, LP.  EMA GARP FUND, LP holds 2,559,656 shares of common stock and 140,000 warrants which are exercisable into common stock at a price of $0.26 per share until November 7, 2025.

(6) Joseph Mullin, our Chief Executive Officer and President holds 721,095 shares of common stock, 410,547 warrants, 83,333 of which are exercisable into common stock at a price of $0.26 per share until November 7, 2025, 105,263 of which are exercisable into common stock at a price of $0.158 per share until April 9, 2027, 121,951 of which are exercisable into common stock at a price of $0.15 per share until May 8, 2028, and 100,000 of which are exercisable into common stock at a share price of $0.45 until October 24, 2025 and 5,021,401 stock options held indirectly through Mount Arvon Partners LLC, a company wholly owned by Mr. Mullin, 412,241 of which are exercisable into shares of common stock at a price of $0.17 per share until May 1, 2029, 1,006,750 of which are exercisable into shares of common stock at a price of $0.10 per share until September 29, 2029, 812,410 of which are exercisable into shares of common stock at a price of $0.10 per share until March 25, 2030, and 2,790,000 of which are exercisable into shares of common stock at a price of $0.10 per share until May 22, 2030.

(7) Thomas I. Vehrs, a director, holds 25,000 shares of common stock and 412,775 stock options, 100,000 of which are exercisable into common stock at a price of $0.65 per share until February 7, 2027, 105,000 of which are exercisable into common stock at a price of $0.53 per share until February 21, 2028, 25,000 of which are exercisable into common stock at a price of $0.26 per share until September 22, 2028, 47,775 of which are exercisable into common stock at a price of $0.25 per share until December 12, 2028, 15,000 of which are exercisable into common stock at a price of $0.17 per share until May 1, 2029, 60,000 of which are exercisable into common stock at a price of $0.10 per share until March 25, 2030, and 60,000 of which are exercisable into common stock at a price of $0.10 per share until May 22, 2030.

(8) Clynton R. Nauman, a director, holds 166,666 shares of common stock, 83,333 warrants which are exercisable into common stock at a price of $0.26 per share until November 7, 2025 and 276,845 stock options, 94,070 of which are exercisable into common stock at a price of $0.26 per share until September 22, 2028, 47,775 of which are exercisable into common stock at a price of $0.25 per share until December 12, 2028 and 15,000 of which are exercisable into common stock at a price of $0.17 per share until May 1, 2029, 60,000 of which are exercisable into common stock at a price of $0.10 per share until March 25, 2030, and 60,000 of which are exercisable into common stock at a price of $0.10 per share until May 22, 2030.

(9) Mihai Draguleasa, our Chief Financial Officer and Treasurer, holds 120,000 stock options, 60,000 of which are exercisable into common stock at a price of $0.10 per share until March 25, 2030 and 60,000 of which are exercisable into common stock at a price of $0.10 per share until May 22, 2030. Through a company, Lazuli CPA Inc which he owns 100%, Mr. Draguleasa indirectly beneficially owns an additional 121,952 shares of common stock and 60,976 warrants which are exercisable into common stock at a price of $0.15 until May 8, 2025.

(10) Bilbo LLC holds 14,051,868 shares of common stock and 14,051,868 warrants exercisable at a price of $0.45 per share until October 24, 2028. Pursuant to the terms of the warrants, no shares of common stock will be issued by the Corporation on the conversion of the warrants, if, as a result of the issuance of such shares of common stock, Bilbo LLC’s (together with its affiliates and any other persons or entities acting as a group together with Bilbo LLC or any of its affiliates), beneficial ownership of the shares of common stock of the Corporation would exceed 19.99% (the “Restrictions”). With the Restrictions in effect, Bilbo LLC has control over 26,566,167 shares of common stock, representing in the aggregate 19.99% of the 120,370,467 issued and outstanding shares of common stock on a partially diluted basis after giving effect to the exercise of certain of the warrants beneficially owned by Bilbo LLC (for certainty, without giving effect to the exercise of any other securities of the Corporation).

(11) Except as otherwise disclosed in the table above, the address of each person listed below is c/o Rise Gold Corp., 345 Crown Point Circle, Suite 600 Grass Valley, CA 95945.

Changes in Control

We are not aware of any arrangements, including any pledge by any person of its securities, the operation of which may at a subsequent date result in a change in control of our company.

Securities Authorized for Issuance Under Equity Compensation Plans

On March 23, 2016, the Board of Directors approved the adoption of an incentive stock option plan that provides for the granting of options representing up to 10% of our common stock to its directors, officers, employees and consultants (the "Plan"). As of July 31, 2025, options to purchase 8,740,371 shares at prices of between $0.10 and $0.65 per share are outstanding to 11 persons under the Plan.

On October 17, 2025, the Board of Directors adopted a new 10% rolling long-term incentive plan. Under the new proposed long-term incentive plan the Company may issue stock options, deferred share units, restricted share units, performance share units, and share appreciation rights. The plan will become effective if approved by the stockholders of the Company at the annual meeting scheduled for November 19, 2025.

Equity Compensation Plan Information

As of July 31, 2025

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under the equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by shareholders	8,740,371	$0.15	496,676
Equity compensation plans not approved by shareholders	-	-	-
Total	8,740,371	$0.15	496,676

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

On April 17, 2018, we entered into a consulting agreement with J. Proust & Associates Inc. ("JPA"), a management services company owned by one of our directors, John Proust. JPA agreed to provide the Company with such business advisory, finance, accounting and corporate administrative services as may be requested by the Company, including a Chief Financial Officer, a Controller and Corporate Secretary, plus use of a fully furnished office, for a monthly fee of C$7,100, or C$85,200 on an annualized basis. The agreement provides that the Company may grant stock options to JPA or its employees, as determined by the Board of Directors from time to time. The agreement had a one-year term that commenced on April 17, 2018. On December 13, 2018, the parties amended the agreement to increase the compensation to C$15,000 per month, or C$180,000 on an annualized basis, and to revise the term of the agreement, with a new one-year term commencing on January 1, 2019 that continues thereafter on a month-to-month basis, unless the agreement is terminated by the parties in accordance with its terms. During the year ended July 31, 2025, the Company paid $64,539 to JPA under this agreement. The agreement ended on January 31, 2025.

Daniel Oliver Jr. is the manager of Myrmikan Capital, LLC, which, in turn, is the manager of Eridanus Capital, LLC ("Eridanus"). Eridanus provided a secured loan to our wholly owned subsidiary, Rise Grass Valley in 2019. Mr. Oliver currently has a 20% membership interest in Eridanus. Mr. Oliver was appointed to our Board of Directors on July 10, 2023.

Rise Grass Valley and Eridanus entered into a loan agreement dated for reference August 30, 2019 (the "Loan Agreement") pursuant to which Eridanus provided a $1,000,000 secured loan (the "Loan") to Rise Grass Valley. As partial consideration for entering into the Loan Agreement, we issued 1,150,000 share purchase warrants to Eridanus. Each warrant entitled Eridanus to purchase one share of our common stock at a price of CAD$1.00 per share for a period of 3 years from the date of issuance of the warrants, which expiry date has been extended to September 9, 2024. Eridanus subsequently transferred its warrants to its members. As a result, Mr. Oliver acquired 374,000 of those warrants. The Loan Agreement provided for an initial term of two years, with interest payable at 10% per annum compounded monthly, and an option to extend the term for an additional two years with interest payable at 20% per annum compounded monthly for the third year and at 25% per annum compounded monthly for the fourth year. Rise Grass Valley exercised the option to extend the term of the loan. Pursuant to an agreement dated January 27, 2023, Eridanus agreed to extend the maturity date of the Loan by one year to September 4, 2024 and to reduce the interest rate from 25% to 15% per annum compounded monthly for a period of 12 months from February 17, 2023. After February 17, 2024, the rate of interest reverted to 25% per annum compounded monthly. We issued an aggregate of 575,000 share purchase warrants to the members of Eridanus in proportion to their respective interests. As a member of Eridanus, Mr. Oliver acquired 115,000 of those warrants. Each warrant entitles the holder to acquire one share of our common stock at an exercise price of US$0.60 until February 17, 2025. In May 2025, we repaid the outstanding balance of the loan. See  note 10(a) of the July 31, 2025 audited financial statement  for more details.

As at July 31, 2025, $Nil was owed to Eridanus under the Loan Agreement.

On October 10, 2024, Rise Grass Valley finalized a secured loan agreement with Myrmikan Gold Fund, LLC ("Myrmikan") for a $500,000 loan which will be used for the Company's working capital. The Myrmikan loan has a term of 4 years with an interest rate of 15% per annum with interest accruing and payable along with the principal upon maturity. The Company issued 2,882,514 share purchase warrants at an exercise price of $0.1735 with a 4 year expiry period as additional consideration for advancing the Myrmikan loan. The Myrmikan loan may be repaid prior to the maturity date, in whole or in part, provided that all accrued interest is paid. The Myrmikan loan will be secured against the assets of the Company and its subsidiary. In May 2025, we repaid the outstanding balance of the loan. See  note 10(b) of the July 31, 2025 audited financial statement  for more details.

As at July 31, 2025, $Nil was owed to Myrmikan under the Loan Agreement.

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

We have determined that, Lawrence Lepard, Clynton Nauman, Daniel Oliver, and Thomas Vehrs meet this definition of independence.

Item 14. Principal Accountant Fees and Services.

The following table shows the fees billed by our company's auditor, Davidson & Company LLP Chartered Professional Accountants, for the fiscal years ended July 31, 2025 and 2024, and a summary of the services provided under each category follows the table:

	July 31, 2025 (C$)	July 31, 2024 (C$)
Audit Fees	109,166	87,171
Audit-Related Fees	5,061	-
Tax Fees	-	-
All Other Fees	-	-

Audit Fees consist of fees billed for professional services rendered for the audit of the consolidated financial statements and review of the quarterly interim consolidated financial statements.

Audit-Related fees consist of the review of SEC comment letters and management responses.

Tax Fees consist of tax compliance fees and other tax planning advisory services.

All Other Fees: There were no fees billed by Davidson & Company for professional services rendered for other compliance purposes for the years ended July 31, 2025 and 2024.

Our Board of Directors has established pre-approval policies and procedures, pursuant to which the Board approved the foregoing audit and audit-related services provided by Davidson & Company in fiscal years 2025 and 2024 consistent with the Board's responsibility for engaging our company's independent auditors.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) The following financial statements are being filed as part of this Report:

Consolidated Financial Statements of Rise Gold Corp.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of July 31, 2025 and 2024

Consolidated Statement of Operations and Comprehensive Loss for the years ended July 31, 2025 and 2024

Consolidated Statement of Cash Flows for the years ended July 31, 2025 and 2024

Consolidated Statement of Stockholders' Equity (Deficit) for the years ended July 31, 2025 and 2024

Notes to the Consolidated Financial Statements

(b) The following exhibits are being filed as part of this Report:

Number	Exhibit Description

3.1	Articles of Incorporation, as amended through March 29, 2017 (1)

3.2	Certificate of Change made effective December 16, 2019 (2)

3.3	Certificate of Amendment dated September 18, 2020 (2)

3.4	Bylaws (3)

4.1	Description of Capital Stock (4)

10.1	Incentive Stock Option Plan dated March 23, 2016 (1)

10.2	Employment Agreement with Benjamin Mossman dated as of April 19, 2017 (1)

10.3	April 16, 2018 Amendment to the Employment Agreement with Benjamin Mossman dated as of April 19, 2017 (5)

10.4	Consulting Agreement with Mount Arvon Partners LLC and Joseph Mullin dated as of September 23, 2023 for provision of Chief Executive Officer services (6)

10.5	Consulting Agreement with Stellar Strategy Business Services Inc. dated November 14, 2024 for provision of Chief Financial Officer and Corporate Secretary services through Mihai Draguleasa and Catherine Cox (6)

10.6	Material agreements related to our October 1, 2024 $2.5 million sale of land (7)

10.7	Material agreements related to our October 1, 2024 $1.8 million sale of land (7)

10.8	Option Agreement dated November 25, 2024 related to the buyback provision of 66 acres of land sold (7)

13.1	Code of Ethics (8)

21.1	Subsidiaries of the registrant (1)

23.1	Consent of Davidson & Company

31.1	Certificate of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Schema Linkbase Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

(6) Included as an exhibit to our Form S-1 registration statement filed on July 14, 2025 and incorporated herein by reference.

(7) Included as an exhibit to our Form 10-Q Amendment No. 1 filed on April 18, 2025 and incorporated herein by reference.

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

Date:  October 27, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Joseph Mullin

Joseph Mullin

President and Chief Executive Officer

(Principal Executive Officer)

October 27, 2025

/s/ Mihai Draguleasa

Mihai Draguleasa

Chief Financial Officer and Treasurer

(Principal Financial and Accounting Officer)

October 27, 2025

/s/ Thomas Vehrs

Dr. Thomas Vehrs

Director

October 27, 2025

/s/ Lawrence Lepard

Lawrence Lepard

Director

October 27, 2025

/s/ Daniel Oliver Jr.

Daniel Oliver Jr.

Director

October 27, 2025

/s/ Clynt Nauman

Clynt Nauman

Director

October 27, 2025