Form 10-Q
period 2025-10-31
Rise Gold Corp.
filed 2025-12-15
CIK 1424864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2025

❏ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-53848

RISE GOLD CORP.

(Exact name of registrant as specified in its charter)

Nevada	30-0692325
(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)

345 Crown Point Circle, Suite 600
Grass Valley, CA 95945

(Address of principal executive offices) (Zip Code)

(530) 433-0188

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

As of December 15, 2025, the registrant had 123,020,467 shares of common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

The condensed consolidated interim financial statements of Rise Gold Corp. ("we", "us", "our", the "Company", or the "registrant"), a Nevada corporation, included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission. Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, the condensed consolidated interim financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company in the Company's Form 10-K for the fiscal year ended July 31, 2025.

RISE GOLD CORP.

(AN EXPLORATION STAGE COMPANY)

CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

PERIOD ENDED OCTOBER 31, 2025

RISE GOLD CORP.

(An Exploration Stage Company)

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

(Expressed in United States Dollars)

(Unaudited)

AS AT	October 31, 2025	July 31, 2025
ASSETS
Current
Cash and cash equivalents (Note 3)	$9,414,926	$2,783,348
Receivables	14,017	23,057
Prepaid expenses (Note 4)	142,037	74,274
Assets held for sale (Note 6)	-	100,000
Total current assets	9,570,980	2,980,679

Non-current
Mineral property interests (Note 5)	197,499	197,499
Note receivable (Note 5)	1,197,060	1,188,701
Deferred financing assset (Note 10)	67,610	75,628
Total assets	$11,033,149	$4,442,507

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current
Accounts payable and accrued liabilities	$1,108,400	$762,620
Deposit liability (Note 6)	-	100,000
Payable to related parties (Note 8)	224,463	187,801
Total current liabilities	1,332,863	1,050,421

Non-current
Credit facility (Note 10)	228,098	129,001
Total liabilities	1,560,961	1,179,422

Stockholders’ equity
Capital stock, $0.001 par value, 400,000,000 shares authorized;
120,370,467 shares issued and outstanding at October 31, 2025 (Note 11)	120,370	92,370
Additional paid-in capital (Note 11)	44,300,245	36,769,774
Cumulative translation adjustment	(104,084)	(104,084)
Deficit	(34,844,343)	(33,494,975)
Total stockholders' equity	9,472,188	3,263,085

Total liabilities and stockholders' equity	$11,033,149	$4,442,507

Nature and continuance of operations (Note 1)

Contingency (Note 7)

Subsequent events (Note 14)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

RISE GOLD CORP.

(An Exploration Stage Company)

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

(Expressed in United States Dollars)

(Unaudited)

	Three months ended October 31, 2025	Three months ended October 31, 2024

EXPENSES
Accretion expense (Note 10)	$8,018	$29,859
Consulting	50,028	55,106
Directors' fees	20,000	30,000
Filing and regulatory	25,716	23,997
Foreign exchange (gain) loss	2,794	2,127
General and administrative	113,595	74,365
Geological, mineral, and prospect costs (Note 5)	64,644	45,162
Interest expense (Note 10)	3,915	96,201
Professional fees	513,775	100,881
Promotion and shareholder communication	24,000	8,187
Share-based compensation (Note 11)	564,240	162,508
Loss	$(1,390,725)	$(628,393)
Interest income	41,357	-
Net loss and comprehensive loss for the period	$(1,349,368)	$(628,393)
Basic and diluted loss per common share	$(0.01)	$(0.01)
Weighted average number of common shares outstanding (basic and diluted)	94,524,313	55,785,106

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

RISE GOLD CORP.

(An Exploration Stage Company)

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

(Expressed in United States Dollars)

(Unaudited)

	Three months ended October 31, 2025	Three months ended October 31, 2024

CASH FLOWS FROM OPERATING ACTIVITIES
Loss for the period	$(1,349,368)	$(628,393)
Items not involving cash
Interest expense	3,915	96,201
Share-based compensation	564,240	162,508
Accretion expense	8,018	29,859
Interest income note receivable amortization	(8,359)	-
Legal expenses added to line of credit facility	95,182	-
Non-cash working capital item changes:
Receivables	9,040	10,818
Prepaid expenses	(67,763)	(34,677)
Accounts payable and accrued liabilities	341,511	(50,373)
Related party payables	36,662	(40,927)
Net cash used in operating activities	(366,922)	(454,984)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from mineral property contracted for sale	-	21,000
Net cash provided by investing activities	-	21,000

CASH FLOWS FROM FINANCING ACTIVITIES
Private placement, net of issuance cost	6,998,500	-
Proceeds from loan	-	500,000
Line of credit repayment	-	(30,000)
Net cash provided by financing activities	6,998,500	470,000

Change in cash and cash equivalents for the period	6,631,578	36,016
Cash and cash equivalents, beginning of period	2,783,348	243,669
Cash and cash equivalents, end of period	$9,414,926	$279,685

Supplemental disclosure with respect to cash flows (Note 12)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

RISE GOLD CORP.

(An Exploration Stage Company)

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF STOCKHOLDERS' EQUITY

(Expressed in United States Dollars)

(Unaudited)

	Capital Stock		Additional Paid-in Capital	Cumulative Translation Adjustment

	Number	Amount			Deficit	Total

Balance as at July 31, 2024	55,785,106	$55,785	$32,660,586	$(104,084)	$(30,234,617)	$2,377,670
Warrants issued for loans	-	-	488,775	-	-	488,775
Share-based compensation	-	-	162,508	-	-	162,508
Loss for the period	-	-	-	-	(628,393)	(628,393)
Balance as at October 31, 2024	55,785,106	$55,785	$33,311,869	$(104,084)	$(30,863,010)	$2,400,560

Balance as at July 31, 2025	92,370,467	$92,370	$36,769,774	$(104,084)	$(33,494,975)	$3,263,085
Shares issued for cash, net of issuance cost	28,000,000	28,000	6,966,231	-	-	6,994,231
Share-based compensation	-	-	564,240	-	-	564,240
Loss for the year	-	-	-	-	(1,349,368)	(1,349,368)
Balance as at October 31, 2025	120,370,467	$120,370	$44,300,245	$(104,084)	$(34,844,343)	$9,472,188

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

RISE GOLD CORP.
(An Exploration Stage Company)
NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE-MONTH PERIOD ENDED OCTOBER 31, 2025
(Expressed in United States Dollars)
(Unaudited)

1. NATURE AND CONTINUANCE OF OPERATIONS

Rise Gold Corp. (the "Company") was originally incorporated as Atlantic Resources Inc. in the State of Nevada on February 9, 2007, and is an exploration stage company.  On April 11, 2012, the Company merged with its wholly owned subsidiary, Patriot Minefinders Inc., a Nevada corporation, to effect a name change to Patriot Minefinders Inc. On January 14, 2015, the Company completed a name change to Rise Resources Inc. in the same manner. On March 29, 2017, the Company changed its name to Rise Gold Corp. These mergers were carried out solely for the purpose of effecting these changes of names.

On September 18, 2020, the Company increased its authorized capital from 40,000,000 shares to 400,000,000 shares.

On January 29, 2016, the Company completed an initial public offering in Canada and began trading on the Canadian Securities Exchange ("CSE") on February 1, 2016.

The Company is in the early stages of exploration and as is common with any exploration company, it raises financing for its acquisition activities. The accompanying condensed interim consolidated financial statements have been prepared on the going concern basis, which presumes that the Company will continue operations for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of business. The Company incurred a loss of $1,349,368 for three months period ended October 31, 2025 and has accumulated a deficit of $34,844,343. The ability of the Company to continue as a going concern is dependent on the Company's ability to maintain continued support from its shareholders and creditors and to raise additional capital and implement its business plan. There is no assurance that the Company will be able to obtain adequate financing in the future or that such financing will be on terms advantageous to the Company. Based on working capital at October 31, 2025, management estimates that it does have sufficient funds to continue operations for the ensuing 12 months from the date of these financial statements.

On October 31, 2025, the Company had working capital surplus of $8,238,117 (July 31, 2025 - working capital surplus of $1,930,258).

2. BASIS OF PREPARATION

Generally Accepted Accounting Principles

These unaudited condensed consolidated interim financial statements have been prepared in conformity with generally accepted accounting principles of the United States of America ("US GAAP") and the rules and regulations of the Securities and Exchange Commission ("SEC") for financial information with the instructions to Form 10-Q and Regulation S-K. Results are not necessarily indicative of results which may be achieved in the future. The unaudited condensed consolidated interim financial statements should be read in conjunction with the Company's Annual Report on Form 10-K, which contains the audited financial statements and notes thereto, together with Management's Discussion and Analysis, for the year ended July 31, 2025. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such SEC rules and regulations. These financial statements follow the same accounting policies in the annual financial statements. The operating results for the three months ended October 31, 2025, are not necessarily indicative of the results that may be expected for the year ending July 31, 2026.

RISE GOLD CORP.
(An Exploration Stage Company)

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE-MONTH PERIOD ENDED OCTOBER 31, 2025
(Expressed in United States Dollars)
(Unaudited)

2. BASIS OF PREPARATION (continued)

Basis of Consolidation

These condensed consolidated interim financial statements include the accounts of the Company and its wholly owned subsidiary, Rise Grass Valley Inc. All significant intercompany accounts and transactions have been eliminated on consolidation.

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

The accounts of subsidiaries are prepared for the same reporting period as the parent company, using consistent accounting policies. Intercompany transactions, balances, and unrealized gains or losses on transactions are eliminated upon consolidation.

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

3. CASH AND CASH EQUIVALENTS

As at October 31, 2025, the balance of cash and cash equivalents is $9,414,926 (July 31, 2025: $2,783,348) of which $Nil (July 31, 2025: $Nil) is cash equivalents related to Guaranteed Investment Certificates or other cash equivalents held during the period.

4. PREPAID EXPENSES

	October 31, 2025	July 31, 2025
Current
Insurance	$49,288	$-
Deposits	88,399	63,399
Investor relations	4,350	10,875
Total	$142,037	$74,274

RISE GOLD CORP.
(An Exploration Stage Company)

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE-MONTH PERIOD ENDED OCTOBER 31, 2025
(Expressed in United States Dollars)
(Unaudited)

5. MINERAL PROPERTY INTERESTS

The Company's mineral properties balance consists of:

Idaho-Maryland, California
July 31, 2025	$197,499
October 31, 2025	$197,499

Title to mineral properties

Title to mineral properties involves certain inherent risks due to the difficulties of determining the validity of certain mineral titles. Additionally, the potential for problems arising from the frequently ambiguous conveying history characteristic of many mineral properties also exist. As at October 31, 2025, the Company holds title to the Idaho-Maryland Gold Mine Property.

As of October 31, 2025, the management does not consider that there are events or changes in circumstances to indicate that the carrying amount of the asset group may not be recoverable. As of the date of these consolidated financial statements, the Company has not established any proven or probable reserves on its mineral properties and has incurred only acquisition and exploration costs.

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

In connection with the option agreement, the Company agreed to pay a cash commission of $140,000, equal to 7 per cent of the purchase price of $2,000,000; the commission was settled on January 25, 2017, through the issuance of 92,000 units valued at C$2.00 per unit. Each unit consists of one share of common stock and one transferable share purchase warrant exercisable into one share of common stock at a price of C$4.00 for a period of two years from the date of issuance. On January 24, 2019, these warrants expired unexercised. The Company also incurred additional transaction costs of $109,053, which have been included in the carrying value of the Idaho-Maryland Gold Mine.

RISE GOLD CORP.
(An Exploration Stage Company)

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE-MONTH PERIOD ENDED OCTOBER 31, 2025
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

As at October 31, 2025, the Company has incurred cumulative exploration expenditures of $9,700,978 on the Idaho-Maryland Gold Mine property as follows:

	Three months ended October 31, 2025	Year ended July 31, 2025

Idaho-Maryland Gold Mine expenditures:
Opening balance	$9,636,334	$9,539,814

Consulting	56,398	64,000
Rent	7,131	28,473
Supplies and office	1,115	4,047
Total expenditures for the period	$64,644	$96,520

Closing balance	$9,700,978	$9,636,334

RISE GOLD CORP.
(An Exploration Stage Company)

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE-MONTH PERIOD ENDED OCTOBER 31, 2025
(Expressed in United States Dollars)
(Unaudited)

5. MINERAL PROPERTY INTERESTS (continued)

Idaho-Maryland Gold Mine Property, California (continued)

On October 1, 2024, the Company contracted to sell 66 acres of surface rights located adjacent to the Company's Idaho-Maryland Mine Property.

The sale transaction is subject to two sale agreements with the same arm's length third party. The first agreement covers 16 acres of land for a total consideration of $1,800,000, and that contract closed on November 27, 2024, with the payment of half the sale price, minus certain deductions. The Company paid $816,941 of the proceeds towards the Eridanus loan. The other half of the purchase price ($900,000) is due on November 27, 2026. The buyer will pay monthly interest at an annual rate of 5% per year on the balance of the purchase price until it is paid in full. The $900,000 note receivable, which was secured by surface rights, had a fair value of $851,852 on November 27, 2024, calculated based on an estimated 8% market interest rate. On January 14, 2025, the Company and the buyer negotiated a discounted, accelerated payment whereby the Company received $702,000 in settlement of the second $900,000 payment due in November 2026. The carrying value of the note receivable on settlement date was $857,727, resulting in a loss on settlement of $155,727.

The second sale agreement covers 50 acres of land for a total sale price of $2,500,000 and closed on May 27, 2025, at which point half of the sale price was paid, with the other half due on May 27, 2027. The buyer paid $12,500 per month until closing, with the payments applied against the purchase price. Commencing on the closing date, the buyer will pay monthly interest at an annual rate of 5% per year on the balance of the purchase price until it is paid in full. Rise and the purchaser have also executed an option agreement whereby the Company may repurchase the 66 acres of land being sold for the sale price plus the cost of any capital improvements plus an increase of five percent per year on the condition that Rise acquires final government approvals to perform mining operations at the I-M Mine Property.

At October 31, 2025 the following is the continuity of the $1,250,000 note receivable:

Discounted fair value on May 27, 2025	$1,183,128
Interest income earned to July 31, 2025	$5,573
Balance at July 31, 2025	$1,188,701
Interest income earned to October 31, 2025	$8,359
Balance at October 31, 2025	$1,197,060

              The estimated market interest rate used to discount the note receivable secured by the surface rights was 8%.

RISE GOLD CORP.
(An Exploration Stage Company)

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE-MONTH PERIOD ENDED OCTOBER 31, 2025
(Expressed in United States Dollars)
(Unaudited)

6. EQUIPMENT

Cost	Drilling equipment
At July 31, 2023	$644,847
At July 31, 2024	$644,847
At July 31, 2025 and October 31, 2025	$-

Accumulated depreciation
At July 31, 2023	$116,382
Depreciation	$16,935
At July 31, 2024	$133,317
Depreciation	$-
At July 31, 2025 and October 31, 2025	$-

Total carrying value, July 31, 2023	$528,465
Total carrying value, July 31, 2024	$511,530
Assets held for sale	$(511,530)
Total carrying value, July 31, 2025 and October 31, 2025	$-

Assets Held for Sale

During the year ended July 31, 2024, the Company approved a plan to sell its drilling equipment. The drilling equipment had a net carrying amount of $511,530 and was reclassified as an asset held for sale, with no impairment loss recognized. In May 2025, the Company entered into an agreement to sell its drilling equipment for a sale price of $100,000 plus $100,000 in contingent payments. $100,000 was received in June 2025 and was recognized as a deposit liability. Subsequent payments of $50,000 payable for each of the two drilling rigs sold may be received when each rig drills its first hole to a depth of 200m, no later than four months following delivery. In connection with the sale agreement, a loss of $411,530 on the sale of assets was recognized during the year ended July 31, 2025. The sale was completed when delivery occurred in October 2025, and the $100,000 deposit liability was derecognized.

RISE GOLD CORP.
(An Exploration Stage Company)

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE-MONTH PERIOD ENDED OCTOBER 31, 2025
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

8. RELATED PARTY TRANSACTIONS

Key management personnel consist of the Chief Executive Officer, Chief Financial Officer, and the directors of the Company. The remuneration of the key management personnel is as follows:

a) During the three-month period ended October 31, 2025, consulting fees of $33,000 (October 31, 2024 - $33,000) to the CEO of the Company;

b) During the three-month period ended October 31, 2025, director fees of $20,000 (October 31, 2024 - $30,000) to directors of the Company.

c) During the three-month period ended October 31, 2025, consulting fees of $21,298 (October 31, 2024 - $Nil) to a company controlled by the CFO of the Company.

d) During the three-month period ended October 31, 2025, the Company paid $Nil (October 31, 2024 - $32,337) in professional and consulting fees to a company controlled by a former director of the Company.

e) Share-based compensation of $518,140 (October 31, 2024 - $162,508) for options and deferred share units ("DSUs") granted during the period ended.

f) As at October 31, 2025, and July 31, 2025, $224,463 and $187,801 were owed to related parties, respectively.

g) During the three-month period ended October 31, 2025, certain directors and officers purchased in a private placement of the Company an aggregate of 1,080,000 shares of the Company at a price of $0.25 per share for total gross proceeds of $270,000 ($Nil - October 31, 2024).

RISE GOLD CORP.
(An Exploration Stage Company)

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE-MONTH PERIOD ENDED OCTOBER 31, 2025
(Expressed in United States Dollars)
(Unaudited)

9. LOANS PAYABLE

a) Eridanus Loan

Loan Payable
Balance, July 31, 2023	$1,437,914
Interest expense	299,228
Accretion expense	120,918
Repayment	(200,000)
Balance, July 31, 2024	$1,658,060
Interest expense	179,759
Accretion expense	139,667
Issuance costs	(154,351)
Loss on settlment of loan	24,089
Repayment	(1,847,224)
Balance, July 31, 2025 and October 31, 2025	$-

On September 3, 2019, the Company completed a debt financing with Eridanus Capital LLC ("Eridanus") for $1,000,000. The Eridanus loan has a term of 4 years and an annual interest rate of 10% for the first two years, increasing to 20% in year 3 and to 25% in year 4. Interest will accrue and be paid along with the principal upon the maturity date. Eridanus received 1,150,000 bonus share purchase warrants as additional consideration for advancing the Eridanus loan. The fair value of these warrants was calculated to be $444,942, which was netted against the loan payable balance, along with $15,000 paid to the lender for a total of $459,942 in issuance costs. Each warrant entitles the holder to acquire one share of common stock at an exercise price of $0.80 (C$1.00) for a period of three years from the date of issuance. The Eridanus loan may be repaid prior to the maturity date, in whole or in part, provided that all accrued interest is paid. In addition, if total interest payments are less than $200,000, the difference will be paid to the Lender as prepayment compensation. The Eridanus loan is secured against the assets of the Company and its subsidiary.

In February 2023, the Company renegotiated its debt agreement with Eridanus whereby the Company agreed to pay $250,000 applied against unpaid and accrued interest and issue 575,000 share purchase warrants to Eridanus. The maturity date of the Eridanus loan has been extended by one year to September 4, 2024, and the interest rate has been reduced to 15% compounding monthly for a period of 12 months, after which it reverts to 25% per annum, compounding monthly. The renegotiation of the debt was accounted for as a non - substantial debt modification.

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

In September 2024, the Company amended its debt agreement with Eridanus to extend an existing loan by one year to September 4, 2025, along with a reduction in interest rate to 15% per annum for a period of 12 months commencing September 4, 2024. Given that the renegotiation of the debt resulted in a change of the present value of the cash flow of less than 10%, the transaction has been recorded as a non-substantial debt modification for accounting purposes. The Company issued 1,700,000 share purchase warrants at an exercise price of US$0.115 to Eridanus as consideration for the extension. The share purchase warrants have a 4-year expiry period from the date of issuance. The fair value of these warrants was calculated to be $154,351 which was netted against the loan payable balance.

RISE GOLD CORP.
(An Exploration Stage Company)

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE-MONTH PERIOD ENDED OCTOBER 31, 2025
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

b) Myrmikan Loan

On October 10, 2024, the Company finalized a secured loan agreement with Myrmikan Gold Fund, LLC ("Myrmikan") for a $500,000 loan which will be used for the Company's working capital. The Myrmikan loan has a term of 4 years with an interest rate of 15% per annum with interest accruing and payable along with the principal upon maturity. The Company issued 2,882,514 share purchase warrants at an exercise price of $0.1735 with a 4-year expiry period as additional consideration for advancing the Myrmikan loan.  The fair value of these warrants was calculated to be $334,423 which was netted against the loan payable balance. The Myrmikan loan may be repaid prior to the maturity date, in whole or in part, provided that all accrued interest is paid. The Myrmikan loan will be secured against the assets of the Company and its subsidiary.

In May 2025, the Company repaid the entire balance of the Myrmikan  loan.

Balance, July 31, 2024	$-

Proceeds	500,000
Interest expense	47,346
Accretion expense	45,573
Issuance costs	(334,423)
Loss on settlement of loan	288,850
Repayment	(547,346)
Balance, July 31, 2025 and October 31, 2025	$-

RISE GOLD CORP.
(An Exploration Stage Company)

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE-MONTH PERIOD ENDED OCTOBER 31, 2025
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

RISE GOLD CORP.
(An Exploration Stage Company)

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE-MONTH PERIOD ENDED OCTOBER 31, 2025
(Expressed in United States Dollars)
(Unaudited)

10. CREDIT FACILITY (continued)

The following are the continuity schedules of the Credit Facility and Deferred Financing asset:

Credit Facility
Balance, July 31, 2023	$-
Principal amount	122,739
Interest expense	7,018
Issuance costs	(15,629)
Accretion expense	2,002
Balance, July 31, 2024	$116,130
Reclassification to accounts payable	(63,796)
Principal amount	58,031
Interest expense	5,008
Issuance costs	(31,610)
Accretion expense	45,238
Balance, July 31, 2025	$129,001
Principal amount	95,182
Interest expense	3,915
Issuance costs	(8,018)
Accretion expense	8,018
Balance, October 31, 2025	$228,098

Deferred Financing Asset
Balance, July 31, 2023	$-
Issuance costs 1,000,000 warrants	127,336
Allocation to credit facility	(15,629)
Balance, July 31, 2024	$111,707
Allocation to credit facility	(36,079)
Balance, July 31, 2025	$75,628
Accretion expense	(8,018)
Balance, October 31, 2025	$67,610

The following weighted average assumptions were used for the Black-Scholes pricing model valuation of warrants

February 5, 2024

Risk-free interest rate	3.67%
Expected life of warrants	4 years
Expected annualized volatility	122.71%
Share price at grant date	$0.16
Exercise price	$0.16
Fair value	$0.13
Dividend	Nil
Forfeiture rate	0%

After the period ending October 31, 2025, the Company agreed with the lender to cancel the credit facility and paid the outstanding balance.

RISE GOLD CORP.
(An Exploration Stage Company)

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE-MONTH PERIOD ENDED OCTOBER 31, 2025
(Expressed in United States Dollars)
(Unaudited)

11. CAPITAL STOCK AND ADDITIONAL PAID-IN-CAPITAL

Private Placements

On May 8, 2025, the Company completed a non-brokered private placement of $3,000,000 through the issuance of 36,585,361 units at a price of $0.082 per unit, with each unit comprising one share of common stock and one-half of one share purchase warrant. Each whole warrant entitles the holder to acquire one share of common stock at an exercise price of $0.15 for a period of three years from the date of issuance. Certain directors and officers of Rise, directly, through entities controlled by them, or through entities for which they exercise control or direction over investment decisions, purchased an aggregate of 9,904,196 units for gross proceeds of $812,144. The Company paid finder's fees of $3,000 and issued a total of 36,585 finder's warrants, with each finder's warrant entitling the holder to acquire one share of common stock at a price of $0.15 until May 8, 2028. The Company paid legal fees and other share issuance costs of $37,124 in connection with this financing.

On October 24, 2025, the Company completed a non-brokered private placement of $7,000,000 through the issuance of 28,000,000 units at a price of $0.25 per unit, with each unit comprising one share of common stock and one share purchase warrant. Each warrant entitles the holder to acquire one share of common stock at an exercise price of $0.45 for a period of three years from the date of issuance. Certain directors and officers of Rise, directly, through entities controlled by them, or through entities for which they exercise control or direction over investment decisions, purchased an aggregate of 1,080,000 units for gross proceeds of $270,000. The Company paid finder's fees of $1,500 and issued a total of 6,000 finder's warrants, with each finder's warrant entitling the holder to acquire one share of common stock at a price of $0.45 until October 24, 2028.

Stock Options

On October 30, 2025, the Company granted a total of 1,445,469 stock options to directors, officers, and consultants of the Company. The stock options are exercisable at a price of $0.25 per share until October 30, 2030. The Company recognized a share-based compensation expense of $277,411 in connection with this grant.

On May 22, 2025, the Company granted a total of 3,320,000 stock options to directors, officers, and consultants of the Company. The stock options are exercisable at a price of $0.10 per share until May 22, 2030. The Company recognized a share-based compensation expense of $366,870 in connection with this grant.

On March 25, 2025 the Company granted a total of 1,142,410 stock options to directors and officers of the Company. The stock options have a fair value of $81,455 and are exercisable at a price of $0.10 per share until March 25, 2030. 533,103 stock options were vested immediately, and 609,307 stock options originally vested over six calendar quarters but were accelerated to fully vest on May 22, 2025. The Company recognized a share-based compensation expense of $81,455 in connection with this grant.

On October 21, 2024, the Company granted a total of 1,006,750 stock options with a fair value of $106,859 to a consultant of the Company. The stock options are exercisable at a price of $0.11 per share until October 21, 2029.

On September 20, 2024, the Company granted 1,006,750 stock options to an officer of the Company. The stock options are exercisable at a price of $0.10 per share for a period of five years from the date of grant, subject to vesting, 25% vesting on the date of grant and 12% vesting every 3 months thereafter. On May 22, 2025 all unvested options were accelerated to fully vest. The Company recorded share-based compensation of $116,240 in connection with this grant.

RISE GOLD CORP.
(An Exploration Stage Company)

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE-MONTH PERIOD ENDED OCTOBER 31, 2025
(Expressed in United States Dollars)
(Unaudited)

11. CAPITAL STOCK AND ADDITIONAL PAID-IN-CAPITAL (continued)

Stock Options (continued)

The following incentive stock options were outstanding as at October 31, 2025:

Number of Options outstanding	Weighted Average Exercise Price ($)	Expiry Date

200,000	0.65	February 7, 2027
260,000	0.53	February 21, 2028
217,780	0.26	September 22, 2028
612,202	0.25	December 12, 2028
974,479	0.17	May 1, 2029
1,006,750	0.10	September 20, 2029
1,006,750	0.11	October 21, 2029
1,142,410	0.10	March 25, 2030
3,320,000	0.10	May 22, 2030
1,445,469	0.25	October 30, 2030
10,185,840	0.16

As at October 31, 2025, the aggregate intrinsic value of the Company's stock options is $890,270 (July 31, 2025 - $443,246). As at October 31, 2025, the Company has 10,185,840 options issued, outstanding, and exercisable with a weighted average exercise price of $0.16.

Stock option transactions are summarized as follows:

	Number of Options	Weighted Average Exercise Price ($)
Balance outstanding, July 31, 2024	5,578,511	$0.52
Options granted	6,475,910	0.10
Options expired and cancelled	(3,314,050)	0.68
Balance outstanding and exercisable, July 31, 2025	8,740,371	$0.15
Options granted	1,445,469	0.25
Balance outstanding and exercisable, October 31, 2025	10,185,840	$0.16

RISE GOLD CORP.
(An Exploration Stage Company)

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE-MONTH PERIOD ENDED OCTOBER 31, 2025
(Expressed in United States Dollars)
(Unaudited)

11. CAPITAL STOCK AND ADDITIONAL PAID-IN-CAPITAL (continued)

Stock Options (continued)

The following weighted average assumptions were used for the Black-Scholes pricing model valuation of stock options issued during the period ended October 31, 2025 and year ended July 31, 2025:

	October 30, 2025	May 22, 2025	March 25, 2025

Risk-free interest rate	2.71%	2.96%	2.72%
Expected life of stock options	5 years	5 years	5 years
Expected annualized volatility	154.35%	149.96%	145.38%
Dividend	Nil	Nil	Nil
Forfeiture rate	0%	0%	0%

	October 21, 2024	September 20, 2024

Risk-free interest rate	2.98%	2.73%
Expected life of stock options	5 years	5 years
Expected annualized volatility	135.38%	132.92%
Dividend	Nil	Nil
Forfeiture rate	0%	0%

Deferred Share Units ("DSUs)

On October 30, 2025, the Company granted 1,365,854 DSUs to certain directors. The DSUs are fully vested and can be exercised and converted to shares upon termination of service. Based on the Company's October 30, 2025 share price of $0.21, a stock-based compensation of $286,829 was recognized.

Share-Based Payments

The Company has in place a Long-Term Incentive Plan which provide for the award of Restricted Share Units ("RSUs"), Performance Share Units ("PSUs"), Deferred Share Units ("DSUs"), Stock Appreciation Rights ("SARs") and options to purchase Shares ("Options" and together with RSUs, PSUs, DSUs and SARs, "Awards") to directors, officers, employees, management Company Employees, and consultants. The maximum aggregate number of Awards, at any point, shall not exceed 10% of the total number of issued and outstanding shares of the Company on a non-diluted basis at such point in time.

RISE GOLD CORP.
(An Exploration Stage Company)

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE-MONTH PERIOD ENDED OCTOBER 31, 2025
(Expressed in United States Dollars)
(Unaudited)

11. CAPITAL STOCK AND ADDITIONAL PAID-IN-CAPITAL (continued)

Warrants

The following warrants were outstanding at October 31, 2025:

Number of Warrants	Exercise Price ($)	Expiry Date

1,623,214	0.26	November 7, 2025
36,000	0.27	November 7, 2025
1,065,555	0.26	December 7, 2025
9,000	0.16	April 9, 2026
12,000	0.16	April 29, 2026
2,873,170	0.16	April 9, 2027
2,149,212	0.16	April 29, 2027
1,000,000	0.16	February 5, 2028
18,329,266	0.15	May 8, 2028
1,700,000	0.12	September 12, 2028
2,882,514	0.17	October 10, 2028
28,006,000	0.45	October 24, 2028
59,685,931	0.30

Warrant transactions are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price ($)
Balance outstanding, July 31, 2024	16,711,575	0.41
Warrants granted	22,911,780	0.15
Warrants expired	(7,943,424)	0.66
Balance outstanding, July 31, 2025	31,679,931	$0.16
Warrants granted	28,006,000	0.45
Balance outstanding, October 31, 2025	59,685,931	$0.30

RISE GOLD CORP.
(An Exploration Stage Company)

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE-MONTH PERIOD ENDED OCTOBER 31, 2025
(Expressed in United States Dollars)
(Unaudited)

12. SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

During the three-month periods ended October 31, 2025 and 2024, the Company had the following non-cash financing and investing activities:

For the period ended October 31, 2025:

a) The Company accrued $3,915 of interest expense as part of the outstanding balance of the credit facility.

b) Share issuance costs of $4,269 are included in accounts payable at October 31, 2025.

c) Note receivable of $1,197,060 at October 31, 2025 is for mineral property recovery.

d) Sale of equipment for $100,000 which offsets the deposit liability.

e) The Company allocated $8,018 from deferred financing asset.

For the period ended October 31, 2024:

a) The Company accrued $96,201 of interest expense as part of the outstanding balance of loan payable and credit facility.

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

14. SUBSEQUENT EVENT

Subsequent to the period ending October 31, 2025, 1,000,000 DSUs and 1,650,000 stock options were exercised at $0.10 per option and converted into shares of the Company for proceeds of $165,000. 2,724,769 warrants expired unexercised, and 2,660,000 stock options exercisable for a period of five years at $0.18 were granted to the directors and officers of the Company.

Subsequent to the period ending October 31, 2025, the Company negotiated with the lender the cancelation of the credit facility and paid the outstanding balance.

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

Business Development

Developments in our Company's business include the following:

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

Other Business Development

On November 20, 2025, the Company appointed David Watkison as President and CEO of Rise Gold Corp and President of the Company's wholly owned operating subsidiary, Rise Grass Valley Inc. Mr. Watkinson has also been appointed as a Director of the Company. Mr. Watkinson replaced Joseph Mullin as President, CEO and Director. Mr. Mullin resigned from his positions with the Company on November 20, 2025, in order to pursue other opportunities.

On November 20, 2025, the Company granted a total of 2,660,000 stock options to directors, officers, and consultants of the Company pursuant to the terms of the Company's Long Term Incentive Plan dated October 17, 2025. The stock options are exercisable at a price of $0.18 per share until November 20, 2030. On the same day, 1,000,000 DSUs and 1,650,000 stock options at $0.10 were exercised and converted to shares of the Company.

On November 19, 2025, the Company held its Annual General Meeting. All resolutions were passed, including the re-appointment of Davidson & Company LLP, Chartered Professional Accountants, as auditor until the next annual meeting, and approval of the Corporation's long-term incentive plan. Daniel Oliver was appointed Chairman of the Board.

On November 4, 2025, the Company announced that it has commenced a review of historical data indicating that the  Company's wholly owned Idaho-Maryland mine may contain significant amounts of tungsten, a metal listed in the U.S. Department of Energy's 2023 DOE Critical Metals List.

On October 30, 2025, the Company granted a total of 1,445,469 stock options to directors, officers, and consultants of the Company. The stock options are exercisable at a price of $0.25 per share until October 30, 2030.

On October 24, 2025, the Company closed a financing and raised $7,000,000 through the issuance of 28,000,000 units at a price of $0.25 per unit, with each unit comprising one share of common stock and one share purchase warrant. Each whole warrant entitles the holder to acquire one share of common stock at an exercise price of $0.45 for a period of three years from the date of issuance.

On May 22, 2025, the Company granted a total of 3,320,000 stock options to directors, officers, and consultants of the Company. The stock options are exercisable at a price of $0.10 per share until May 22, 2030.

On May 16, 2025, the Company entered into an agreement to sell its drilling equipment for a sale price of $200,000. $100,000 was received on June 6, 2025, and subsequent payments of $50,000 payable for each of the two drilling rigs sold are to be received when each rig drills its first hole to a depth of 200m.

On May 8, 2025, the Company closed a financing and raised $3,000,000 through the issuance of 36,585,361 units at a price of $0.082 per unit, with each unit comprising one share of common stock and one-half of one share purchase warrant. Each whole warrant entitles the holder to acquire one share of common stock at an exercise price of $0.15  for a period of three years from the date of issuance.

On March 25, 2025, the Company granted a total of 1,142,410 stock options to directors and officers of the Company. The stock options are exercisable at a price of $0.10 per share until March 25, 2030.

On November 27, 2024, the Company announced it had contracted to sell 66 acres of industrial land located adjacent to the Company's I-M Mine Property for $4.3 million. The sale transaction is subject to two sale agreements with the same, arm's length third party. The first agreement covers 16 acres of land for total consideration of $1.8 million. That contract closed on  November 27, 2024, with the payment of half the sale price, minus certain deductions. The balance of the purchase price is due on November 27, 2026. The buyer will pay monthly interest at an annual rate of 5% per year on the balance of the purchase price until it is paid in full. On January 14, 2025, the Company and the Purchaser negotiated a discounted, accelerated payment with the purchaser whereby the Company received $702,000 in lieu of the second $900,000 payment due in November 2026.

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

Plan of Operations

As at October 31, 2025, the Company had a cash balance of $ $9,414,926, compared to a cash balance of $ $2,783,348 as at July 31, 2025.

Our plan of operations for the next 12 months is to continue the litigation in pursuit of protecting the Company's property rights under both California state and U.S. federal laws. With a larger cash balance available now, the Company will also aim to continue the work it already started to assess the potential supply of tungsten at the I-M Mine Property.

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

Employees

During the year ended July 31, 2023, and until September 23, 2023, the Company had one full-time employee, which was the former Chief Executive Officer and President, who now serves as an advisor to the Company. Our former Chief Executive Officer and President, Joseph Mullin, provided services pursuant to a consulting agreement. As of November 20, 2025, our new Chief Executive Officer and President, David Watkinson, is an employee of the Company. Other officers and directors provide services to us on an as-needed basis. We plan to rely on their efforts, as well as those of a number of independent consultants, to manage our operations for the foreseeable future.

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

Results of Operations

For the Periods Ended October 31, 2025 and 2024

	Three months ended October 31, 2025	Three months ended October 31, 2024

EXPENSES
Accretion expense (Note 10)	$8,018	$29,859
Consulting	50,028	55,106
Directors' fees	20,000	30,000
Filing and regulatory	25,716	23,997
Foreign exchange (gain) loss	2,794	2,127
General and administrative	113,595	74,365
Geological, mineral, and prospect costs (Note 5)	64,644	45,162
Interest expense (Note 10)	3,915	96,201
Professional fees	513,775	100,881
Promotion and shareholder communication	24,000	8,187
Share-based compensation (Note 11)	564,240	162,508
Loss	$(1,390,725)	$(628,393)
Interest income	41,357	-
Net loss and comprehensive loss for the period	$(1,349,368)	$(628,393)

The main difference in operating expenses during the two periods was largely due to higher non-cash share-based compensation recorded in connection with the stock options and DSUs granted during 2025 as well as higher professional fees incurred in 2025 in connection with the I-M Mine Property litigation pursuit.

The Company's operating results for the periods ended October 31, 2025 and 2024 are summarized as follows:

Liquidity and Capital Resources

Working Capital

	At October 31, 2025	At July 31, 2025	At July 31, 2024
Current Assets	$9,570,980	$2,980,679	$894,638
Current Liabilities	$1,332,863	$1,050,421	$2,661,598
Working Capital	$8,238,117	$1,930,258	$(1,766,960)

Cash Flows

	For the three-month period ended October 31, 2025	For the three-month period ended October 31, 2024
Net Cash used in Operating Activities	$(366,922)	$(454,984)
Net Cash from in Investing Activities	$-	$21,000
Net Cash provided by Financing Activities	$6,998,500	$470,000
Net increase/(decrease) in Cash During the Period	$6,631,578	$36,016

As of October 31, 2025, the Company had $9,414,926 in cash, $9,570,980 in current assets, $11,033,149 in total assets, $1,332,863 in current liabilities and $228,098 in non-current liabilities, a working capital  of $8,238,117 and an accumulated deficit of $34,844,343.

During the three-month period ended October 31, 2025, the Company used $366,922 (October 31, 2024 - $454,984) in net cash on operating activities.

The Company had $Nil received from investing activities during the three-month period ending October 31, 2025 (October 31, 2024 - $21,000).

The Company received net cash of $6,998,500 from financing activities related to a private placement  during the three-month period ended October 31, 2025. $470,000 was received during the three-month period ended October 31, 2024 from financing activities related to the loan received and credit facility payment.

The Company expects to operate at a loss for at least the next 12 months. On October 24, 2025, the Company raised $7,000,000 through issuance of securities. Based on current working capital available, management estimates that it does have sufficient funds to continue as a going concern. It has no agreements for additional financing and cannot provide any assurance that additional funding will be available to finance its operations on acceptable terms in order to enable it to carry out its business plan long term. There are no assurances that the Company will be able to complete further sales of its common stock or any other form of additional financing

Off Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

As of the end of the period covered by this Report, management of the Company carried out an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, management concluded that the Company's disclosure controls and procedures were not effective as of October 31, 2025, because a material weakness in internal control over financial reporting existed as of that date as a result of a lack of segregation of incompatible duties due to insufficient personnel.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the period ended October 31, 2025 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

  $1,349,368 for the quarter ended October 31, 2025
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

On November 21, 2019, the Company submitted an application for a Use Permit to the County. On April 28, 2020, with a vote of 5-0, the Board of Supervisors approved the contract for Raney to prepare an EIR and conduct contract planning services on behalf of the County for the proposed Idaho-Maryland Mine Project. The Planning Commission held a public hearing on May 10 and May 11, 2023, to consider the FEIR. At the conclusion of the public hearing, the Planning Commission recommended to the Board of Supervisors that the FEIR not be certified and that the Use Permit be denied.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed herewith:

3.1	Articles of Incorporation, as amended through March 29, 2017 (1)

3.2	Certificate of Change made effective December 16, 2019 (2)

3.3	Certificate of Amendment dated September 18, 2020 (2)

3.4	Bylaws (3)

10.1	Long-Term Incentive Plan dated October 17, 2025

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Schema Linkbase Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

 ________________________________________

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

By:	/s/ David Watkinson
David Watkinson President and Chief Executive Officer (Principal Executive Officer)
By:	/s/ Mihai Draguleasa
Mihai Draguleasa Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)
Date	December 15, 2025