Form 10-Q
period 2026-01-31
Rise Gold Corp.
filed 2026-03-17
CIK 1424864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2026

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

(530)-271-0679

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

As of March 17, 2026, the registrant had 127,472,337 shares of common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The condensed consolidated interim financial statements of Rise Gold Corp. ("we", "us", "our", the "Company"," Rise" "Rise Gold", or the "registrant"), a Nevada corporation, included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission. Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, the condensed consolidated interim financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company in the Company's Form 10-K for the fiscal year ended July 31, 2025.

RISE GOLD CORP.

(AN EXPLORATION STAGE COMPANY)

CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

PERIOD ENDED JANUARY 31, 2026

RISE GOLD CORP.

(An Exploration Stage Company)

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

(Expressed in United States Dollars)

(Unaudited)

AS AT
	January 31, 2026	July 31, 2025
ASSETS
Current
Cash and cash equivalents (Note 3)	$8,028,205	$2,783,348
Receivables	8,323	23,057
Prepaid expenses (Note 4)	178,290	74,274
Assets held for sale (Note 6)	-	100,000
Total current assets	8,214,818	2,980,679

Non-current
Mineral property interests (Note 5)	197,499	197,499
Note receivable (Note 5)	1,205,419	1,188,701
Deferred financing assset (Note 10)	-	75,628
Total assets	$9,617,736	$4,442,507

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current
Accounts payable and accrued liabilities	$715,570	$762,620
Deposit liability (Note 6)	-	100,000
Payable to related parties (Note 8)	20,000	187,801
Total current liabilities	735,570	1,050,421

Non-current
Credit facility (Note 10)	-	129,001
Total liabilities	735,570	1,179,422

Stockholders’ equity
Capital stock, $0.001 par value, 400,000,000 shares authorized;
123,270,467 shares issued and outstanding at January 31, 2026 (Note 11)	123,270	92,370
Additional paid-in capital (Note 11)	44,941,563	36,769,774
Cumulative translation adjustment	(104,084)	(104,084)
Deficit	(36,078,583)	(33,494,975)
Total stockholders' equity	8,882,166	3,263,085

Total liabilities and stockholders' equity	$9,617,736	$4,442,507

Nature and continuance of operations (Note 1)

Contingency (Note 7)

Subsequent events (Note 14)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

RISE GOLD CORP.

(An Exploration Stage Company)

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

(Expressed in United States Dollars)

(Unaudited)

	Three months ended January 31, 2026	Three months ended January 31, 2025	Six months ended January 31, 2026	Six months ended January 31, 2025

EXPENSES
Accretion expense (Note 10)	$-	$128,836	$8,018	$158,695
Consulting	228,066	66,784	278,094	121,890
Directors' fees	20,000	20,000	40,000	50,000
Filing and regulatory	18,359	11,923	44,075	35,920
Foreign exchange (gain) loss	1,007	3,286	3,801	5,413
General and administrative	29,637	50,606	143,232	124,972
Geological, mineral, and prospect costs (Note 5)	33,981	20,691	98,625	65,853
Interest expense (Note 10)	-	68,916	3,915	165,116
Professional fees	350,536	124,693	864,311	225,574
Promotion and shareholder communication	38,000	6,196	62,000	14,383
Salaries	39,783	-	39,783	-
Share-based compensation (Note 11)	485,737	36,211	1,049,977	198,719
Loss	$(1,245,106)	$(538,142)	$(2,635,831)	$(1,166,535)
Impairment of deferred financing asset (Note 10)	(67,610)	-	(67,610)	-
Loss on note receivable (Note 6)	-	(155,727)	-	(155,727)
Other income	78,476	7,536	119,833	7,536
Net loss and comprehensive loss for the period	$(1,234,240)	$(686,333)	$(2,583,608)	$(1,314,726)
Basic and diluted loss per common share	$(0.01)	$(0.01)	$(0.02)	$(0.02)
Weighted average number of common shares outstanding (basic and diluted)	122,535,852	55,785,106	108,594,784	55,785,106

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

RISE GOLD CORP.

(An Exploration Stage Company)

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

(Expressed in United States Dollars)

(Unaudited)

	Six months ended January 31, 2026	Six months ended January 31, 2025

CASH FLOWS FROM OPERATING ACTIVITIES
Loss for the period	$(2,583,608)	$(1,314,726)
Items not involving cash
Interest expense	3,915	165,116
Share-based compensation	1,049,977	198,719
Accretion expense	8,018	158,695
Foreign exchange loss	-	4,469
Interest income note receivable amortization	(16,718)	-
Legal expenses added to line of credit facility	95,182	-
Loss on settlement of note receivable	-	155,727
Impairment of deferred financing asset	67,610	-
Non-cash working capital item changes:
Receivables	14,734	1,591
Prepaid expenses	(104,016)	(35,748)
Accounts payable and accrued liabilities	(51,979)	(50,810)
Related party payables	(167,801)	(12,632)
Net cash used in operating activities	(1,684,686)	(729,599)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from mineral property contracted for sale	-	1,589,349
Net cash provided by investing activities	-	1,589,349

CASH FLOWS FROM FINANCING ACTIVITIES
Private placement, net of issuance cost	6,992,641	-
Proceeds from stock options exercise	165,000	-
Proceeds from loan	-	500,000
Line of credit repayment	(228,098)	(42,932)
Loan repayment	-	(816,941)
Net cash provided (used) by financing activities	6,929,543	(359,873)

Change in cash and cash equivalents for the period	5,244,857	499,877
Cash and cash equivalents, beginning of period	2,783,348	243,669
Cash and cash equivalents, end of period	$8,028,205	$743,546

Supplemental disclosure with respect to cash flows (Note 12)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

RISE GOLD CORP.

(An Exploration Stage Company)

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF STOCKHOLDERS' EQUITY

(Expressed in United States Dollars)

(Unaudited)

	Capital Stock		Additional Paid-in Capital	Cumulative Translation Adjustment

	Number	Amount			Deficit	Total

Balance as at July 31, 2024	55,785,106	$55,785	$32,660,586	$(104,084)	$(30,234,617)	$2,377,670
Warrants issued for loans	-	-	488,775	-	-	488,775
Share-based compensation	-	-	162,508	-	-	162,508
Loss for the period	-	-	-	-	(628,393)	(628,393)
Balance as at October 31, 2024	55,785,106	$55,785	$33,311,869	$(104,084)	$(30,863,010)	$2,400,560
Loss for the period	-	-	-	-	(686,333)	(686,333)
Share-based compensation			36,211			36,211
Balance as at January 31, 2025	55,785,106	$55,785	$33,348,080	$(104,084)	$(31,549,343)	1,750,438

Balance as at July 31, 2025	92,370,467	$92,370	$36,769,774	$(104,084)	$(33,494,975)	$3,263,085
Shares issued for cash, net of issuance cost	28,000,000	28,000	6,966,231	-	-	6,994,231
Share-based compensation	-	-	564,240	-	-	564,240
Loss for the period	-	-	-	-	(1,349,368)	(1,349,368)
Balance as at October 31, 2025	120,370,467	$120,370	$44,300,245	$(104,084)	$(34,844,343)	$9,472,186
Share issuance costs	-	-	(6,519)	-	-	(6,519)
Shares issued from stock options exercise	1,650,000	1,650	163,350	-	-	165,000
Shares issued from RSU exercise	250,000	250	(250)	-	-	-
Shares issued from DSU exercise	1,000,000	1,000	(1,000)	-	-	-
Share-based compensation	-	-	485,737	-	-	485,737
Loss for the period	-	-	-	-	(1,234,240)	(1,234,240)
Balance as at January 31, 2026	123,270,467	$123,270	$44,941,563	$(104,084)	$(36,078,583)	$8,882,166

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

RISE GOLD CORP.
(An Exploration Stage Company)
NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX-MONTH PERIOD ENDED JANUARY 31, 2026
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

The Company is in the early stages of exploration and as is common with any exploration company, it raises financing for its acquisition activities. The accompanying condensed interim consolidated financial statements have been prepared on the going concern basis, which presumes that the Company will continue operations for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of business. The Company incurred a loss of $2,583,608 for the six months period ended January 31, 2026 and has accumulated a deficit of $36,078,583. The ability of the Company to continue as a going concern is dependent on the Company's ability to maintain continued support from its shareholders and creditors and to raise additional capital and implement its business plan. There is no assurance that the Company will be able to obtain adequate financing in the future or that such financing will be on terms advantageous to the Company. Based on working capital at January 31, 2026 management estimates that it does have sufficient funds to continue operations for the ensuing 12 months from the date of these financial statements.

On January 31, 2026, the Company had working capital surplus of $7,479,248 (July 31, 2025 - working capital surplus of $1,930,258).

2. BASIS OF PREPARATION

Generally Accepted Accounting Principles

These unaudited condensed consolidated interim financial statements have been prepared in conformity with generally accepted accounting principles of the United States of America ("US GAAP") and the rules and regulations of the Securities and Exchange Commission ("SEC") for financial information with the instructions to Form 10-Q and Regulation S-K. Results are not necessarily indicative of results which may be achieved in the future. The unaudited condensed consolidated interim financial statements should be read in conjunction with the Company's Annual Report on Form 10-K, which contains the audited financial statements and notes thereto, together with Management's Discussion and Analysis, for the year ended July 31, 2025. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such SEC rules and regulations. These financial statements follow the same accounting policies in the annual financial statements. The operating results for the six months ended January 31, 2026, are not necessarily indicative of the results that may be expected for the year ending July 31, 2026.

RISE GOLD CORP.
(An Exploration Stage Company)

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX-MONTH PERIOD ENDED JANUARY 31, 2026
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

3. CASH AND CASH EQUIVALENTS

As at January 31, 2026, the balance of cash and cash equivalents is $8,028,205 (July 31, 2025: $2,783,348) of which $ 4,501,253 (July 31, 2025: $Nil) is cash equivalents related to U.S Treasury Bills.

4. PREPAID EXPENSES

	January 31, 2026	July 31, 2025
Current
Insurance	$28,165	$-
Deposits	135,000	63,399
Investor relations	15,125	10,875
Total	$178,290	$74,274

RISE GOLD CORP.
(An Exploration Stage Company)

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX-MONTH PERIOD ENDED JANUARY 31, 2026
(Expressed in United States Dollars)
(Unaudited)

5. MINERAL PROPERTY INTERESTS

The Company's mineral properties balance consists of:

Idaho-Maryland, California
July 31, 2025	$197,499
January 31, 2026	$197,499

Title to mineral properties

Title to mineral properties involves certain inherent risks due to the difficulties of determining the validity of certain mineral titles. Additionally, the potential for problems arising from the frequently ambiguous conveying history characteristic of many mineral properties also exist. As at January 31, 2026 the Company holds title to the Idaho-Maryland Gold Mine Property.

As of January 31, 2026, the management does not consider that there are events or changes in circumstances to indicate that the carrying amount of the asset group may not be recoverable. As of the date of these consolidated financial statements, the Company has not established any proven or probable reserves on its mineral properties and has incurred only acquisition and exploration costs.

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
FOR THE SIX-MONTH PERIOD ENDED JANUARY 31, 2026
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

On May 14, 2018, the Company completed the purchase of the surface rights by making the final payment of $1,300,000.

As at January 31, 2026, the Company has incurred cumulative expenditures of $9,734,959 on the Idaho-Maryland Gold Mine property as follows:

	Six months ended January 31, 2026	Year ended July 31, 2025

Idaho-Maryland Gold Mine expenditures:
Opening balance	$9,636,334	$9,539,814

Consulting	79,093	64,000
Geological sampling	4,676	-
Rent	14,262	28,473
Supplies and office	594	4,047
Total expenditures for the period	$98,625	$96,520

Closing balance	$9,734,959	$9,636,334

RISE GOLD CORP.
(An Exploration Stage Company)

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX-MONTH PERIOD ENDED JANUARY 31, 2026
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

At January 31, 2026, the following is the continuity of the $1,250,000 note receivable:

Discounted fair value on May 27, 2025	$ 1,183,128
Interest income earned to July 31, 2025	$ 5,573
Balance at July 31, 2025	$ 1,188,701
Interest income earned to January 31, 2026	$ 16,718
Balance at January 31, 2026	$ 1,205,419

              The estimated market interest rate used to discount the note receivable secured by the surface rights was 8%.

RISE GOLD CORP.
(An Exploration Stage Company)

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX-MONTH PERIOD ENDED JANUARY 31, 2026
(Expressed in United States Dollars)
(Unaudited)

6. EQUIPMENT

Cost	Drilling equipment
At July 31, 2023	$644,847
At July 31, 2024	$644,847
At July 31, 2025 and October 31, 2025	$-

Accumulated depreciation
At July 31, 2023	$116,382
Depreciation	$16,935
At July 31, 2024	$133,317
Depreciation	$-
At July 31, 2025 and October 31, 2025	$-

Total carrying value, July 31, 2023	$528,465
Total carrying value, July 31, 2024	$511,530
Assets held for sale	$(511,530)
Total carrying value, July 31, 2025 and January 31, 2026	$-

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
FOR THE SIX-MONTH PERIOD ENDED JANUARY 31, 2026
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

In September 2024, the Company received a notice from the Community Environmental Advocates Foundation ("CEA") of intent to file a citizen suit against the Company for alleged violations of the Clean Water Act. The Company was not served with a summons and complaint filed in the citizen suit, and the Company was dismissed. The citizen suit proceeds, however, against Rise Grass Valley Inc, the subsidiary of the Company. On February 25, 2026 CEA filed a motion for summary judgement in their Clean Water Act litigation against Rise Grass Valley Inc. Litigation is ongoing. Rise Grass Valley Inc denies all allegations made in the citizen suit. Management has determined that no estimate of a loss event can be determined at this time in connection with the notice.

8. RELATED PARTY TRANSACTIONS

Key management personnel consist of the Chief Executive Officer, Chief Financial Officer, and the directors of the Company. The remuneration of the key management personnel is as follows:

a) During the six-month period ended January 31, 2026, salaries of $31,500 (January 31, 2025 - $Nil) to the current CEO of the Company

b) During the six-month period ended January 31, 2026, consulting fees of $205,700 (January 31, 2025 - $66,000) to the former CEO of the Company.

c) During the six-month period ended January 31, 2026, director fees of $48,167 (January 31, 2025 - $50,000) to directors of the Company.

d) During the six-month period ended January 31, 2026, consulting fees of $40,085 (January 31, 2025 - $12,522) to a company controlled by the CFO of the Company.

e) During the six-month period ended January 31, 2026, the Company paid $Nil (January 31, 2025 - $64,229) in professional and consulting fees to a company controlled by a former director of the Company.

f) Share-based compensation of $911,995 (January 31, 2025 - $198,719) for options, restricted share units.  and deferred share units ("DSUs") granted during the period ended.

g) As at January 31, 2026, and July 31, 2025, $20,000 and $187,801 were owed to related parties, respectively.

h) During the six-month period ended January 31, 2026, certain directors and officers purchased in a private placement of the Company an aggregate of 1,080,000 shares of the Company at a price of $0.25 per share for total gross proceeds of $270,000 ($Nil - January 31, 2025).

RISE GOLD CORP.
(An Exploration Stage Company)

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX-MONTH PERIOD ENDED JANUARY 31, 2026
(Expressed in United States Dollars)
(Unaudited)

9. LOANS PAYABLE

a) Eridanus Loan

Loan Payable
Balance, July 31, 2023	$1,437,914
Interest expense	299,228
Accretion expense	120,918
Repayment	(200,000)
Balance, July 31, 2024	$1,658,060
Interest expense	179,759
Accretion expense	139,667
Issuance costs	(154,351)
Loss on settlment of loan	24,089
Repayment	(1,847,224)
Balance, July 31, 2025 and January 31, 2026	$-

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
FOR THE SIX-MONTH PERIOD ENDED JANUARY 31, 2026
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

In May 2025, the Company repaid the entire balance of the Myrmikan  loan.

Balance, July 31, 2024	$-

Proceeds	500,000
Interest expense	47,346
Accretion expense	45,573
Issuance costs	(334,423)
Loss on settlement of loan	288,850
Repayment	(547,346)
Balance, July 31, 2025 and January 31, 2026	$-

RISE GOLD CORP.
(An Exploration Stage Company)

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX-MONTH PERIOD ENDED JANUARY 31, 2026
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

In December 2025, the Company agreed with the lender to cancel the credit facility and paid the outstanding balance.

RISE GOLD CORP.
(An Exploration Stage Company)

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX-MONTH PERIOD ENDED JANUARY 31, 2026
(Expressed in United States Dollars)
(Unaudited)

10. CREDIT FACILITY (continued)

The following are the continuity schedules of the Credit Facility and Deferred Financing asset:

Balance, July 31, 2024	$116,130
Reclassification to accounts payable	(63,796)
Principal amount	58,031
Interest expense	5,008
Issuance costs	(31,610)
Accretion expense	45,238
Balance, July 31, 2025	$129,001
Principal amount	95,182
Interest expense	3,915
Issuance costs	(8,018)
Accretion expense	8,018
Repayment upon cancellation of credit facility	(228,098)
Balance, January 31, 2026	$-
Deferred Financing Asset
Balance, July 31, 2024	$111,707
Allocation to credit facility	(36,079)
Balance, July 31, 2025	$75,628
Accretion expense	(8,018)
Impairment of deferred financing asset	(67,610)
Balance, January 31, 2026	$-

The following weighted average assumptions were used for the Black-Scholes pricing model valuation of warrants

February 5, 2024

Risk-free interest rate	3.67%
Expected life of warrants	4 years
Expected annualized volatility	122.71%
Share price at grant date	$0.16
Exercise price	$0.16
Fair value	$0.13
Dividend	Nil
Forfeiture rate	0%

RISE GOLD CORP.
(An Exploration Stage Company)

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX-MONTH PERIOD ENDED JANUARY 31, 2026
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

Exercises under the Long-Term Incentive Plan

On November 20, 2025, 1,650,000 stock options with an exercise price of $0.10 were exercised and converted to common stock.

On November 20, 2025, 1,000,000 deferred share units were exercised and converted to common stock.

On January 5, 2026, 250,000 restricted share units vested and were converted to common stock.

Stock Options

On November 20, 2025, the Company granted a total of 2,660,000 stock options to directors, officers, and consultants of the Company. The stock options are exercisable at a price of $0.18 per share until November 20, 2030. The Company recognized a share-based compensation expense of $415,737 in connection with this grant.

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
FOR THE SIX-MONTH PERIOD ENDED JANUARY 31, 2026
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

The following incentive stock options were outstanding as at January 31, 2026:

Number of Options outstanding	Weighted Average Exercise Price ($)	Expiry Date

200,000	0.65	February 7, 2027
260,000	0.53	February 21, 2028
217,780	0.26	September 22, 2028
612,202	0.25	December 12, 2028
974,479	0.17	May 1, 2029
1,006,750	0.10	September 20, 2029
1,006,750	0.11	October 21, 2029
1,142,410	0.10	March 25, 2030
1,670,000	0.10	May 22, 2030
1,445,469	0.25	October 30, 2030
2,660,000	0.18	November 20, 2030
11,195,840	0.18

As at January 31, 2026, the aggregate intrinsic value of the Company's stock options is $1,446,029 (July 31, 2025 - $443,246). As at January 31, 2026, the Company has 11,195,840 options issued, outstanding, and exercisable with a weighted average exercise price of $0.18.

RISE GOLD CORP.
(An Exploration Stage Company)

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX-MONTH PERIOD ENDED JANUARY 31, 2026
(Expressed in United States Dollars)
(Unaudited)

11. CAPITAL STOCK AND ADDITIONAL PAID-IN-CAPITAL (continued)

Stock Options (continued)

Stock option transactions are summarized as follows:

	Number of Options	Weighted Average Exercise Price ($)
Balance outstanding, July 31, 2024	5,578,511	$0.52
Options granted	6,475,910	0.10
Options expired and cancelled	(3,314,050)	0.68
Balance outstanding and exercisable, July 31, 2025	8,740,371	$0.15
Options granted	4,105,469	0.20
Options exercised	(1,650,000)	0.10
Balance outstanding and exercisable, January 31, 2026	11,195,840	$0.18

The following weighted average assumptions were used for the Black-Scholes pricing model valuation of stock options issued during the period ended October 31, 2025 and year ended July 31, 2025:

	November 20, 2025	October 30, 2025	May 22, 2025

Risk-free interest rate	2.80%	2.71%	2.96%
Expected life of stock options	5 years	5 years	5 years
Expected annualized volatility	154.54%	154.35%	149.96%
Dividend	Nil	Nil	Nil
Forfeiture rate	0%	0%	0%

	March 25, 2025	October 21, 2024	September 30, 2024

Risk-free interest rate	2.72%	2.98%	2.73%
Expected life of stock options	5 years	5 years	5 years
Expected annualized volatility	145.38%	135.38%	132.92%
Dividend	Nil	Nil	Nil
Forfeiture rate	0%	0%	0%

RISE GOLD CORP.
(An Exploration Stage Company)

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX-MONTH PERIOD ENDED JANUARY 31, 2026
(Expressed in United States Dollars)
(Unaudited)

11. CAPITAL STOCK AND ADDITIONAL PAID-IN-CAPITAL (continued)

              Deferred Share Units ("DSUs)

On October 30, 2025, the Company granted 1,365,854 DSUs to certain directors. The DSUs are fully vested and can be exercised and converted to shares upon termination of service. Based on the Company's October 30, 2025 share price of $0.21, a stock-based compensation of $286,829 was recognized. On November 20, 2025, 1,000,000 DSUs were converted to shares upon termination of service of the previous CEO. 365,854 DSUs are outstanding at January 31, 2026.

Referred Share Units ("RSUs)

On January 5, 2026, the Company granted 250,000 RSUs to the CEO of the Company. The RSUs were fully vested and converted to shares. Based on the Company's January 5, 2026, share price of $0.28, a stock-based compensation of $70,000 was recognized. No RSUs are outstanding at January 31, 2026.

Share-Based Payments

The Company has in place a Long-Term Incentive Plan which provide for the award of Restricted Share Units ("RSUs"), Performance Share Units ("PSUs"), Deferred Share Units ("DSUs"), Stock Appreciation Rights ("SARs") and options to purchase Shares ("Options" and together with RSUs, PSUs, DSUs and SARs, "Awards") to directors, officers, employees, management Company Employees, and consultants. The maximum aggregate number of Awards, at any point, shall not exceed 10% of the total number of issued and outstanding shares of the Company on a non-diluted basis at such point in time

Warrants

The following warrants were outstanding at January 31, 2026:

Number of Warrants	Exercise Price ($)	Expiry Date

9,000	0.16	April 9, 2026
12,000	0.16	April 29, 2026
2,873,170	0.16	April 9, 2027
2,149,212	0.16	April 29, 2027
1,000,000	0.16	February 5, 2028
18,329,266	0.15	May 8, 2028
1,700,000	0.12	September 12, 2028
2,882,514	0.17	October 10, 2028
28,006,000	0.45	October 24, 2028
56,961,162	0.30

RISE GOLD CORP.
(An Exploration Stage Company)

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX-MONTH PERIOD ENDED JANUARY 31, 2026
(Expressed in United States Dollars)
(Unaudited)

11. CAPITAL STOCK AND ADDITIONAL PAID-IN-CAPITAL (continued)

Warrants (continued)

Warrant transactions are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price ($)
Balance outstanding, July 31, 2024	16,711,575	0.41
Warrants granted	22,911,780	0.15
Warrants expired	(7,943,424)	0.66
Balance outstanding, July 31, 2025	31,679,931	$0.16
Warrants granted	28,006,000	0.45
Warrants expired	(2,724,769)	0.26
Balance outstanding, January 31, 2026	56,961,162	$0.30

12.         SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

During the six-month periods ended January 31, 2026 and 2025, the Company had the following non-cash financing and investing activities:

For the period ended January 31, 2026:

a) The Company accrued $3,915 of interest expense as part of the outstanding balance of the credit facility.

b) Share issuance costs of $4,930 are included in accounts payable at January 31, 2026.

c) Note receivable of $1,205,419 at January 31, 2026, is for mineral property recovery.

d) Sale of equipment for $100,000 which offsets the deposit liability.

e) The Company allocated $8,018 from deferred financing asset.

For the period ended January 31, 2025:

a) The Company accrued $165,116 of interest expense as part of the outstanding balance of loan payable and credit facility.

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
FOR THE SIX-MONTH PERIOD ENDED JANUARY 31, 2026
(Expressed in United States Dollars)
(Unaudited)

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

14. SUBSEQUENT EVENT

Subsequent to the period ending January 31, 2026, 3,901,870 stock options were exercised at an average exercise price of $0.13 per option and converted into shares of the Company for proceeds of $498,614.

Subsequent to the period ending January 31, 2026, 300,000 warrants were exercised at $0.158 per warrant and converted into shares of the Company for proceeds of $47,400.

On March 3, 2026, the Company entered into a strategic development partnership (the “Agreement”) with Morgan Hughes Energy (“Morgan Hughes”) to advance the I-M Mine Property as a U.S.-based gold and critical-minerals project. Under the Agreement, Morgan Hughes will work alongside Rise Gold to advance development planning, support capital formation in connection with progressing the project toward operations and position the project within applicable domestic critical-minerals and industrial initiatives.

Under the terms and conditions of the 18-month Agreement, Rise Gold will issue to Morgan Hughes 18,000,000 warrants with a strike price of $0.40 and an expiration date of December 31, 2029. The warrants are structured to vest and become exercisable upon the achievement of defined project advancement milestones associated with positioning the I-M Mine Property for development and operation.

9,000,000 warrants will vest upon formal advancement of the project within applicable critical-minerals or industrial development frameworks. An additional 4,500,000 warrants will vest upon the establishment of development support mechanisms necessary to advance the project toward construction readiness. The remaining 4,500,000 warrants will vest upon the Company securing material development participation or capital commitments in connection with advancing the project toward operations during the term of the Agreement.

If material development participation or capital commitments are secured within 36 months of signing the Agreement, Rise Gold will pay Morgan Hughes a one-time development milestone payment of $1,500,000 in recognition of its role as a strategic development partner advancing the project toward production.

Upon achievement of a qualifying development milestone, Rise Gold will appoint a representative of Morgan Hughes to its board of directors, subject to Morgan Hughes maintaining at least a 5% ownership interest in the Company.

If the Agreement expires without achievement of the defined milestones, Rise Gold shall pay Morgan Hughes a one-time project development reimbursement of $250,000, or, upon mutual agreement, issue 1,800,000 warrants exercisable for twelve months.

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

On September 6, 2025, the Company filed its initial brief in support of the Writ. The County replied on November 18, 2025, and oral arguments, which were initially scheduled for January 9, 2026, were held on March 9, 2026.

Other Business Development

On March 3, 2026, subsequent to quarter end, the Company entered into a strategic development partnership (the "Agreement") with Morgan Hughes Energy ("Morgan Hughes") to advance the I-M Mine Property as a U.S.-based gold and critical-minerals project. Under the Agreement, Morgan Hughes will work alongside Rise Gold to advance development planning, support capital formation in connection with progressing the project toward operations and position the project within applicable domestic critical-minerals and industrial initiatives.

Morgan Hughes is a U.S.-based energy and minerals operating firm focused on advancing domestic and strategic mineral assets in coordination with evolving industrial policy and U.S. industrial and supply-chain priorities. The company integrates project development strategy, capital formation, and engagement with applicable federal industrial programs designed to strengthen U.S. resource security. Rise Gold has no relationship with Morgan Hughes other than under the Agreement.

Under the terms and conditions of the 18-month Agreement, Rise Gold will issue to Morgan Hughes 18 million warrants with a strike price of USD $0.40 and an expiration date of December 31, 2029. The warrants are structured to vest and become exercisable upon the achievement of defined project advancement milestones associated with positioning the I-M Mine Property for development and operation.

Nine million warrants will vest upon formal advancement of the project within applicable critical-minerals or industrial development frameworks. An additional 4.5 million warrants will vest upon the establishment of development support mechanisms necessary to advance the project toward construction readiness. The remaining 4.5 million warrants will vest upon the Company securing material development participation or capital commitments in connection with advancing the project toward operations during the term of the Agreement.

If material development participation or capital commitments are secured within 36 months of signing the Agreement, Rise Gold will pay Morgan Hughes a one-time development milestone payment of USD $1.5 million in recognition of its role as a strategic development partner advancing the project toward production.

Upon achievement of a qualifying development milestone, Rise Gold will appoint a representative of Morgan Hughes to its board of directors, subject to Morgan Hughes maintaining at least a 5% ownership interest in the Company.

If the Agreement expires without achievement of the defined milestones, Rise Gold shall pay Morgan Hughes a one-time project development reimbursement of USD $250,000, or, upon mutual agreement, issue 1,800,000 warrants exercisable for twelve months.

On January 5, 2026, the Company, pursuant to an employment agreement, granted 250,000 RSUs to its CEO. The RSUs were exercised and converted to common stock of the Company.

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

Plan of Operations

As at January 31, 2026, the Company had a cash and cash equivalents balance of $8,028,205, compared to a cash balance of $2,783,348 as at July 31, 2025.

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

Results of Operations

For the Periods Ended January 31, 2026 and 2025

	Three months ended January 31, 2026	Three months ended January 31, 2025	Six months ended January 31, 2026	Six months ended January 31, 2025

EXPENSES
Accretion expense (Note 10)	$-	$128,836	$8,018	$158,695
Consulting	228,066	66,784	278,094	121,890
Directors' fees	20,000	20,000	40,000	50,000
Filing and regulatory	18,359	11,923	44,075	35,920
Foreign exchange (gain) loss	1,007	3,286	3,801	5,413
General and administrative	29,637	50,606	143,232	124,972
Geological, mineral, and prospect costs (Note 5)	33,981	20,691	98,625	65,853
Interest expense (Note 10)	-	68,916	3,915	165,116
Professional fees	350,536	124,693	864,311	225,574
Promotion and shareholder communication	38,000	6,196	62,000	14,383
Salaries	39,783	-	39,783	-
Share-based compensation (Note 11)	485,737	36,211	1,049,977	198,719
Loss	$(1,245,106)	$(538,142)	$(2,635,831)	$(1,166,535)
Impairment of deferred financing asset (Note 10)	(67,610)	-	(67,610)	-
Loss on note receivable (Note 6)	-	(155,727)	-	(155,727)
Other income	78,476	7,536	119,833	7,536
Net loss and comprehensive loss for the period	$(1,234,240)	$(686,333)	$(2,583,608)	$(1,314,726)

The non cash share based compensation is higher during the six-month period ended January 31, 2026 ("H1 2026") because more stock options, RSUs, and DSUs grants were issued during H1 2026 compared to the six-month period ended January 31, 2025 ("H1 2025"). With a larger budget available in H1 2026, professional fees were higher mainly because of legal fees incurred in connection with the I-M Mine Property litigation pursuit. Consulting fees were higher in H1 2026, as they include a departure bonus paid to the previous CEO. Having more cash available in H1 2026, the Company was able to generate more interest from cash and cash equivalents (interest income is recorded as other income). Interest and accretion expenses were higher in H1 2025 as the Company had loans and a line of credit outstanding. A loss on early settlement of o note receivable was recognized in H1 2025

The Company's operating results for the periods ended January 31, 2026 and 2025 are summarized as follows:

Liquidity and Capital Resources

Working Capital

	At January 31, 2026	At July 31, 2025	At July 31, 2024
Current Assets	$8,214,818	$2,980,679	$894,638
Current Liabilities	$735,570	$1,050,421	$2,661,598
Working Capital	$7,479,248	$1,930,258	$(1,766,960)

Cash Flows

	For the six-month period ended January 31, 2026	For the six-month period ended January 31, 2025
Net Cash used in Operating Activities	$(1,684,686)	$(729,599)
Net Cash from in Investing Activities	$-	$1,589,349
Net Cash provided by (used in) Financing Activities	$6,929,543	$(359,873)
Net increase/(decrease) in Cash During the Period	$5,244,857	$499,877

As of January 31, 2026, the Company had $8,028,205 in cash and cash equivalents, $8,214,818 in current assets,  $9,617,736 in total assets, $735,570 in current liabilities and $NIL in non-current liabilities, a working capital of $7,479,248 and an accumulated deficit of $36,078,583.

During H1 2026, the Company used $1,684,686 (H1 2025 - $729,599) in net cash on operating activities.

The Company had $Nil received from investing activities during H1 2026, (H1 2025 - $1,589,349 was generated mainly from proceeds from land contracted for sale).

The Company received net cash of $6,992,641 in H1 2026 from financing activities related to a $7,000,000 private placement secured in October 2025. Stock options exercises added $165,000 to treasury in H1 2026. In December 2025, the Company paid $228,098 to close a line of credit facility. During H1 2025, the Company had a net negative cash used from financing of $359,873 (a $500,000 cash intake from a loan and repayments of loans ($816,951) and line of credit facility ($42,932).

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

As of the end of the period covered by this Report, management of the Company carried out an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, management concluded that the Company's disclosure controls and procedures were not effective as of January 31, 2026 because a material weakness in internal control over financial reporting existed as of that date as a result of a lack of segregation of incompatible duties due to insufficient personnel.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the period ended January 31, 2026 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Not applicable.

ITEM 1A. RISK FACTORS.

Risks Related to Our Business

Increased levels of volatility or a rapid destabilization of global economic conditions could have a material adverse effect on our operations and financial condition.

In recent years, global financial conditions have been characterized by increased volatility which has impacted many industries, including the mining industry. Global financial conditions are subject to sudden and rapid destabilization in response to current and future events, as governmental authorities may have limited resources to respond to such events. Global capital markets continue to experience increased volatility in response to global events such as the significant increase in the rate of inflation in recent years, and the effects of certain countermeasures taken by central banks including increased interest rates. Future economic crises may be precipitated by any number of causes, including natural disasters, epidemics (such as the COVID 19 virus pandemic), geopolitical instability and war (such as the Russian invasion of Ukraine, the Israel Palestine conflict and the Israel/U.S. conflict with Iran), the failure of financial institutions, terrorism, material changes in the price of oil, the volatility of metal prices, and the volatility of global financial markets. Continued increased levels of volatility or a sudden or rapid destabilization of global economic conditions could negatively impact our ability to obtain equity or debt financing or to make other suitable arrangements to finance our Idaho Maryland Mine Project which, in turn, could have a material adverse effect on our operations and financial condition

Our ability to continue to operate as a going concern depends on our ability to obtain adequate financing in the future.

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

We will be required to expend significant funds to determine whether proven and probable mineral reserves exist at our properties, to continue exploration and, if warranted, to develop our existing properties, and to identify and acquire additional properties to diversify our property portfolio.  We anticipate that we will be required to make substantial capital expenditures for the continued exploration and, if warranted, development of our I M Mine Property.  We have spent and will be required to continue to expend significant amounts of capital for drilling, geological, and geochemical analysis, assaying, permitting, and feasibility studies with regard to the results of our exploration at our I M Mine Property.  We may not benefit from some of these investments if we are unable to identify commercially exploitable mineral reserves.

In addition, we may incur significant legal costs going forward as we seek to protect our property rights under both California state and U.S. federal law, including asserting our 5th Amendment Rights under the U.S. Constitution and other due process rights under the 14th Amendment of the U.S. Constitution, amongst other legal remedies that are available to us. See also the risks described under "Risks Related to Mining and Exploration - There is no assurance that we will be successful in our efforts to establish, through litigation, that mining operations on the I M Mine Property are a Constitutionally protected vested use and that a use permit is not required for mining operations to continue".

Our ability to obtain necessary funding for these purposes, in turn, depends upon a number of factors, including the status of the national and worldwide economy and the price of metals. Capital markets worldwide were adversely affected by substantial losses by financial institutions, caused by investments in asset backed securities, and remnants from those losses continue to impact the ability for us to raise capital. We may not be successful in obtaining the required financing or, if we can obtain such financing, such financing may not be on terms that are favorable to us.

Our inability to access sufficient capital for our operations could have a material adverse effect on our financial condition, results of operations, and prospects.  Sales of substantial amounts of securities may have a highly dilutive effect on our ownership or share structure.  Sales of a large number of shares of our Common Stock in the public markets, or the potential for such sales, could decrease the trading price of those shares and could impair our ability to raise capital through future sales of Common Stock.  We have not yet commenced commercial production at any of our properties and, therefore, have not generated positive cash flows to date and have no reasonable prospects of doing so unless successful commercial production can be achieved at our I M Mine Property.  We expect to continue to incur negative investing and operating cash flows until such time, if ever, that we are able to enter into successful commercial production.  This will require us to deploy our working capital to fund such negative cash flow and to seek additional sources of financing.  There is no assurance that any such financing sources will be available or sufficient to meet our requirements.  There is no assurance that we will be able to continue to raise equity capital or to secure additional debt financing, or that we will not continue to incur losses

We have a limited operating history on which to base an evaluation of our business and prospects.

Since our inception, we have had no revenue from operations.  We have no history of producing products from any of our properties.  Our I M Mine Project is a historic, past producing mine which, apart from the exploration work that we have completed since 2016, has had very little recent exploration work since 1956.  We would require further exploration work in order to reach the development stage.  Advancing our I M Mine Property into the development stage will require significant capital and time, and successful commercial production from the I M Mine Property will be subject to completing feasibility studies, permitting and recommissioning of the mine, constructing processing plants, and other related works and infrastructure.  As a result, we are subject to all of the risks associated with developing and establishing new mining operations and business enterprises including:

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

The costs, timing, and complexities of exploration, development, and construction activities may be increased by the location of our properties and demand by other mineral exploration and mining companies.  It is common in exploration programs to experience unexpected problems and delays during drill programs and, if commenced, development, construction, and mine start up.  In addition, our management and workforce will need to be expanded, and sufficient support systems for our workforce will have to be established.  This could result in delays in the commencement of mineral production and increased costs of production.  Accordingly, our activities may not result in profitable mining operations, and we may not succeed in establishing mining operations or profitably producing metals at any of our current or future properties, including our I M Mine Property.

.

We have a history of losses and expect to continue to incur losses in the future.

We have incurred losses since inception, have had negative cash flow from operating activities, and expect to continue to incur losses in the future. We have incurred the following losses from operations during each of the following periods:

  $2,583,608 for the six-month period ended January 31, 2026
  $3,260,358 for the year ended July 31, 2025
  $3,565,631 for the year ended July 31, 2024
  $3,660,382 for the year ended July 31, 2023
  $3,464,127 for the year ended July 31, 2022

We expect to continue to incur losses unless and until such time as one of our properties enters into commercial production and generates sufficient revenues to fund continuing operations.  We recognize that if we are unable to generate significant revenues from mining operations and/or dispositions of our properties, we will not be able to earn profits or continue operations.  At this early stage of our operation, we also expect to face the risks, uncertainties, expenses, and difficulties frequently encountered by companies at the start up stage of their business development.  We cannot be sure that we will be successful in addressing these risks and uncertainties and our failure to do so could have a materially adverse effect on our financial condition.

Damage to our reputation could adversely affect our company's operations and financial condition.

Our relationship with the communities where we operate is critical to ensure the future success of our existing operations and the construction and development of our I M Mine Property. Reputational damage can be the result of the actual or perceived occurrence of any number of events and could include any negative publicity, whether true or not. There is an increasing level of public concern relating to the perceived effect of mining activities on the environment and on communities impacted by such activities. Certain individuals and groups who oppose resource development can often be vocal critics of the mining industry and its practices, including the use of hazardous substances in processing activities and effects on the environment. The increased use of social media and other web-based tools used to generate, publish and discuss user generated content and to connect with other users has made it increasingly easier for such individuals and groups to communicate and share their opinions and views regarding our company and our activities. Adverse publicity generated by such persons related to extractive industries generally, or our operations or development activities specifically, could have an adverse effect on our reputation. Reputation loss, including reputation loss by other similar mining companies, may result in decreased investor confidence, increased challenges in developing and maintaining community and stakeholder relations and an impediment to our overall ability to advance our I M Mine Property (including our ability to obtain permits), which could have a material adverse impact on our results of operations, financial condition and prospects. While we are committed to operating in a socially responsible manner, there is no guarantee that our efforts in this respect will mitigate this potential risk. We do not ultimately have direct control over how we are perceived by others, and reputational damage could adversely affect our operations and financial condition.

We rely on information systems that may become subject to security threats.

We have entered into agreements with third parties for hardware, software, telecommunications and other information technology ("IT") services in connection with our operations.  Our operations depend, in part, on how well we and our suppliers protect networks, equipment, IT systems and software against damage from a number of threats, including, but not limited to, cable cuts, natural disasters, terrorism, fire, power loss, hacking, phishing schemes, computer viruses, vandalism, fraud and theft.  Our operations also depend on the timely maintenance, upgrade and replacement of networks, equipment, IT systems and software, as well as preemptive interventions and expenditures to mitigate the risks of failures and other IT system disruptions. Any of these and other events could result in information systems failures, delays and increases in capital expenses and which would negatively impact our ability to operate. The failure of any part of our information systems could, depending on the nature and degree of any such failure, adversely impact our reputation and results of operations.  Our risk and exposure to these matters cannot be fully mitigated because of, among other things, the evolving nature of these threats. As a result, cybersecurity and the continued development and enhancement of controls, processes and practices designed to protect our systems, computers, software, data and networks from attack, damage or unauthorized access remain a priority. As cyber threats continue to evolve, we may be required to expend additional resources to continue to modify or enhance protective measures or to investigate and remediate any security vulnerabilities

Although the Trump Administration has shifted the focus of the U.S. government away from environmental, social, and governance (ESG) matters, continuing efforts to address such matters may negatively impact our business.

While the current Trump Administration has sought to scale back and dismantle federal ESG policies and regulations, ongoing attention to ESG matters, including those related to climate change and sustainability, and increasing societal, and investor and legislative pressures on companies to address ESG matters may result in increased costs, increased investigations and litigation or threats thereof, negative impacts on our stock price and access to capital markets, and damage to our reputation. Increasing attention to climate change, for example, may result in additional governmental investigations and private litigation, or threats thereof, against our company. In addition, some organizations that provide information to investors on corporate governance and related matters have developed ratings processes for evaluating companies on their approach to ESG matters, including climate change and climate related risks. Such ratings are used by some investors to inform their investment and voting decisions. Unfavorable ESG ratings may lead to negative investor sentiment toward our company and to the diversion of investment to other industries, which could have a negative impact on our stock price and our access to and costs of capital. Additionally, evolving expectations on various ESG matters, including biodiversity, waste, and water, may increase costs, require changes in how we operate and lead to negative stakeholder sentiment.

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

A mineral reserve is defined in subpart 1300 of Regulation S-K under the Securities Act and the Exchange Act ("Subpart 1300") as an estimate of tonnage and grade or quality of "indicated mineral resources" and "measured mineral resources" (as those terms are defined in Subpart 1300) that, in the opinion of a "qualified person" (as defined in Subpart 1300), can be the basis of an economically viable project.  In general, the probability of any individual prospect having a "reserve" that meets the requirements of Subpart 1300 is small, and our mineral properties may not contain any "reserves" and any funds that we spend on exploration could be lost.  Even if we do eventually discover a mineral reserve on one or more of our properties, there can be no assurance that our properties can be developed into producing mines or that we can extract those minerals.  Both mineral exploration and mineral development involve a high degree of risk, and few mineral properties that are explored are ultimately developed into producing mines.

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

Exploration for and the production of minerals is highly speculative and involves greater risk than many other businesses.  Most exploration programs do not result in mineralization that is of sufficient quantity and quality to be profitably mined.  Our operations are, and any future development or mining operations we may conduct will be, subject to all of the operating hazards and risks normally incidental to exploring for and developing mineral properties, such as, but not limited to:

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

The price of commodities varies daily.  Our future revenues, if any, will likely be derived from the extraction and sale of base and precious metals.  The price of those commodities has fluctuated widely, particularly in recent years, and is affected by numerous factors beyond our control, including economic and political trends, expectations of inflation, currency exchange fluctuations, interest rates, global and regional consumptive patterns, speculative activities and increased production due to new extraction developments and improved extraction and production methods.  The effect of these factors on the price of base and precious metals, and therefore the economic viability of our business, could negatively affect our ability to secure financing and could negatively affect our results of operations.

Estimates of mineralized material and resources are subject to evaluation uncertainties that could result in project failure.

Our exploration and future mining operations, if any, are and would be faced with risks associated with being able to accurately predict the quantity and quality of mineralized material and resources/reserves within the earth using statistical sampling techniques.  Estimates of any mineralized material or resource/reserve on any of our properties would be made using samples obtained from appropriately placed trenches, test pits, underground workings, and intelligently designed drilling.  There is an inherent variability of assays between check and duplicate samples taken adjacent to each other and between sampling points that cannot be reasonably eliminated.  Additionally, there also may be unknown geologic details that have not been identified or correctly appreciated at the current level of accumulated knowledge about our properties.  This could result in uncertainties that cannot reasonably be eliminated from the process of estimating mineralized material and resources/reserves.  If such estimates proved to be unreliable, any plan implemented to exploit the mineralization based on those estimates may not lead to commercially viable operations.

Any material changes in mineral resource/reserve estimates and grades of mineralization will affect the economic viability of placing a property into production and a property's return on capital.

As we have not completed feasibility studies on our I M Mine Property and have not commenced actual production, we do not have mineral resources, and any estimates may require adjustments or downward revisions.  In addition, the grade of ore ultimately mined, if any, may differ from that indicated by future feasibility studies and drill results.  Minerals recovered in small scale tests might not be duplicated in large scale tests under on site conditions or in production scale..

Our exploration activities on our properties may not be commercially successful, which could lead us to abandon our plans to develop our properties and our investments in exploration.

Our long term success depends on our ability to identify mineral deposits on our I M Mine Property and other properties we may acquire, if any, that we can then develop into commercially viable mining operations.  Mineral exploration is highly speculative, involves many risks, and is frequently non-productive. These risks include unusual or unexpected geologic formations and the inability to obtain suitable or adequate machinery, equipment, or labor.  The success of commodity exploration is determined in part by the following factors:

  the identification of potential mineralization;
  availability of government granted exploration permits;
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

We are subject to significant laws and governmental regulations that affect our operations and costs of conducting our business, and we may not be able to obtain all required permits and licenses to place our properties into production.

Our proposed operations, including exploration and, if warranted, development and operation of the I-M Mine Property, require permits from governmental authorities and will be governed by laws and regulations, including:

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

Companies engaged in exploration and mining activities often experience increased costs and delays in production and other schedules as a result of the need to comply with applicable laws, regulations, and permits. Failure to comply with applicable laws, regulations, and permits may result in enforcement actions, including the forfeiture of mineral claims or other mineral tenures, orders issued by regulatory or judicial authorities requiring operations to cease or be curtailed, and may include corrective measures requiring capital expenditures, installation of additional equipment, or costly remedial actions. We cannot predict if all permits that we may require for continued exploration, development, or construction of mining facilities and the conduct of mining operations will be obtainable on reasonable terms, if at all. Costs related to applying for and obtaining permits and licenses may be prohibitive and could delay our planned exploration and development activities. We may be required to compensate those suffering loss or damage by reason of our mineral exploration or our mining activities, if any, and may have civil or criminal fines or penalties imposed for violations of, or our failure to comply with, such laws, regulations, and permits.

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

Subsurface mining is allowed in the County M1 Zoning District, where the I-M Mine Property is located, with approval of a "Use Permit" or through the use of vested rights.  Approval of a Use Permit for mining operations requires a public hearing before the County Planning Commission. The Planning Commission makes recommendations to the Board of Supervisors, which in turn requires a public hearing.  The Board of Supervisors ultimately makes the decision as to whether to approve or not approve the Use Permit.  The Use Permit approvals include conditions of approval, which are designed to minimize the impact of conditional uses on neighboring properties.

The Use Permit application submitted by Rise in 2019 proposed underground mining to recommence at the I-M Mine Property at an average throughput of 1,000 tons per day. The existing Brunswick Shaft, which extends to ~3400 feet depth below surface, would be used as the primary rock conveyance from the I-M Mine Property. A second service shaft would be constructed by raising from underground to provide for the conveyance of personnel, materials, and equipment. Processing would be done by gravity and flotation to produce gravity and flotation gold concentrates.

We proposed to produce barren rock from underground tunneling and sand tailings as part of the project which would be used for creation of approximately 58 acres of level and useable industrial zoned land for future economic development in the County. A water treatment plant and pond, using conventional processes, would ensure that groundwater pumped from the mine is treated to regulatory standards before being discharged to the local waterways. There is no assurance a Use Permit application will be accepted as submitted or approved.

In 1975, the California Legislature enacted the Surface Mining and Reclamation Act ("SMARA"), which required that all surface mining operations in California have approved reclamation plans and financial assurances. SMARA was adopted to ensure that land used for mining operations in California would be reclaimed post-mining to a useable condition. Pursuant to SMARA, we would be required to obtain approval of a Reclamation Plan from and provide financial assurances to the County for any surface component of the underground mining operation before mining operations could commence. Approval of a Reclamation Plan will require public hearings before the Planning Commission and Board of Supervisors.

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

On November 21, 2019, we submitted an application for a Use Permit to the County. On April 28, 2020, with a vote of 5-0, the Nevada County Board of Supervisors (the "Board of Supervisors") approved the contract for Raney to prepare an environmental impact report and conduct contract planning services on behalf of the County for the proposed I-M Mine Project. The Planning Commission held a public hearing on May 10 and May 11, 2023, to consider the final environmental impact report ("FEIR"). At the conclusion of the public hearing, the Planning Commission recommended to the Board of Supervisors that the FEIR not be certified and that the Use Permit be denied.

On September 6, 2023, the Company submitted a Petition to the County asserting its vested right to mine at the I-M Mine Property. The Board of Supervisors held a public hearing regarding the Company's Petition on December 13 and 14, 2023. The Board of Supervisors denied recognition of the Company's assertion of its vested right.

On February 20, 2024, we announced that the Board of Supervisors adopted a resolution in a public hearing on February 16, 2024, denying our application for a Use Permit to allow the reopening of the I-M Mine and not certifying the FEIR.

On May 13, 2024, the Company submitted a Writ of Mandamus (the "Writ"), asking the Superior Court of California for the County of Nevada (the "Court") to compel the Board of Supervisors to follow applicable law and grant us recognition of our vested right to operate the I-M Mine. We filed our initial brief in support of the Writ on September 6, 2025. The County replied on November 18, 2025, and oral arguments were held on March 9, 2026.

Rise has been compelled to take court action to assert its rights to re-open the I-M Mine.  There can be no guarantee that the Company's legal actions will be successful.

Our activities are subject to environmental laws and regulations that may increase our costs of doing business and restrict our operations.

All phases of our operations are subject to environmental regulation in the jurisdictions in which we operate.  Environmental legislation is evolving in a manner that may require stricter standards and enforcement, increased fines and penalties for non compliance, more stringent environmental assessments of proposed projects, and a heightened degree of responsibility for companies and their officers, directors, and employees. These laws address emissions into the air, discharges into water, management of waste, management of hazardous substances, protection of natural resources, antiquities and endangered species, and reclamation of lands disturbed by mining operations. Compliance with environmental laws and regulations, and future changes in these laws and regulations, may require significant capital outlays and may cause material changes or delays in our operations and future activities.  It is possible that future changes in these laws or regulations could have a significant adverse impact on our properties or some portion of our business, causing us to re evaluate those activities at that time.

Regulations and pending legislation governing issues involving climate change and our obligation to monitor and report on how our operations may impact climate change could result in increased operating costs, which could have a material adverse effect on our business.

A number of governments or governmental bodies have introduced or are contemplating legislative and/or regulatory changes in response to concerns about the potential impact of climate change. Legislation and increased regulation regarding climate change could impose significant costs on us, on our future venture partners, if any, and on our suppliers, including costs related to increased energy requirements, capital equipment, environmental monitoring and reporting, and other costs necessary to comply with such regulations. Many governments and other stakeholders have been seeking enhanced disclosure and moving to enact climate change legislation and treaties at the international, national, state, provincial and local levels.

Any adopted future climate change regulations and our obligations to report on them could also negatively impact our ability to compete with companies situated in areas not subject to such limitations. Given the emotional and political significance and uncertainty surrounding the impact of climate change and how it should be dealt with, we cannot predict how legislation and regulation will ultimately affect our financial condition, operating performance, and ability to compete. Furthermore, even without such regulation, increased awareness and any adverse publicity in the global marketplace about potential impacts on climate change by us or other companies in our industry could harm our reputation. The potential physical impacts of climate change on our operations are highly uncertain, could be particular to the geographic circumstances in areas in which we operate and may include changes in rainfall and storm patterns and intensities, water shortages, changing sea levels, and changing temperatures. Extreme weather events, such as forest fires, severe storms. floods, drought or more extreme temperatures, all of which may be more frequent and more extreme due to climate change, may affect our operations.  Our operations could be adversely affected in various ways, including through damage to our facilities or from increased costs for insurance. Such extreme weather events can also lead to community evacuations, temporary labour shortages, and delays in receiving critical supplies.  Water will be a key resource for our operations and inadequate water management and stewardship could have a material adverse effect on our company and our operations. While certain aspects relating to water management are within our ability to control, extreme weather events, resulting in too much or too little water, can negatively impact our water management practices. The effects of climate change may adversely impact the cost, production, and financial performance of our operations.

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

Risks Related to the Shares

Our share price may be volatile and as a result you could lose all or part of your investment.

In addition to volatility associated with equity securities in general, the value of your investment could decline due to the impact of any of a wide variety of factors, including the following, upon the market price of the Shares:

  Delays in or disappointing results from our efforts to establish, through litigation, that mining operations on the I-M Mine Property are a Constitutionally protected vested use and that a use permit is therefore not required for mining operations to continue;
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

We are subject to the continued listing criteria of the CSE and the continued qualification requirements of the OTCQB, and our failure to satisfy these criteria may result in delisting of our Common Stock from the CSE and/or removal of our Common Stock from trading on the OTCQB.

Our Common Stock is currently listed for trading on the CSE, a securities exchange in Canada, and quoted on the OTCQB, an inter-dealer trading market in the United States. In order to maintain the listing on the CSE or any other securities exchange we may trade on, we must maintain certain financial and share distribution targets, including maintaining a minimum number of public shareholders. In addition to objective standards, these exchanges may delist the securities of any issuer if, in the exchange's opinion, our financial condition and/or operating results appear unsatisfactory; if it appears that the extent of public distribution or the aggregate market value of the security has become so reduced as to make continued listing inadvisable; if we sell or dispose of our principal operating assets or cease to be an operating company; if we fail to comply with the listing requirements; or if any other event occurs or any condition exists which, in their opinion, makes continued listing on the exchange inadvisable.

If the CSE or any other exchange were to delist the Common Stock, investors may face material adverse consequences, including, but not limited to, a lack of trading market for the Common Stock, reduced liquidity, decreased analyst coverage, and/or an inability for us to obtain additional financing to fund our operations.

Quotation of our Common Stock on the OTCQB provides us with a trading platform in the United States.  In order to continue to qualify to trade on the OTCQB, we must continue to meet the criteria set out in the OTCQB Standards, which include meeting ongoing disclosure obligations and financial standards.  In the event we no longer qualified to trade on the OTCQB, we would have to seek qualification on the new OTCID market tier of the OTC Markets to continue to provide investors with a trading platform in the United States.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The Company made no unregistered sales of securities during the quarter covered by this report that have not previously been disclosed on Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed herewith:

3.1	Articles of Incorporation, as amended through March 29, 2017 (1)

3.2	Certificate of Change made effective December 16, 2019 (2)

3.3	Certificate of Amendment dated September 18, 2020 (2)

3.4	Bylaws (3)

10.1	Long-Term Incentive Plan dated October 17, 2025

10.2	Employment Agreement with David Watkinson dated November 20, 2025

21.1	Subsidiaries of the registrant (1)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

___________________

(1) Included as an exhibit to our registration statement on Form S-1 filed on September 5, 2017 and incorporated herein by reference.

(2) Included as an exhibit to our Form 10-K annual report filed on October 29, 2020 and incorporated herein by reference.

(3) Included as an exhibit to our registration statement on Form S-1 filed on February 19, 2008 and incorporated herein by reference.

(3) Included as an exhibit to our registration statement on Form S-1 filed on March 2, 2026 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

By:	/s/ David Watkinson
David Watkinson President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Mihai Draguleasa
Mihai Draguleasa Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Date	March 17, 2026