Form 10-Q
period 2026-04-30
Rise Gold Corp.
filed 2026-06-15
CIK 1424864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2026

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
❏ Yes ☒ No

As of June 15, 2026, the registrant had 127,543,837 shares of common stock issued and outstanding.

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

PERIOD ENDED APRIL 30, 2026

RISE GOLD CORP.

(An Exploration Stage Company)

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

(Expressed in United States Dollars)

(Unaudited)

AS AT
	April 30, 2026	July 31, 2025
ASSETS
Current
Cash and cash equivalents (Note 3)	$7,962,924	$2,783,348
Receivables	20,297	23,057
Prepaid expenses (Note 4)	93,041	74,274
Assets held for sale (Note 6)	-	100,000
Total current assets	8,076,262	2,980,679

Non-current
Mineral property interests (Note 5)	197,499	197,499
Note receivable (Note 5)	1,213,778	1,188,701
Deferred financing assset (Note 10)	-	75,628
Total assets	$9,487,539	$4,442,507

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current
Accounts payable and accrued liabilities	$630,071	$762,620
Deposit liability (Note 6)	-	100,000
Payable to related parties (Note 8)	40,000	187,801
Total current liabilities	670,071	1,050,421

Non-current
Credit facility (Note 10)	-	129,001
Total liabilities	670,071	1,179,422

Stockholders’ equity
Capital stock, $0.001 par value, 400,000,000 shares authorized;
127,543,837 shares issued and outstanding at April 30, 2026 (Note 11)	127,544	92,370
Additional paid-in capital (Note 11)	45,487,393	36,769,774
Cumulative translation adjustment	(104,084)	(104,084)
Deficit	(36,693,385)	(33,494,975)
Total stockholders' equity	8,817,468	3,263,085

Total liabilities and stockholders' equity	$9,487,539	$4,442,507

Nature and continuance of operations (Note 1)

Contingency (Note 7)

Subsequent events (Note 14)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

RISE GOLD CORP.

(An Exploration Stage Company)

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

(Expressed in United States Dollars)

(Unaudited)

	Three months ended April 30, 2026	Three months ended April 30, 2025	Nine months ended April 30, 2026	Nine months ended April 30, 2025

EXPENSES
Accretion expense (Note 10)	$-	$63,765	$8,018	$222,460
Consulting	29,110	49,769	307,204	171,659
Directors' fees	38,667	20,000	78,667	70,000
Filing and regulatory	9,994	5,341	54,069	41,261
Foreign exchange (gain) loss	1,167	360	4,968	5,773
General and administrative	35,013	72,171	178,245	197,143
Geological, mineral, and prospect costs (Note 5)	186,207	7,131	284,832	72,984
Interest expense (Note 10)	-	55,592	3,915	220,708
Professional fees	330,423	104,335	1,194,734	329,909
Promotion and shareholder communication	-	6,525	62,000	20,908
Salaries	42,565	-	82,348	-
Share-based compensation (Note 11)	26,249	59,696	1,076,226	258,415
Loss	$(699,395)	$(444,685)	$(3,335,226)	$(1,611,220)
Impairment of deferred financing asset (Note 10)	-	-	(67,610)	-
Impairment of assets held for sale (Note 6)	-	(311,530)	-	(311,530)
Loss on note receivable (Note 5)	-	-	-	(155,727)
Other income	84,593	181	204,426	7,717
Net loss and comprehensive loss for the period	$(614,802)	$(756,034)	$(3,198,410)	$(2,070,760)
Basic and diluted loss per common share	$(0.00)	$(0.01)	$(0.03)	$(0.04)
Weighted average number of common shares Outstanding (basic and diluted)	125,580,034	55,785,106	114,407,189	55,785,106

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

RISE GOLD CORP.

(An Exploration Stage Company)

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

(Expressed in United States Dollars)

(Unaudited)

	Nine months ended April 30, 2026	Nine months ended April 30, 2025

CASH FLOWS FROM OPERATING ACTIVITIES
Loss for the period	$(3,198,410)	$(2,070,760)
Items not involving cash
Impairment of assets held for sale	-	311,530
Interest expense	3,915	220,709
Share-based compensation	1,076,226	258,415
Accretion expense	8,018	222,460
Interest income note receivable amortization	(25,077)	-
Legal expenses added to line of credit facility	95,182	-
Loss on settlement of note receivable	-	155,727
Impairment of deferred financing asset	67,610	-
Non-cash working capital item changes:
Receivables	2,761	12,501
Prepaid expenses	(18,767)	28,292
Accounts payable and accrued liabilities	(145,341)	(39,228)
Related party payables	(147,801)	50,695
Net cash used in operating activities	(2,281,684)	(849,659)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from mineral property contracted for sale	-	1,614,349
Net cash provided by investing activities	-	1,614,349

CASH FLOWS FROM FINANCING ACTIVITIES
Private placement, net of issuance cost	6,976,922	-
Proceeds from stock options exercise	663,614	-
Proceeds from warrants exercise	48,822	-
Proceeds from loan	-	500,000
Shares subscribed in advance		1,636,006
Line of credit repayment	(228,098)	-
Loan repayment	-	(816,941)
Net cash provided by financing activities	7,461,260	1,319,065

Change in cash and cash equivalents for the period	5,179,576	2,083,755
Cash and cash equivalents, beginning of period	2,783,348	243,669
Cash and cash equivalents, end of period	$7,962,924	$2,327,424

Supplemental disclosure with respect to cash flows (Note 12)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

RISE GOLD CORP.

(An Exploration Stage Company)

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF STOCKHOLDERS' EQUITY

(Expressed in United States Dollars)

(Unaudited)

	Capital Stock		Additional Paid-in Capital	Shared subscribed in advance	Cumulative Translation Adjustment
	Number	Amount				Deficit	Total

Balance as at July 31, 2024	55,785,106	$55,785	$32,660,586	$-	$(104,084)	$(30,234,617)	$2,377,670
Warrants issued for loans	-	-	488,775	-	-	-	488,775
Share-based compensation	-	-	162,508		-	-	162,508
Loss for the period	-	-	-	-	-	(628,393)	(628,393)
Balance as at October 31, 2024	55,785,106	$55,785	$33,311,869	$-	$(104,084)	$(30,863,010)	$2,400,560
Share-based compensation	-	-	36,211	-	-	-	36,211
Loss for the period	-	-	-	-	-	(686,333)	(686,333)
Balance as at January 31, 2025	55,785,106	$55,785	$33,348,080	$-	$(104,084)	$(30,863,010)	1,750,438
Shares subscribed in advance	-	-	-	1,636,006	-	-	1,636,006
Share-based compensation	-	-	59,696	-	-	-	59,696
Loss for the period	-	-	-	-	-	(756,034)	(756,034)
Balance as at April 30, 2025	55,785,106	$55,785	$33,407,776	1,636,006	$(104,084)	$(31,619,044)	2,690,106

Balance as at July 31, 2025	92,370,467	$92,370	$36,769,774	$-	$(104,084)	$(33,494,975)	$3,263,085
Shares issued for cash, net of issuance cost	28,000,000	28,000	6,966,231	-	-	-	6,994,231
Share-based compensation	-	-	564,240		-	-	564,240
Loss for the period	-	-	-	-	-	(1,349,368)	(1,349,368)
Balance as at October 31, 2025	120,370,467	$120,370	$44,300,245	$-	$(104,084)	$(34,844,343)	$9,472,186
Share issuance costs	-	-	(6,519)	-	-	-	(6,519)
Shares issued from stock options exercise	1,650,000	1,650	163,350	-	-	-	165,000
Shares issued from RSU exercise	250,000	250	(250)	-	-	-	-
Shares issued from DSU exercise	1,000,000	1,000	(1,000)	-	-	-	-
Share-based compensation	-	-	485,737	-	-	-	485,737
Loss for the period	-	-	-	-	-	(1,234,240)	(1,234,240)
Balance as at January 31, 2026	123,270,467	$123,270	$44,941,563	$-	$(104,084)	$(36,078,583)	$8,882,164
Share issuance costs	-	-	(23,581)	-	-	-	(23,581)
Shares issued from stock options exercise	3,901,870	3,902	494,712	-	-	-	498,614
Shares issued from RSU exercise	62,500	63	(63)	-	-	-	-
Shares issued from warrant exercise	309,000	309	48,513	-	-	-	48,822
Share-based compensation	-	-	26,249	-	-	-	26,249
Loss for the period	-	-	-	-	-	(614,802)	(614,802)
Balance as at April 30, 2026	127,543,837	$127,544	$45,487,393	$-	$(104,084)	$(36,693,385)	$8,817,468

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

RISE GOLD CORP.
(An Exploration Stage Company)
NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE-MONTH PERIOD ENDED APRIL 30, 2026
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

The Company is in the early stages of exploration and as is common with any exploration company, it raises financing for its acquisition activities. The accompanying condensed interim consolidated financial statements have been prepared on the going concern basis, which presumes that the Company will continue operations for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of business. The Company incurred a loss of  $3,198,410 for the nine months period ended April 30, 2026, and has accumulated a deficit of $36,693,385. The ability of the Company to continue as a going concern is dependent on the Company's ability to maintain continued support from its shareholders and creditors and to raise additional capital and implement its business plan. There is no assurance that the Company will be able to obtain adequate financing in the future or that such financing will be on terms advantageous to the Company. Based on working capital at April 30, 2026, management estimates that it does have sufficient funds to continue operations for the ensuing 12 months from the date of these financial statements.

              On April 30, 2026, the Company had working capital surplus of $7,406,191 (July 31, 2025 - working capital surplus of $1,930,258).

2. BASIS OF PREPARATION

Generally Accepted Accounting Principles

These unaudited condensed consolidated interim financial statements have been prepared in conformity with generally accepted accounting principles of the United States of America ("US GAAP") and the rules and regulations of the Securities and Exchange Commission ("SEC") for financial information with the instructions to Form 10-Q and Regulation S-K. Results are not necessarily indicative of results which may be achieved in the future. The unaudited condensed consolidated interim financial statements should be read in conjunction with the Company's Annual Report on Form 10-K, which contains the audited financial statements and notes thereto, together with Management's Discussion and Analysis, for the year ended July 31, 2025. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such SEC rules and regulations. These financial statements follow the same accounting policies in the annual financial statements. The operating results for the nine months ended April 30, 2026, are not necessarily indicative of the results that may be expected for the year ending July 31, 2026.

RISE GOLD CORP.
(An Exploration Stage Company)

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE-MONTH PERIOD ENDED APRIL 30, 2026
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

3. CASH AND CASH EQUIVALENTS

As at April 30, 2026, the balance of cash and cash equivalents is $7,962,924 (July 31, 2025: $2,783,348) of which $6,553,757 (July 31, 2025: $Nil) is cash equivalents related to U.S Treasury Bills.

4. PREPAID EXPENSES

	April 30, 2026	July 31, 2025
Current
Insurance	$7,041	$-
Deposits	75,000	63,399
Investor relations	11,000	10,875
Total	$93,041	$74,274

RISE GOLD CORP.
(An Exploration Stage Company)

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE-MONTH PERIOD ENDED APRIL 30, 2026
(Expressed in United States Dollars)
(Unaudited)

5. MINERAL PROPERTY INTERESTS

The Company's mineral properties balance consists of:

Idaho-Maryland, California
July 31, 2025	$197,499
April 30, 2026	$197,499

Title to mineral properties

Title to mineral properties involves certain inherent risks due to the difficulties of determining the validity of certain mineral titles. Additionally, the potential for problems arising from the frequently ambiguous conveying history characteristic of many mineral properties also exist. As at April 30, 2026, the Company holds title to the Idaho-Maryland Gold Mine Property.

As of April 30, 2026, the management does not consider that there are events or changes in circumstances to indicate that the carrying amount of the asset group may not be recoverable. As of the date of these consolidated financial statements, the Company has not established any proven or probable reserves on its mineral properties and has incurred only acquisition and exploration costs.

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
FOR THE NINE-MONTH PERIOD ENDED APRIL 30, 2026
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

On May 14, 2018, the Company completed the purchase of the surface rights by making the final payment of $1,300,000.

As at April 30, 2026, the Company has incurred cumulative expenditures of $9,921,166 on the Idaho-Maryland Gold Mine property as follows:

	Nine months ended April 30, 2026	Year ended July 31, 2025

Idaho-Maryland Gold Mine expenditures:
Opening balance	$9,636,334	$9,539,814

Consulting	213,014	64,000
Drilling contractors and fees	37,901	-
Geological	11,930	-
Rent	21,393	28,473
Supplies and office	594	4,047
Total expenditures for the period	$284,832	$96,520

Closing balance	$9,921,166	$9,636,334

RISE GOLD CORP.
(An Exploration Stage Company)

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE-MONTH PERIOD ENDED APRIL 30, 2026
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

At April 30, 2026, the following is the continuity of the $1,250,000 note receivable:

Discounted fair value on May 27, 2025	$ 1,183,128
Interest income earned to July 31, 2025	$ 5,573
Balance at July 31, 2025	$ 1,188,701
Interest income earned to April 30, 2026	$ 25,077
Balance at April 30, 2026	$ 1,213,778

              The estimated market interest rate used to discount the note receivable secured by the surface rights was 8%.

RISE GOLD CORP.
(An Exploration Stage Company)

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE-MONTH PERIOD ENDED APRIL 30, 2026
(Expressed in United States Dollars)
(Unaudited)

6. EQUIPMENT

Cost	Drilling equipment
At July 31, 2023	$644,847
At July 31, 2024	$644,847
At July 31, 2025 and October 31, 2025	$-

Accumulated depreciation
At July 31, 2023	$116,382
Depreciation	$16,935
At July 31, 2024	$133,317
Depreciation	$-
At July 31, 2025 and October 31, 2025	$-

Total carrying value, July 31, 2023	$528,465

Total carrying value, July 31, 2024	$511,530
Assets held for sale	$(511,530)
Total carrying value, July 31, 2025 and April 30, 2026	$-

Assets Held for Sale

During the year ended July 31, 2024, the Company approved a plan to sell its drilling equipment. The drilling equipment had a net carrying amount of $511,530 and was reclassified as an asset held for sale, with no impairment loss recognized. In May 2025, the Company entered into an agreement to sell its drilling equipment for a sale price of $100,000 plus $100,000 in contingent payments. $100,000 was received in June 2025 and was recognized as a deposit liability. Subsequent payments of $50,000 payable for each of the two drilling rigs sold may be received when each rig drills its first hole to a depth of 200m, no later than four months following delivery. In connection with the sale agreement, a loss of $411,530 on the sale of assets was recognized during the year ended July 31, 2025 ($311,530 as of April 30, 2025). The sale was completed when delivery occurred in October 2025, and the $100,000 deposit liability was derecognized.

RISE GOLD CORP.
(An Exploration Stage Company)

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE-MONTH PERIOD ENDED APRIL 30, 2026
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

In September 2024, the Company received a notice from the Community Environmental Advocates Foundation ("CEA") of intent to file a citizen suit against the Company for alleged violations of the Clean Water Act. The Company was not served with a summons and complaint filed in the citizen suit, and the Company was dismissed. The citizen suit proceeds, however, against Rise Grass Valley Inc, the subsidiary of the Company. On May 18, 2026, the District Court for the Eastern District of California entered an Order granting Summary Judgment as to liability against Rise Grass Valley, Inc. Trial on remaining issues in the lawsuit is scheduled for July 12, 2027. Litigation is ongoing. Rise Grass Valley Inc denies all allegations made in the citizen suit. Management has determined that no estimate of a loss event can be determined at this time in connection with the notice.

8. RELATED PARTY TRANSACTIONS

Key management personnel consist of the Chief Executive Officer, Chief Financial Officer, and the directors of the Company. The remuneration of the key management personnel is as follows:

a) During the nine-month period ended April 30, 2026, salaries of $72,000 (April 30, 2025 - $Nil) to the current CEO of the Company

b) During the nine-month period ended April 30, 2026, consulting fees of $205,700 (April 30, 2025 - $99,000) to the former CEO of the Company.

c) During the nine-month period ended April 30, 2026, director fees of $78,667 (April 30, 2025 - $70,000) to directors of the Company.

d) During the nine-month period ended April 30, 2026, consulting fees of $51,504 (April 30, 2025 - $29,870) to a company controlled by the CFO of the Company.

e) During the nine-month period ended April 30, 2026, the Company paid $Nil (April 30, 2025 - $64,206) in professional and consulting fees to a company controlled by a former director of the Company.

f) Share-based compensation of $938,245 (April 30, 2025 - $258,415) for options, restricted share units.  and deferred share units ("DSUs") granted during the nine-month period ended April 30, 2026.

g) As at April 30, 2026, and July 31, 2025, $40,000 and $187,801 were owed to related parties, respectively.

h) During the nine-month period ended April 30, 2026, certain directors and officers purchased in a private placement of the Company an aggregate of 1,080,000 shares of the Company at a price of $0.25 per share for total gross proceeds of $270,000 ($Nil - April 30, 2025).

RISE GOLD CORP.
(An Exploration Stage Company)

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE-MONTH PERIOD ENDED APRIL 30, 2026
(Expressed in United States Dollars)
(Unaudited)

9. LOANS PAYABLE

a) Eridanus Loan

Loan Payable
Balance, July 31, 2023	$1,437,914
Interest expense	299,228
Accretion expense	120,918
Repayment	(200,000)
Balance, July 31, 2024	$1,658,060
Interest expense	179,759
Accretion expense	139,667
Issuance costs	(154,351)
Loss on settlment of loan	24,089
Repayment	(1,847,224)
Balance, July 31, 2025 and April 30, 2026	$-

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
FOR THE NINE-MONTH PERIOD ENDED APRIL 30, 2026
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

In May 2025, the Company repaid the entire balance of the Myrmikan loan.

Balance, July 31, 2024	$-
Proceeds	500,000
Interest expense	47,346
Accretion expense	45,573
Issuance costs	(334,423)
Loss on settlement of loan	288,850
Repayment	(547,346)
Balance, July 31, 2025 and April 30, 2026	$-

RISE GOLD CORP.
(An Exploration Stage Company)

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE-MONTH PERIOD ENDED APRIL 30, 2026
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

RISE GOLD CORP.
(An Exploration Stage Company)

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE-MONTH PERIOD ENDED APRIL 30, 2026
(Expressed in United States Dollars)
(Unaudited)

10. CREDIT FACILITY (continued)

The following are the continuity schedules of the Credit Facility and Deferred Financing asset:

Balance, July 31, 2024	$116,130
Reclassification to accounts payable	(63,796)
Principal amount	58,031
Interest expense	5,008
Issuance costs	(31,610)
Accretion expense	45,238
Balance, July 31, 2025	$129,001
Principal amount	95,182
Interest expense	3,915
Issuance costs	(8,018)
Accretion expense	8,018
Repayment upon cancellation of credit facility	(228,098)
Balance, April 30, 2026	$-

Deferred Financing Asset
Balance, July 31, 2024	$111,707
Allocation to credit facility	(36,079)
Balance, July 31, 2025	$75,628
Accretion expense	(8,018)
Impairment of deferred financing asset	(67,610)
Balance, April 30, 2026	$-

The following weighted average assumptions were used for the Black-Scholes pricing model valuation of warrants:

February 5, 2024

Risk-free interest rate	3.67%
Expected life of warrants	4 years
Expected annualized volatility	122.71%
Share price at grant date	$0.16
Exercise price	$0.16
Fair value	$0.13
Dividend	Nil
Forfeiture rate	0%

RISE GOLD CORP.
(An Exploration Stage Company)

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE-MONTH PERIOD ENDED APRIL 30, 2026
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

On February 23, 2026, 3,901,870 stock options with exercise prices ranging from $0.10 to $0.25 were exercised and converted to common stock.

On April 20, 2026, 62,500 restricted share units vested and were converted to common stock.

Warrant exercises

During the nine-month period ended April 30, 2026, 309,000 warrants with an exercise price pf $0.158 were exercised and converted to common stock.

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
FOR THE NINE-MONTH PERIOD ENDED APRIL 30, 2026
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

The following incentive stock options were outstanding as at April 30, 2026:

Number of Options outstanding	Weighted Average Exercise Price ($)	Expiry Date

200,000	0.65	February 7, 2027
260,000	0.53	February 21, 2028
217,780	0.26	September 22, 2028
612,202	0.25	December 12, 2028
562,238	0.17	May 1, 2029
1,006,750	0.11	October 21, 2029
330,000	0.10	March 25, 2030
530,000	0.10	May 22, 2030
915,000	0.25	October 30, 2030
2,660,000	0.18	November 20, 2030
7,293,970	0.20

As at April 30, 2026, the aggregate intrinsic value of the Company's stock options is $1,182,343 (July 31, 2025 - $443,246). As at April 30, 2026, the Company has 7,293,970 options issued, outstanding, and exercisable with a weighted average exercise price of $0.20.

RISE GOLD CORP.
(An Exploration Stage Company)

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE-MONTH PERIOD ENDED APRIL 30, 2026
(Expressed in United States Dollars)
(Unaudited)

11. CAPITAL STOCK AND ADDITIONAL PAID-IN-CAPITAL (continued)

Stock Options (continued)

Stock option transactions are summarized as follows:

	Number of Options	Weighted Average Exercise Price ($)
Balance outstanding, July 31, 2024	5,578,511	$0.52
Options granted	6,475,910	0.10
Options expired and cancelled	(3,314,050)	0.68
Balance outstanding and exercisable, July 31, 2025	8,740,371	$0.15
Options granted	4,105,469	0.20
Options exercised	(5,551,870)	0.12
Balance outstanding and exercisable, April 30, 2026	7,293,970	$0.20

The following weighted average assumptions were used for the Black-Scholes pricing model valuation of stock options issued during the nine-month period ended April 30, 2026 and year ended July 31, 2025:

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

RISE GOLD CORP.
(An Exploration Stage Company)

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE-MONTH PERIOD ENDED APRIL 30, 2026
(Expressed in United States Dollars)
(Unaudited)

11. CAPITAL STOCK AND ADDITIONAL PAID-IN-CAPITAL (continued)

Deferred Share Units ("DSUs)

On October 30, 2025, the Company granted 1,365,854 DSUs to certain directors. The DSUs are fully vested and can be exercised and converted to shares upon termination of service. Based on the Company's October 30, 2025, share price of $0.21, a stock-based compensation of $286,829 was recognized. On November 20, 2025, 1,000,000 DSUs were converted to shares upon termination of service of the previous CEO. 365,854 DSUs are outstanding at April  30, 2026.

Referred Share Units ("RSUs)

On January 5, 2026, the Company granted 250,000 RSUs to the CEO of the Company. The RSUs were fully vested and converted to shares. Based on the Company’s January 5, 2026, share price of $0.28, a stock-based compensation of $70,000 was recognized. On April 1, 2026, 62,500 RSUs were granted to the CEO of the Company. The RSUs were fully vested and converted to shares on April 20, 2026. A stock-based compensation of $26,250 (based on a $0.42 share price on grant date) was recognized in connection with the April 2026 RSU grant. No RSUs are outstanding at April 30, 2026. Pursuant to an employment agreement between the Company and its CEO, the Company is committed to grant 375,000 RSUs between July 1, 2026 and October 1, 2027.

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

Warrants

The following warrants were outstanding at April 30, 2026:

Number of Warrants	Exercise Price ($)	Expiry Date

2,873,170	0.16	April 9, 2027
1,849,212	0.16	April 29, 2027
1,000,000	0.16	February 5, 2028
18,329,266	0.15	May 8, 2028
1,700,000	0.12	September 12, 2028
2,882,514	0.17	October 10, 2028
28,006,000	0.45	October 24, 2028
18,000,000	0.40	December 31, 2029
74,640,162	0.32

RISE GOLD CORP.
(An Exploration Stage Company)

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE-MONTH PERIOD ENDED APRIL 30, 2026
(Expressed in United States Dollars)
(Unaudited)

11. CAPITAL STOCK AND ADDITIONAL PAID-IN-CAPITAL (continued)

Warrants (continued)

Warrant transactions are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price ($)
Balance outstanding, July 31, 2024	16,711,575	0.41
Warrants granted	22,911,780	0.15
Warrants expired	(7,943,424)	0.66
Balance outstanding, July 31, 2025	31,679,931	$0.16
Warrants granted	46,006,000	0.43
Warrants exercised	(309,000)	0.16
Warrants expired	(2,736,769)	0.26
Balance outstanding, April 30, 2026	74,640,162	$0.32
Warrants exercisable	56,640,162	0.30

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

Under the terms of the Agreement the Company issued to Morgan Hughes 18,000,000 warrants with an exercise price of $0.40 and an expiration date of December 31, 2029. The warrants are structured to vest and become exercisable upon the achievement of defined project advancement milestones associated with positioning the I-M Mine Property for development and operation.

9,000,000 warrants will vest upon designation by a US federal agency as a critical-minerals or national-security project. An additional 4,500,000 warrants will vest upon the issuance of a development funding letter. The remaining 4,500,000 warrants will vest upon the Company securing material development participation or capital commitments in connection with advancing the project toward operations during the term of the Agreement.

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

As of April 30, 2026, the Company has not  recognized compensation expense related to the warrants as the vesting is not yet considered probable.

RISE GOLD CORP.
(An Exploration Stage Company)

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE-MONTH PERIOD ENDED APRIL 30, 2026
(Expressed in United States Dollars)
(Unaudited)

12. SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

During the nine-month periods ended April 30, 2026, and 2025, the Company had the following non-cash financing and investing activities:

For the period ended April 30, 2026:

a) The Company accrued $3,915 of interest expense as part of the outstanding balance of the credit facility.

b) Share issuance costs of $12,793 are included in accounts payable at April 30, 2026.

c) Note receivable of $1,213,778 at April 30, 2026, is for mineral property recovery.

d) Sale of equipment for $100,000 which offsets the deposit liability.

e) The Company allocated $8,018 to deferred financing asset.

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

RISE GOLD CORP.
(An Exploration Stage Company)

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE-MONTH PERIOD ENDED APRIL 30, 2026
(Expressed in United States Dollars)
(Unaudited)

14. SUBSEQUENT EVENT

On May 7, 2026, Superior Court of California for the County of Nevada (the “Court”) denied the Company’s Writ of Mandamus asking the Court to compel the Board of Supervisors of Nevada County (the “Board”) to grant Rise recognition of its vested right to operate the I-M Mine.

On May 18, 2026, the District Court for the Eastern District of California entered an Order granting Summary Judgment as to liability against Rise Grass Valley, Inc. Trial on remaining issues in the lawsuit is scheduled for July 12, 2027. Litigation is ongoing. Rise Grass Valley Inc denies all allegations made in the citizen suit. Management has determined that no estimate of a loss event can be determined at this time in connection with the order.

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

On May 7, 2026, the Court has denied the Company's Writ of Mandamus asking the Court to compel the Board to follow applicable law and grant Rise recognition of its vested right to operate the I-M Mine. The Company plans to appeal the Court's ruling in Superior Court in California. Should the Company's Writ fail on appeal, Rise's mineral estate will lose all value, which will allow Rise to bring a takings action against the County under the Fifth Amendment of the U.S. Constitution. The remedy for an unconstitutional taking is the payment of just compensation, which is the fair market value of the property taken. Based on comparable mines and historic yield at the Idaho-Maryland Mine, Rise's mineral estate is conservatively estimated to be worth at least $400 million.

Other Business Development

In September 2024, the Company received a notice from the Community Environmental Advocates Foundation ("CEA") of intent to file a citizen suit against the Company for alleged violations of the Clean Water Act. The Company was not served with a summons and complaint filed in the citizen suit, and the Company was dismissed. The citizen suit proceeds, however, against Rise Grass Valley Inc, the subsidiary of the Company. On May 18, 2026, the District Court for the Eastern District of California entered an Order granting Summary Judgment as to liability against Rise Grass Valley, Inc. Trial on remaining issues in the lawsuit is scheduled for July 12, 2027. Litigation is ongoing. Rise Grass Valley Inc denies all allegations made in the citizen suit. Management has determined that no estimate of a loss event can be determined at this time in connection with the notice.

On April 1, 2026, the Company, pursuant to an employment agreement, granted 62,500 RSUs to its CEO. The RSUs were exercised and converted to common stock of the Company.

On March 3, 2026, the Company entered into a strategic development partnership (the "Agreement") with Morgan Hughes Energy ("Morgan Hughes") to advance the I-M Mine Property as a U.S.-based gold and critical-minerals project. Under the Agreement, Morgan Hughes will work alongside Rise Gold to advance development planning, support capital formation in connection with progressing the project toward operations and position the project within applicable domestic critical-minerals and industrial initiatives.

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

Plan of Operations

As at April 30, 2026, the Company had a cash and cash equivalents balance of $7,962,924, compared to a cash balance of $2,783,348 as at July 31, 2025.

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

Results of Operations

For the Periods Ended April 30, 2026 and 2025

	Three months ended	Three months ended	Nine months ended Nine months ended
	April 30, 2026	April 30, 2025	April 30, 2026	April 30, 2025

EXPENSES
Accretion expense (Note 10)	$-	$63,765	$8,018	$222,460
Consulting	29,110	49,769	307,204	171,659
Directors' fees	38,667	20,000	78,667	70,000
Filing and regulatory	9,994	5,341	54,069	41,261
Foreign exchange (gain) loss	1,167	360	4,968	5,773
General and administrative	35,013	72,171	178,245	197,143
Geological, mineral, and prospect costs (Note 5)	186,207	7,131	284,832	72,984
Interest expense (Note 10)	-	55,592	3,915	220,708
Professional fees	330,423	104,335	1,194,734	329,909
Promotion and shareholder communication	-	6,525	62,000	20,908
Salaries	42,565	-	82,348	-
Share-based compensation (Note 11)	26,249	59,696	1,076,226	258,415
Loss	$(699,395)	$(444,685)	$(3,335,226)	$(1,611,220)
Impairment of deferred financing asset (Note 10)	-	-	(67,610)	-
Impairment of assets held for sale (Note 6)	-	(311,530)	-	(311,530)
Loss on note receivable (Note 6)	-	-	-	(155,727)
Other income	84,593	181	204,426	7,717
Net loss and comprehensive loss for the period	$(614,802)	$(756,034)	$(3,198,410)	$(2,070,760)

With a larger budget available in the nine months ended April 30, 2026, professional fees were higher mainly because of legal fees incurred in connection with the I-M Mine Property litigation pursuit and CEA citizen suit. Consulting fees were higher in current period, as they include a departure bonus paid to the previous CEO. Having more cash available in 2026, the Company was able to generate more interest from cash and cash equivalents (interest income is recorded as other income). Interest and accretion expenses were higher in previous period as the Company had loans and an outstanding line of credit. There were no salaries paid during the nine months ended April 30, 2025, as the current CEO of the Company is the sole employee of the Company and began receiving salaries in November 2025.

The non cash share based compensation is higher during the nine month period ended April 30, 2026 because more stock options, RSUs, and DSUs grants were issued than during previous period. Other non-cash expenses include impairment of deferred financing assets recognized in connection with the repayment and cancellation of the line of credit facility in Q2 2026, a loss on early settlement of o note receivable in Q2 2025, and impairment of asset held for sale (drilling equipment) recognized in Q3 2025.

The Company's operating results for the periods ended April 30, 2026 and 2025 are summarized as follows:

Liquidity and Capital Resources

Working Capital

	At April 30, 2026	At July 31, 2025	At July 31, 2024

Current Assets	$8,076,262	$2,980,679	$894,638
Current Liabilities	$670,071	$1,050,421	$2,661,598
Working Capital	$7,406,191	$1,930,258	$(1,766,960)

Cash Flows

	For the nine-month period ended April 30, 2026	For the nine-month period ended April 30, 2025
Net Cash used in Operating Activities	$(2,281,684)	$(849,659)
Net Cash provided by Investing Activities	$-	$1,614,349
Net Cash provided by Financing Activities	$7,461,260	$1,319,065
Net Increase in Cash During the Period	$5,179,576	$2,083,755

As of April 30, 2026, the Company had $7,962,924 in cash and cash equivalents, $8,076,262 in current assets, $9,487,539 in total assets, $670,071 in current liabilities and $NIL in non-current liabilities, a working capital of $7,406,191 and an accumulated deficit of $36,693,385.

During the nine-month period ended April 30, 2026, the Company used $2,281,684 (April 30, 2025 - $849,659) in net cash on operating activities.

The Company had $Nil received from investing activities during the nine-month period ended April 30, 2026, (April 30, 2025 - $1,614,349 was generated mainly from proceeds from land contracted for sale).

The Company received net cash of $6,976,922 during the nine months period ended April 30, 2026 from financing activities related to a $7,000,000 private placement secured in October 2025. Stock options and warrant exercises added $663,614, respectively $48,822 to treasury. In December 2025, the Company paid $228,098 to close a line of credit facility. During the nine-month period ended April 30, 2025, the Company received $1,636,006 from a private placement financing, had a $500,000 cash intake from a loan and cash outflow of $816,951 related to repayments of outstanding loans.

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

As of the end of the period covered by this Report, management of the Company carried out an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, management concluded that the Company's disclosure controls and procedures were not effective as of April 30, 2026 because a material weakness in internal control over financial reporting existed as of that date as a result of a lack of segregation of incompatible duties due to insufficient personnel.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the period ended April 30, 2026 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None other than the vested right dispute with the Nevada County and citizen suit with the CEA, which are discussed in the above sections of this 10-Q.

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

  $3,198,410 for the nine-month period ended April 30, 2026
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

Rise has been compelled to take court action to assert its rights to re-open the I-M Mine.  On May 7, 2026, the Court has denied the Company's Writ of Mandamus asking the Court to compel the Board to follow applicable law and grant Rise recognition of its vested right to operate the I-M Mine. The Company plans to appeal the Court's ruling in Superior Court in California. Should the Company's Writ fail on appeal, Rise's mineral estate will lose all value, which will allow Rise to bring a takings action against the County under the Fifth Amendment of the U.S. Constitution. The remedy for an unconstitutional taking is the payment of just compensation, which is the fair market value of the property taken. Based on comparable mines and historic yield at the Idaho-Maryland Mine, Rise's mineral estate is conservatively estimated to be worth at least $400 million. There can be no guarantee that the Company's legal actions will be successful.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed herewith:

3.1	Articles of Incorporation, as amended through March 29, 2017 (1)

3.2	Certificate of Change made effective December 16, 2019 (2)

3.3	Certificate of Amendment dated September 18, 2020 (2)

3.4	Bylaws (3)

21.1	Subsidiaries of the registrant

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

By:	/s/ David Watkinson
David Watkinson President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Mihai Draguleasa
Mihai Draguleasa Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Date	June 15, 2026