Form 10-K
period 2026-07-31
Rise Gold Corp.
filed 2026-10-29
CIK 1424864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________________

FORM 10-K

____________________________

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended July 31 , 2026

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number: 000-53848

RISE GOLD CORP.

(Exact name of registrant as specified in its charter)

Nevada	30-0692325
(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)

431 Crown Point Circle, Suite 150

Grass Valley, CA 95945

(Address of principal executive offices)

(530)-271-0679

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: $18,417,993

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of October 29, 2026, the registrant had 127,668,837 shares of common stock issued and outstanding (the "Shares").

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

PART I

Item 1. Business

DESCRIPTION OF BUSINESS

Rise Gold Corp. ("Rise" or the "Company") a mineral exploration company that was incorporated in the state of Nevada in 2007. Our primary asset is our interest in the Idaho-Maryland Gold Mine property (the "I-M Mine Property"), which is a major past producing high-grade property near Grass Valley, California, United States, which we own outright through our wholly owned Nevada subsidiary, Rise Grass Valley Inc. ("Rise Grass Valley").

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

Developments in our Company's business during the July 31, 2026 fiscal year and subsequent to year end, include the following:

Proposed Reopening of the I-M Mine

On November 19, 2019, Rise commenced the formal permitting to obtain a Conditional Use Permit to reopen the past producing Idaho-Maryland Mine (the "I-M Mine").  The Company proposes redevelopment of the historic underground mine at an average throughput of 1,000 tons per day. The existing Brunswick Shaft, which extends to ~3400 feet depth below surface, would be used as the primary rock conveyance from the I-M Mine Property. A second service shaft would be constructed by raising from underground to provide for the conveyance of personnel, materials, and equipment. Gold processing would be done by gravity and flotation to produce gravity and flotation gold concentrates. Processing equipment and operations would be fully enclosed in attractive modern buildings and numerous mature trees located on the perimeter of the Brunswick site would be retained to provide visual shielding of aboveground project facilities and operations.

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

On December 14, 2023, the Nevada County Board of Supervisors (the "Supervisors") adopted a resolution denying Rise's petition for confirmation of its vested rights to operate the Idaho-Maryland mine.  Subsequently, on February 16, 2024, the County adopted a resolution, in a public hearing, denying the Company's application for a Use Permit to allow the re-opening of the I-M Mine and not certifying the Final Environmental Impact Report (the "FEIR"). The Supervisors cited undefined mining disasters, impacts to water wells, noise, vibrations, and other concerns as reasons for the denial. Importantly, these risks were analysed extensively by the County's FEIR, which concluded that there would be no significant impacts from them to the County.

Rise has elected to pursue its vested rights through the court system and, if successful, continue the path to reopen the I-M Mine.  If unsuccessful, the Company plans to pursue a takings lawsuit against Nevada County under the United States and California Constitutions.  The 5th Amendment of the US Constitution requires just compensation be paid when private property is taken for public use. The Supervisors clearly articulated their intention of precluding any possibility of mining the Company's mineral estate during the hearing. The Company would seek just compensation for the value of the mineral property along with compound interest from the time of the taking on February 17, 2024 (refer to press releases dated December 14, 2023 and February 20, 2024).

During the year, Rise continued to pursue permitting of the I-M Mine through the court system.

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

On May 7, 2026, the Court denied the Company's Writ of Mandamus asking the Court to compel the Board to follow applicable law and grant Rise recognition of its vested right to operate the I-M Mine.

On September 4, 2026, the Company appealed the Court's ruling in Superior Court in California. Should the Company's Writ fail on appeal, Rise's mineral estate will lose all value, which will allow Rise to bring a takings action against the County under the Fifth Amendment of the U.S. Constitution. The remedy for an unconstitutional taking is the payment of just compensation, which is the fair market value of the property taken. Based on comparable mines and historic yield at the Idaho-Maryland Mine, Rise's mineral estate is conservatively estimated to be worth at least $400 million.

2026 Tungsten and Gold Exploration Program

On November 4, 2025, the Company announced that it has commenced a review of historical data indicating that the  Company's wholly owned Idaho-Maryland mine may contain significant amounts of tungsten, a metal listed in the U.S. Department of Energy's 2023 DOE Critical Metals List.

In July 2026, the Company commenced a tungsten and gold exploration drilling program at the I-M Mine Property. The focus of the drill program will be to test targets in the Union Hill and Brunswick areas of the mine both for tungsten and gold.  The Company plans to drill eight core holes totaling approximately 11,400 feet of drilling from two locations.  Targets in the Union Hill workings include the Lucky-Cambridge, Greek-Tungsten, Union Hill, Georgia, and Gold Blossom veins.  In the Brunswick workings, the targets are the 19, 45, 46, and 47 veins.

Update on the Clean Water Act Lawsuit with Community Environmental Advocates

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

Morgan Hughes Agreement

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

Other Business Updates in the Fiscal Year

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

On November 20, 2025, the Company appointed David Watkinson as President and CEO of Rise Gold Corp and President of the Company's wholly owned operating subsidiary, Rise Grass Valley Inc. Mr. Watkinson has also been appointed as a Director of the Company. Mr. Watkinson replaced Joseph Mullin as President, CEO and Director. Mr. Mullin resigned from his positions with the Company on November 20, 2025, in order to pursue other opportunities.

On January 5, 2026, the Company, pursuant to an employment agreement, granted 250,000 RSUs to its CEO. The RSUs were exercised and converted to common stock of the Company.

On April 1, 2026, the Company, pursuant to an employment agreement, granted 62,500 RSUs to its CEO. The RSUs were exercised and converted to common stock of the Company.

On July 1, 2026, the Company, pursuant to an employment agreement, granted 62,500 RSUs to its CEO. The RSUs were exercised and converted to common stock of the Company.

On October 1, 2026, , subsequent to year end, the Company, pursuant to an employment agreement, granted 62,500 RSUs to its CEO. The RSUs were exercised and converted to common stock of the Company.

As at July 31, 2026, the Company had a cash balance of $6,984,508, compared to a cash balance of $2,783,348 as of July 31, 2025.

Employees

During the year ended July 31, 2023, and until September 23, 2023, the Company had one full-time employee, which was the former Chief Executive Officer and President, Benjamin Mossman. Our former Chief Executive Officer and President, Joseph Mullin, provided services pursuant to a consulting agreement. As of November 20, 2025, our new Chief Executive Officer and President, David Watkinson, is an employee of the Company. Other officers and directors provide services to us on an as-needed basis. We plan to rely on their efforts, as well as those of a number of independent consultants, to manage our operations for the foreseeable future.

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

In addition, we may incur significant legal costs going forward as we seek to protect our property rights under both California state and U.S. federal law, including asserting our 5th Amendment Rights under the U.S. Constitution and other due process rights under the 14th Amendment of the U.S. Constitution, amongst other legal remedies that are available to us. See also the risks described under "Risks Related to Mining and Exploration - There is no assurance that we will be successful in our efforts to establish, through litigation, that mining operations on the I-M Mine Property are a Constitutionally protected vested use and that a use permit is not required for mining operations to continue".

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

Since our inception, we have had no revenue from operations.  We have no history of producing products from any of our properties.  Our I M Mine Project is a historic, past producing mine which, apart from the exploration work that we have completed since 2016, has had very little recent exploration work since 1956.  We would require further exploration work in order to reach the development stage.  Advancing our I-M Mine Property into the development stage will require significant capital and time, and successful commercial production from the I-M Mine Property will be subject to completing feasibility studies, permitting and recommissioning of the mine, constructing processing plants, and other related works and infrastructure.  As a result, we are subject to all of the risks associated with developing and establishing new mining operations and business enterprises including:

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

  $4,249,888 for the year ended July 31, 2026
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

A mineral reserve is defined in subpart 1300 of Regulation S K under the Securities Act and the Exchange Act ("Subpart 1300") as an estimate of tonnage and grade or quality of "indicated mineral resources" and "measured mineral resources" (as those terms are defined in Subpart 1300) that, in the opinion of a "qualified person" (as defined in Subpart 1300), can be the basis of an economically viable project.  In general, the probability of any individual prospect having a "reserve" that meets the requirements of Subpart 1300 is small, and our mineral properties may not contain any "reserves" and any funds that we spend on exploration could be lost.  Even if we do eventually discover a mineral reserve on one or more of our properties, there can be no assurance that our properties can be developed into producing mines or that we can extract those minerals.  Both mineral exploration and mineral development involve a high degree of risk, and few mineral properties that are explored are ultimately developed into producing mines.

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

As we have not completed feasibility studies on our I-M Mine Property and have not commenced actual production, we do not have mineral resources, and any estimates may require adjustments or downward revisions.  In addition, the grade of ore ultimately mined, if any, may differ from that indicated by future feasibility studies and drill results.  Minerals recovered in small scale tests might not be duplicated in large scale tests under on site conditions or in production scale.

Our exploration activities on our properties may not be commercially successful, which could lead us to abandon our plans to develop our properties and our investments in exploration.

Our long term success depends on our ability to identify mineral deposits on our I-M Mine Property and other properties we may acquire, if any, that we can then develop into commercially viable mining operations. Mineral exploration is highly speculative, involves many risks, and is frequently non-productive. These risks include unusual or unexpected geologic formations and the inability to obtain suitable or adequate machinery, equipment, or labor.  The success of commodity exploration is determined in part by the following factors:

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

Rise has been compelled to take court action to assert its rights to re-open the I-M Mine.  On May 7, 2026, the Court denied the Company's Writ of Mandamus asking the Court to compel the Board to follow applicable law and grant Rise recognition of its vested right to operate the I-M Mine. On September 4, 2026, the Company appealed the Court's ruling in Superior Court in California. Should the Company's Writ fail on appeal, Rise's mineral estate will lose all value, which will allow Rise to bring a takings action against the County under the Fifth Amendment of the U.S. Constitution. The remedy for an unconstitutional taking is the payment of just compensation, which is the fair market value of the property taken. Based on comparable mines and historic yield at the Idaho-Maryland Mine, Rise's mineral estate is conservatively estimated to be worth at least $400 million. There can be no guarantee that the Company's legal actions will be successful

Our activities are subject to environmental laws and regulations that may increase our costs of doing business and restrict our operations.

All phases of our operations are subject to environmental regulation in the jurisdictions in which we operate.  Environmental legislation is evolving in a manner that may require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects, and a heightened degree of responsibility for companies and their officers, directors, and employees. These laws address emissions into the air, discharges into water, management of waste, management of hazardous substances, protection of natural resources, antiquities and endangered species, and reclamation of lands disturbed by mining operations. Compliance with environmental laws and regulations, and future changes in these laws and regulations, may require significant capital outlays and may cause material changes or delays in our operations and future activities.  It is possible that future changes in these laws or regulations could have a significant adverse impact on our properties or some portion of our business, causing us to reevaluate those activities at that time.

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

Our properties are currently all located in the United States and, while most costs associated with these properties are paid in U.S. dollars, some of our administrative expenses are payable in Canadian dollars. There can be significant swings in the exchange rate between the U.S. dollar and the Canadian dollar. There are no plans at this time to hedge against any exchange rate fluctuations in currencies.

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

Although we obtain the rights to some or all of the minerals in the ground subject to the mineral tenures that we acquire, or have the right to acquire, in some cases we may not acquire any rights to, or ownership of, the surface to the areas covered by such mineral tenures.  In such cases, applicable mining laws usually provide for rights of access to the surface for the purpose of carrying on mining activities; however, the enforcement of such rights through the courts can be costly and time consuming.  It is necessary to negotiate surface access or to purchase the surface rights if long term access is required. There can be no guarantee that, despite having the right at law to carry on mining activities, we will be able to negotiate satisfactory agreements with any such existing landowners/occupiers for such access or purchase of such surface rights, and therefore we may be unable to carry out planned mining activities. In addition, in circumstances where such access is denied, or no agreement can be reached, we may need to rely on the assistance of local officials or the courts in such jurisdiction the outcomes of which cannot be predicted with any certainty. Our inability to secure surface access or purchase required surface rights could materially and adversely affect our timing, cost, or overall ability to develop any mineral deposits we may locate.

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

Exploration, development, and mining operations involve various hazards, including environmental hazards, industrial accidents, metallurgical and other processing problems, unusual or unexpected rock formations, structural cave ins or slides, flooding, fires, and periodic interruptions due to inclement or hazardous weather conditions.  These risks could result in damage to or destruction of mineral properties, facilities, or other property, personal injury, environmental damage, delays in operations, increased cost of operations, monetary losses, and possible legal liability.  We may not be able to obtain insurance to cover these risks at economically feasible premiums or at all.  We may elect not to insure where premium costs are disproportionate to our perception of the relevant risks. The payment of such insurance premiums and of such liabilities would reduce the funds available for exploration and production activities.

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

We have not paid dividends on our Common Stock to date, and we do not expect to pay dividends for the foreseeable future. We intend to retain our initial earnings, if any, to finance our operations. Any future dividends on Common Stock will depend upon our earnings, our then existing financial requirements, and other factors, and will be at the discretion of the Board.

Investors' interests in our company will be diluted and investors may suffer dilution in their net book value per share of Common Stock if we issue additional employee/director/consultant options or if we sell additional Common Stock and/or warrants to finance our operations.

In order to further expand our operations and meet our objectives, any additional growth and/or expanded exploration activity will likely need to be financed through sale of and issuance of additional Common Stock, including, but not limited to, raising funds to explore the I-M Mine Property. Furthermore, to finance any acquisition activity, should that activity be properly approved, and depending on the outcome of our exploration programs, we likely will also need to issue additional Common Stock to finance future acquisitions, growth, and/or additional exploration programs of any or all of our projects or to acquire additional properties. We will also in the future grant to some or all of our directors, officers, and key employees and/or consultants options to purchase Common Stock as non cash incentives. The issuance of any equity securities could, and the issuance of any additional Common Stock will, cause our existing stockholders to experience dilution of their ownership interests.

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

Cybersecurity Threats

As of July 31, 2026, we have not identified an indication of a cybersecurity incident that would have a material impact on our business and consolidated financial statements. For further discussion of cybersecurity risks, please refer to Item 1A. Risk Factors.

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

During the fiscal year ended July 31, 2025, certain loans (see Note 10 of Item 8 below for Eridanus and Myrmikan loans) were registered against the property by a Deed of Trust filed with the Nevada County Recorder.  In May 2025, the loans were fully repaid and there are no further interests registered against the title of the surface rights.

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

During the fiscal year ended July 31, 2025, certain loans were registered against the property by a Deed of Trust filed with the Nevada County Recorder (see note 10 of Item 8 below for Eridanus and Myrmikan loans).  In May 2025, the loans were fully repaid and  there are no other known interests registered against or obligations required of the mineral rights of the I-M Mine Property.

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

Rise Exploration (2017 Through 2019)

Rise completed an exploration drilling program on the I-M Mine Property in June of 2019. Rise has completed seventeen drill holes, B-17-01, B-18-02 thru B-18-07, Z-18-08 & Z-18-09, I-18-10-I-18-12, I-19-13, I-1913A, I-19-12A, I-19-12B, I-19-14, & I-19-14A. Total drilling completed to July 31, 2019, by Rise Gold is ~20,584 meters. Assay results for all drill holes have been released as of July 31, 2019.

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

Sampling, Analysis and Data Verification (2017 through 2019 Drill Program)

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

Rise 2026 Exploration Program

In July 2026, the Company commenced a tungsten and gold exploration drilling program at the I-M Mine Property. The focus of the drill program will be to test targets in the Union Hill and Brunswick areas of the mine both for tungsten and gold.  The Company plans to drill eight core holes totaling approximately 11,400 feet of drilling from two locations.  Targets in the Union Hill workings include the Lucky-Cambridge, Greek-Tungsten, Union Hill, Georgia, and Gold Blossom veins.  In the Brunswick workings, the targets are the 19, 45, 46, and 47 veins. The drilling program continues as of the date of this 10-K.

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

None other than the vested right dispute with the Nevada County and citizen suit with the CEA, which are discussed in the above sections of this 10-K.

Item 4. Mine Safety Disclosures

None.

PART II

Item 5 Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed for trading in Canada on the CSE under the symbol "RISE" and is quoted in the United States on the OTCQB Market under the symbol "RYES".

Holders

As of the date of this Report, there are approximately 185 registered holders of our common stock.

Recent Sales of Unregistered Securities

Other than as disclosed in previous quarterly reports on Form 10-Q and current reports on Form 8-K, we have not offered and sold any equity securities that were not registered under the Securities Act during the fiscal year ended July 31, 2026.

Item 6. [Reserved]

Not applicable

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion provides information regarding the results of operations for the years ended July 31, 2026 and 2025 and our financial condition, liquidity and capital resources as of July 31, 2026 and July 31, 2025.

The following discussion and analysis should be read in conjunction with the information set forth in our audited financial statements and the notes thereto as of and for the years ended July 31, 2026 and July 31, 2025.

Results of Operations

For the Years Ended July 31, 2026 and 2025

Our operating results for the years ended July 31, 2026 and 2025 are summarized as follows:

FOR THE YEAR ENDED JULY 31	2026	2025

EXPENSES
Accretion expense (Note 10 and 11)	$8,018	$230,478
Consulting	304,244	221,925
Directors' fees	109,167	90,000
Filing and regulatory	70,159	49,840
Foreign exchange (gain) loss	8,343	6,771
General and administrative	200,846	254,456
Geological, mineral, and prospect costs (Note 6)	1,007,029	96,520
Interest expense (Note 10 and 11)	3,915	232,113
Professional fees	1,636,655	549,923
Promotion and shareholder communication	97,000	54,073
Salaries	128,709	-
Share-based compensation (Note 12)	1,083,726	697,122
Loss	$(4,657,811)	$(2,483,221)
Impairment of deferred financing asset (Note 11)	(67,610)	-
Gain on accounts payable settlement	187,396	66,871
Loss on note receivable (Note 6)	-	(155,727)
Loss on sale of assets (Note 7)	-	(411,530)
Loss on settlement of loans (Note 10)	-	(312,939)
Other income	288,137	36,188
Net loss and comprehensive loss for the year	$(4,249,888)	$(3,260,358)

For the notes referenced above, please see our audited financial statements and the notes for the years ended July 31, 2026 and July 31, 2025, included below under Item 8.

Our operating expenses increased during the year ended July 31, 2026 compared to the prior year primarily as a result of increased activities by our Company and higher budget. These activities include mineral exploration, consulting, filing and regulatory, general and administrative, and professional fees driven by the need for expenses related to Vested Rights and Use Permit applications and hearings.

As a result of the ongoing activities, significant expenses during the year ended July 31, 2026 include:

  Increase in mineral exploration costs to $1,007,029 (2025 - $96,520) of which $601,102 related to the preparation and commencement of the 2026 drilling program;
  Increase in share-based payments to $1,083,726 (2025 - $697,122) for the grant of options, restricted share units, and deferred share units pursuant to our long term incentive plan to incentivize management and certain consultants;
  Increase of professional fees incurred to $1,636,655 (2025 - $549,923) related to the Vested Rights litigation and CEA dispute;
  Increase in consulting fees to $304,244 (2025 - $221,925); Consulting fees include a termination payment of $161,700 made to the previous CEO.
  Increase in salaries paid to $128,709 (2025 - $NIL), as of our current CEO is an employee of the Company (the previous CEO was providing services through a consulting agreement);
  Other corporate costs including general and administrative expenses, director fees, regulatory, and shareholder relations costs have been generally consistent year over year.
  Significant non-operating items for the fiscal year ended July 31, 2026, include gains on accounts payable settlements ($187,396) and other income of $288,137 (mainly from interest on short term liquid investments - $185,200 and interest on note receivable for $62,500)
  Significant non-operating items for fiscal year ended July 31, 2025, include write down of the value of the drilling equipment (loss of $411,530),  note receivable sold at a discount to generate cash (loss of  $155,727), and an accounting loss recognized with the repayment of the loans in May 2025 on the value of the warrants recorded as loan issuance costs (loss of $312,939).

Liquidity and Capital Resources

As of July 31, 2026, the Company had $6,984,508 in cash and cash equivalents, $8,481,635 in current assets, $8,679,134 in total assets, $906,130 in current liabilities and $906,130 in total liabilities, working capital surplus of $7,575,505, and an accumulated deficit of $37,744,863.

During the year ended July 31, 2026, the Company used $3,259,615 in net cash on operating activities, compared to $1,169,386 in net cash used on operating activities during the prior year. The higher amount of net cash used in operating activities during the current year was due mainly to higher professional fees and associated costs related to the Use Permit and Vested Rights petition as well as 2026 drilling program related costs.

During the year ended July 31, 2026, the Company received $Nil from investing activities. During the prior year, the Company generated net cash of $2,612,699 from sales of parcels of land.

During the year ended July 31, 2026, the Company received cash of $6,976,437 (2025 - $ 2,990,936) from financing activities related to the private placements. Stock options and warrant exercises added $663,614, respectively $48,822 to treasury during the year ended July 31, 2026 ($Nil in 2025). During the year ended July 31, 2026, the Company paid $228,098 to close a line of credit facility. During the year ended July 31, 2025, the Company had a $500,000 cash intake from a loan and cash outflow of $2,394,570 related to repayments of outstanding loans.

The Company expects to operate at a loss for at least the next 12 months, generating no revenues while continuing its drilling program and the I-M Mine vested rights litigation. On October 24, 2025, the Company raised $7,000,000 through issuance of securities. Based on current working capital available, management estimates that it does have sufficient funds to continue as a going concern. It has no agreements for additional financing and cannot provide any assurance that additional funding will be available to finance its operations on acceptable terms in order to enable it to carry out its business plan long term. There are no assurances that the Company will be able to complete further sales of its common stock or any other form of additional financing.

For an update on litigation efforts and results during the fiscal year ended July 31, 2026, please see Item 1 of this 10K report.

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

FOR THE YEAR ENDED JULY 31, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Directors of
Rise Gold Corp.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Rise Gold Corp. (the "Company") as of July 31, 2026 and 2025, and the related consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows for the years ended July 31, 2026 and 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2026 and 2025, and the results of its operations and its cash flows for the years ended July 31, 2026 and 2025, in conformity with accounting principles generally accepted in the United States of America.

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

We have served as the Company's auditor since 2013.

/s/ DAVIDSON & COMPANY LLP

Chartered Professional Accountants	Vancouver, Canada
(PCAOB ID: 731)

October 29, 2026

RISE GOLD CORP.

(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

(Expressed in United States Dollars)

AS AT	July 31, 2026	July 31, 2025
ASSETS
Current
Cash and cash equivalents (Note 4)	$6,984,508	$2,783,348
Receivables	21,906	23,057
Note receivable (Note 6)	1,222,137	-
Prepaid expenses (Note 5)	253,084	74,274
Assets held for sale (Note 7)	-	100,000
Total current assets	8,481,635	2,980,679

Non-current
Mineral property interests (Note 6)	197,499	197,499
Note receivable (Note 6)	-	1,188,701
Deferred financing asset (Note 11)	-	75,628
Total assets	$8,679,134	$4,442,507

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current
Accounts payable and accrued liabilities	$886,130	$762,620
Deposit liability (Note 7)	-	100,000
Payable to related parties (Note 9)	20,000	187,801
Total current liabilities	906,130	1,050,421

Non-current
Credit facility (Note 11)	-	129,001
Total liabilities	906,130	1,179,422

Stockholders’ equity
Capital stock, $0.001 par value, 400,000,000 shares authorized;
127,606,337 shares issued and outstanding at July 31, 2026 (Note 12)	127,606	92,370
Additional paid-in capital (Note 12)	45,494,345	36,769,774
Cumulative translation adjustment	(104,084)	(104,084)
Deficit	(37,744,863)	(33,494,975)
Total stockholders' equity	7,773,004	3,263,085

Total liabilities and stockholders' equity	$8,679,134	$4,442,507

Nature and continuance of operations (Note 1)

Contingency (Note 8)

Subsequent events (Note 16)

Approved and authorized by the Board on October 29, 2026

"Daniel Oliver"	Director	"Lawrence Lepard"	Director
Daniel Oliver		Lawrence Lepard

The accompanying notes are an integral part of these consolidated financial statements.

RISE GOLD CORP.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Expressed in United States Dollars)

FOR THE YEAR ENDED JULY 31	2026	2025

EXPENSES
Accretion expense (Note 10 and 11)	$8,018	$230,478
Consulting	304,244	221,925
Directors' fees	109,167	90,000
Filing and regulatory	70,159	49,840
Foreign exchange (gain) loss	8,343	6,771
General and administrative	200,846	254,456
Geological, mineral, and prospect costs (Note 6)	1,007,029	96,520
Interest expense (Note 10 and 11)	3,915	232,113
Professional fees	1,636,655	549,923
Promotion and shareholder communication	97,000	54,073
Salaries	128,709	-
Share-based compensation (Note 12)	1,083,726	697,122
Loss	$(4,657,811)	$(2,483,221)
Impairment of deferred financing asset (Note 11)	(67,610)	-
Gain on accounts payable settlement	187,396	66,871
Loss on note receivable (Note 6)	-	(155,727)
Loss on sale of assets (Note 7)	-	(411,530)
Loss on settlement of loans (Note 10)	-	(312,939)
Other income	288,137	36,188
Net loss and comprehensive loss for the year	$(4,249,888)	$(3,260,358)
Basic and diluted loss per common share	$(0.04)	$(0.05)
Weighted average number of common shares outstanding (basic and diluted)	117,662,935	64,104,517

The accompanying notes are an integral part of these consolidated financial statements.

RISE GOLD CORP.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in United States Dollars)

FOR THE YEAR ENDED JULY 31,	2026	2025

CASH FLOWS FROM OPERATING ACTIVITIES
Loss for the year	$(4,249,888)	$(3,260,358)
Items not involving cash
Loss on assets held for sale	-	411,530
Interest expense	3,915	232,113
Share-based compensation	1,083,726	697,122
Accretion expense	8,018	230,478
Interest income note receivable amortization	(33,436)	(5,573)
Legal expenses added to line of credit facility	95,182	-
Loss on settlement of loans	-	312,939
Loss on settlement of note receivable	-	155,727
Impairment of deferred financing asset	67,610	-
Non-cash working capital item changes:
Receivables	1,151	(1,086)
Prepaid expenses	(178,810)	43,194
Deposits for assets held for sale	-	100,000
Accounts payable and accrued liabilities	110,718	(144,324)
Related party payables	(167,801)	58,852
Net cash used in operating activities	(3,259,615)	(1,169,386)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from mineral property contracted for sale	-	2,612,699
Net cash provided by investing activities	-	2,612,699

CASH FLOWS FROM FINANCING ACTIVITIES
Private placement, net of issuance cost	6,976,437	2,990,936
Proceeds from stock options exercise	663,614	-
Proceeds from warrants exercise	48,822	-
Proceeds from loan	-	500,000
Line of credit repayment	(228,098)	-
Loan repayment	-	(2,394,570)
Net cash provided by financing activities	7,460,775	1,096,366

Change in cash and cash equivalents for the year	4,201,160	2,539,679
Cash and cash equivalents, beginning of year	2,783,348	243,669
Cash and cash equivalents, end of year	$6,984,508	$2,783,348

Supplemental disclosure with respect to cash flows (Note 14)

The accompanying notes are an integral part of these consolidated financial statements.

RISE GOLD CORP.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Expressed in United States Dollars)

	Capital Stock		Additional Paid-in Capital	Cumulative Translation Adjustment

	Number	Amount			Deficit	Total

Balance as at July 31, 2024	55,785,106	$55,785	$32,660,586	$(104,084)	$(30,234,617)	$2,377,670
Shares issued for cash, net of issuance cost	36,585,361	36,585	2,923,291	-	-	2,959,876
Warrants issued for loans	-	-	488,775	-	-	488,775
Share-based compensation	-	-	697,122	-	-	697,122
Loss for the year	-	-	-	-	(3,260,358)	(3,260,358)
Balance as at July 31, 2025	92,370,467	$92,370	$36,769,774	$(104,084)	$(33,494,975)	$3,263,085

Shares issued for cash, net of issuance cost	28,000,000	28,000	6,935,645	-	-	6,963,645
Shares issued from stock options exercise	5,551,870	5,552	658,062	-	-	663,614
Shares issued from RSU exercise	375,000	375	(375)	-	-	-
Shares issued from DSU exercise	1,000,000	1,000	(1,000)	-	-	-
Shares issued from warrant exercise	309,000	309	48,513	-	-	48,822
Share-based compensation	-	-	1,083,726	-	-	1,083,726
Loss for the year	-	-	-	-	(4,249,888)	(4,249,888)
Balance as at July 31, 2026	127,606,337	$127,606	$45,494,345	$(104,084)	$(37,744,863)	$7,773,004

The accompanying notes are an integral part of these consolidated financial statements.

RISE GOLD CORP. (An Exploration Stage Company) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEAR ENDED JULY 31, 2026 (Expressed in United States Dollars)

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

The Company is in the early stages of exploration and as is common with any exploration company, it raises financing for its acquisition activities. The accompanying consolidated financial statements have been prepared on the going concern basis, which presumes that the Company will continue operations for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of business. The Company has incurred a loss of $4,249,888 for the year ended July 31, 2026 and has accumulated a deficit of $37,744,863. The ability of the Company to continue as a going concern is dependent on the Company's ability to maintain continued support from its shareholders and creditors and to raise additional capital and implement its business plan. There is no assurance that the Company will be able to obtain adequate financing in the future or that such financing will be on terms advantageous to the Company. Based on working capital at July 31, 2026, management estimates that it does have sufficient funds to continue operations for the ensuing 12 months from the issuance date of these financial statements.

At July 31, 2026, the Company had working capital surplus of $7,575,505 (July 31, 2025 - working capital surplus of $1,930,258).

2. BASIS OF PREPARATION

Generally accepted accounting principles

These consolidated financial statements have been prepared in conformity with generally accepted accounting principles of the United States of America (“U.S. GAAP”) for financial information and with the instructions to Form 10-K and the applicable SEC rules regarding financial reporting.

RISE GOLD CORP. (An Exploration Stage Company) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEAR ENDED JULY 31, 2026 (Expressed in United States Dollars)

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

Functional and reporting currency

The Company and its wholly owned subsidiary, Rise Grass Valley Inc. functional and reporting currency is the United States dollar. Transactions in currencies other than the functional currency of the Company are initially translated into the functional currency by applying the exchange rates prevailing at the date of the transaction. Monetary assets and liabilities denominated in foreign currencies are translated at the exchange rate prevailing at the date of the statement of balance sheets. Non-monetary assets and liabilities are translated at historical exchange rates, unless the item is carried at fair value, in which case it will be translated at the exchange rate in effect at the date when the fair value was determined. Resulting foreign exchange gains and losses are recognized in income or loss.

RISE GOLD CORP. (An Exploration Stage Company) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEAR ENDED JULY 31, 2026 (Expressed in United States Dollars)

3.  SIGNIFICANT ACCOUNTING POLICIES

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

RISE GOLD CORP. (An Exploration Stage Company) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEAR ENDED JULY 31, 2026 (Expressed in United States Dollars)

3. SIGNIFICANT ACCOUNTING POLICIES (continued)

Loss per share

Basic loss per common share is computed using the weighted average number of common shares outstanding during the year. To calculate diluted loss per share, the Company adjusts net income (loss) attributable to common shareholders and the weighted average number of common shares outstanding for the effects of all dilutive potential common shares such as stock options and warrants. As at July 31, 2026, 7,293,970 outstanding options, 365,854 outstanding deferred share units, and 74,640,162 outstanding warrants were excluded from the diluted calculation. In reporting periods when a loss is incurred, potential issuance of shares would be anti-dilutive and, therefore, basic and diluted loss per share are the same.

Financial instruments

The Company's financial instruments consist of cash, receivables, note receivable, accounts payable and accrued liabilities, and payable to related parties. It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from its financial instruments. The fair values of these financial instruments approximate their carrying values unless otherwise noted.

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

RISE GOLD CORP. (An Exploration Stage Company) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEAR ENDED JULY 31, 2026 (Expressed in United States Dollars)

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

RISE GOLD CORP. (An Exploration Stage Company) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEAR ENDED JULY 31, 2026 (Expressed in United States Dollars)

3. SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently issued accounting standards

The following amendments to existing standards have been issued up to and including the date of issuance of these financial statements, however are not yet effective for the Company:

Accounting Standards Update 2024-03, Income statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expense. The amendments in this update requires public business entities to disclose, on an annual and interim basis, disaggregated information about certain income statement expense line items in the notes to the financial statements. Public business entities are required to apply the guidance prospectively and may elect to apply it retrospectively. This ASU is effective for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027.

The Company is still evaluating the impact of implementing the above improvements to its consolidated financial statements.

Recently adopted accounting standards

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

4. CASH AND CASH EQUIVALENTS

As at July 31, 2026, the balance of cash and cash equivalents is $6,984,508 (July 31, 2025-  $2,783,348) of which $6,610,172 (July 31, 2025- $Nil) is cash equivalents related to U.S Treasury Bills held at year end.

5. PREPAID EXPENSES

	July 31, 2026	July 31, 2025
Insurance	$71,209	$-
Deposits	175,000	63,399
Investor relations	6,875	10,875
	$253,084	$74,274

RISE GOLD CORP. (An Exploration Stage Company) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEAR ENDED JULY 31, 2026 (Expressed in United States Dollars)

6. MINERAL PROPERTY INTERESTS

The Company's mineral properties balance consists of:

Idaho-Maryland, California

July 31, 2024	$4,149,053
Proceeds from land contracted for sale	(3,951,554)
July 31, 2025 and July 31, 2026	$197,499

Title to mineral properties

Title to mineral properties involves certain inherent risks due to the difficulties of determining the validity of certain mineral titles as well as the potential for problems arising from the frequently ambiguous conveying history characteristic of many mineral properties. As at July 31, 2026, the Company holds title to the Idaho-Maryland Gold Mine Property.

As of July 31, 2026, the management does not consider that there are events or changes in circumstances to indicate that the carrying amount of the asset group may not be recoverable. As of the date of these consolidated financial statements, the Company has not established any proven or probable reserves on its mineral properties and has incurred only acquisition and exploration costs.

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

RISE GOLD CORP. (An Exploration Stage Company) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEAR ENDED JULY 31, 2026 (Expressed in United States Dollars)

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

On May 14, 2018, the Company completed the purchase of the surface rights by making final payments totalling $1,300,000.

As at July 31, 2026, the Company has incurred cumulative exploration expenditures of $10,643,363 on the Idaho-Maryland Gold Mine property as follows:

	Year ended July 31, 2026	Year ended July 31, 2025

Idaho-Maryland Gold Mine expenditures:
Opening balance	$9,636,334	$9,539,814

Consulting	266,772	64,000
Drilling contractors and fees	601,102	-
Geological	54,492	-
Rent	28,524	28,473
Repairs and maintenance	55,040	-
Supplies and office	1,099	4,047
Total expenditures for the year	$1,007,029	$96,520

Closing balance	$10,643,363	$9,636,334

On October 1, 2024, the Company contracted to sell 66 acres of surface rights located adjacent to the Company's Idaho-Maryland Mine Property.

RISE GOLD CORP. (An Exploration Stage Company) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEAR ENDED JULY 31, 2026 (Expressed in United States Dollars)

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

At July 31, 2026 the following is the continuity of the $1,250,000 note receivable:

Discounted fair value on May 27, 2025	$ 1,183,128
Interest income earned to July 31, 2025	$ 5,573
Balance at July 31, 2025	$ 1,188,701
Interest income earned to July 31, 2026	$ 33,436
Balance at July 31, 2026	$ 1,222,137

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

RISE GOLD CORP. (An Exploration Stage Company) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEAR ENDED JULY 31, 2026 (Expressed in United States Dollars)

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

In September 2024, the Company received a notice from the Community Environmental Advocates Foundation ("CEA") of intent to file a citizen suit against the Company for alleged violations of the Clean Water Act. The Company was not served with a summons and complaint filed in the citizen suit, and the Company was dismissed. The citizen suit proceeds, however, against Rise Grass Valley, Inc., the subsidiary of the Company. On May 18, 2026, the District Court for the Eastern District of California entered an Order granting Summary Judgment as to liability against Rise Grass Valley, Inc. Trial on remaining issues in the lawsuit is scheduled for July 12, 2027. Litigation is ongoing. Rise Grass Valley, Inc. denies all allegations made in the citizen suit. Management has determined that no estimate of a loss event can be determined at this time in connection with the notice.

9. RELATED PARTY TRANSACTIONS

Key management personnel consist of the Chief Executive Officer, Chief Financial Officer, and the directors of the Company. The remuneration of the key management personnel is as follows:

a) Salaries of $112,283 (2025 - $Nil) to the CEO of the Company. Consulting fees of $205,700 (2025 - $132,000) to the former CEO of the Company.

b) Directors' fees of $109,167 (2025 - $90,000) to directors of the Company.

c) During the year ended July 31, 2026, the Company paid $Nil (2025 - $64,539) in professional fees to a company controlled by a former director of the Company.

d) During the year ended July 31, 2026, the Company paid $76,712 (2025 - $53,474) in professional fees to a company controlled by the CFO of the Company.

e) Share-based compensation of $1,015,789 (2025 - $685,983) for stock options, restricted share units and deferred shared units granted and vested during the year ended July 31, 2026.

f) As at July 31, 2026, $20,000 (2025 - $187,801) was owed to related parties.

g) During fiscal 2026, certain directors and officers of Rise, directly, through entities controlled by them, or through entities for which they exercise control or direction over investment decisions purchased an aggregate of 1,080,000 units of the private placement for gross proceeds of $270,000 (2025 - purchased of 9,904,196 units for gross proceeds of $812,144).

RISE GOLD CORP. (An Exploration Stage Company) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEAR ENDED JULY 31, 2026 (Expressed in United States Dollars)

9. RELATED PARTY TRANSACTIONS (continued)

h) During the fiscal year ended July 31, 2026, the former CEO exercised 1,000,000 deferred share units which were converted to common stock upon termination of consulting agreement, while the current CEO exercised 375,000 restricted share units which vested and were converted to common stock.

i) A director of the Company is a manager of a private company which manages Eridanus Capital, LLC, a company that provided a secured loan to the Company's wholly owned subsidiary, Rise Grass Valley Inc. in 2019 (see note 10 (a) below for details). Myrmikan Gold Fund, LLC is another company controlled by a director of the Company that provided a loan to Rise Grass Valley Inc. in 2024 (see note 10 (b) below for details).

10. LOAN PAYABLE

a) Eridanus loan

Loan Payable
Balance, July 31, 2023	$1,437,914
Interest expense	299,228
Accretion expense	120,918
Repayment	(200,000)
Balance, July 31, 2024	$1,658,060
Interest expense	179,759
Accretion expense	139,667
Issuance costs	(154,351)
Loss on settlment of loan	24,089
Repayment	(1,847,224)
Balance, July 31, 2025 and July 31, 2026	$-

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

RISE GOLD CORP. (An Exploration Stage Company) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEAR ENDED JULY 31, 2026 (Expressed in United States Dollars)

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

RISE GOLD CORP. (An Exploration Stage Company) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEAR ENDED JULY 31, 2026 (Expressed in United States Dollars)

10. LOAN PAYABLE (continued)

b) Myrmikan loan (continued)
Balance, July 31, 2024	$-
Proceeds	500,000
Interest expense	47,346
Accretion expense	45,573
Issuance costs	(334,423)
Loss on settlement of loan	288,850
Repayment	(547,346)
Balance, July 31, 2025 and July 31, 2026	$-

In May 2025, the Company repaid the entire balance of the Myrmikan loan.

The following weighted average assumptions were used for the Black-Scholes pricing model valuation of warrants:

October 10, 2024

Risk-free interest rate	2.98%
Expected life of warrants	4 years
Expected annualized volatility	139.40%
Share price at grant date	$0.14
Exercise price	$0.1735
Fair value	$0.116
Dividend	Nil
Forfeiture rate	0%

11.CREDIT FACILITY

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

RISE GOLD CORP. (An Exploration Stage Company) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEAR ENDED JULY 31, 2026 (Expressed in United States Dollars)

11.CREDIT FACILITY (continued)

In December 2025, the Company agreed with the lender to cancel the credit facility and paid the outstanding balance.

The following are the continuity schedules of the Credit Facility and Deferred Financing asset

Balance, July 31, 2024	$116,130
Reclassification to accounts payable	(63,796)
Principal amount	58,031
Interest expense	5,008
Issuance costs	(31,610)
Accretion expense	45,238
Balance, July 31, 2025	$129,001
Principal amount	95,182
Interest expense	3,915
Issuance costs	(8,018)
Accretion expense	8,018
Repayment upon cancellation of credit facility	(228,098)
Balance, July 31, 2026	$-

Deferred Financing Asset
Balance, July 31, 2024	$111,707
Allocation to credit facility	(36,079)
Balance, July 31, 2025	$75,628
Accretion expense	(8,018)
Impairment of deferred financing asset	(67,610)
Balance, July 31, 2026	$-

The following weighted average assumptions were used for the Black-Scholes pricing model valuation of warrants:

February 5, 2024
Risk-free interest rate	3.67%
Expected life of warrants	4 years
Expected annualized volatility	122.71%
Share price at grant date	$0.16
Exercise price	$0.16
Fair value	$0.13
Dividend	Nil
Forfeiture rate	0%

400,000 additional warrants are yet to be issued to the lender pursuant to the agreement.

RISE GOLD CORP. (An Exploration Stage Company) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEAR ENDED JULY 31, 2026 (Expressed in United States Dollars)

12. CAPITAL STOCK AND ADDITIONAL PAID-IN CAPITAL

Private Placements

On October 24, 2025, the Company completed a non-brokered private placement of $7,000,000 through the issuance of 28,000,000 units at a price of $0.25 per unit, with each unit comprising one share of common stock and one share purchase warrant. Each warrant entitles the holder to acquire one share of common stock at an exercise price of $0.45 for a period of three years from the date of issuance. Certain directors and officers of Rise, directly, through entities controlled by them, or through entities for which they exercise control or direction over investment decisions, purchased an aggregate of 1,080,000 units for gross proceeds of $270,000. The Company paid finder's fees of $1,500 and issued a total of 6,000 finder's warrants, with each finder's warrant entitling the holder to acquire one share of common stock at a price of $0.45 until October 24, 2028

On May 8, 2025, the Company completed a non-brokered private placement of $3,000,000 through the issuance of 36,585,361 units at a price of $0.082 per unit, with each unit comprising one share of common stock and one-half of one share purchase warrant. Each whole warrant entitles the holder to acquire one share of common stock at an exercise price of $0.15 for a period of three years from the date of issuance. Certain directors and officers of Rise, directly, through entities controlled by them, or through entities for which they exercise control or direction over investment decisions, purchased an aggregate of 9,904,196 units for gross proceeds of $812,144. The Company paid finder's fees of $3,000 and issued a total of 36,585 finder's warrants, with each finder's warrant entitling the holder to acquire one share of common stock at a price of US$0.15 until May 8, 2028. The Company paid legal fees and other share issuance costs of $37,124 in connection with this financing.

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

On July 2, 2026, 62,500 restricted share units vested and were converted to common stock.

Warrant exercises

During the year ended July 31, 2026, 309,000 warrants with an exercise price of $0.158 were exercised and converted to common stock.

Stock Options

On November 20, 2025, the Company granted a total of 2,660,000 stock options to directors, officers, and consultants of the Company. The stock options are exercisable at a price of $0.18 per share until November 20, 2030. The Company recognized a share-based compensation expense of $415,737 in connection with this grant.

RISE GOLD CORP. (An Exploration Stage Company) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEAR ENDED JULY 31, 2026 (Expressed in United States Dollars)

12. CAPITAL STOCK AND ADDITIONAL PAID-IN CAPITAL (continued)

Stock Options (continued)

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

The following incentive stock options were outstanding as at July 31, 2026:

Number of Options outstanding	Weighted Average Exercise Price ($)	Expiry Date

200,000	0.65	February 7, 2027
260,000	0.53	February 21, 2028
217,780	0.26	September 22, 2028
612,202	0.25	December 12, 2028
562,238	0.17	May 1, 2029
1,006,750	0.11	October 21, 2029
330,000	0.10	March 25, 2030
530,000	0.10	May 22, 2030
915,000	0.25	October 30, 2030
2,660,000	0.18	November 20, 2030
7,293,970	0.20

As at July 31, 2026, the aggregate intrinsic value of the Company's stock options is $64,603 (July 31, 2025 - $443,246). As at July 31, 2026, the Company has 7,293,970 options issued, outstanding, and exercisable with a weighted average exercise price of $0.20.

RISE GOLD CORP. (An Exploration Stage Company) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEAR ENDED JULY 31, 2026 (Expressed in United States Dollars)

12. CAPITAL STOCK AND ADDITIONAL PAID-IN CAPITAL (continued)

Stock Options (continued)

Stock option transactions are summarized as follows:

	Number of Options	Weighted Average Exercise Price ($)
Balance outstanding, July 31, 2024	5,578,511	$0.52
Options granted	6,475,910	0.10
Options expired and cancelled	(3,314,050)	0.68
Balance outstanding and exercisable, July 31, 2025	8,740,371	$0.15
Options granted	4,105,469	0.20
Options exercised	(5,551,870)	0.12
Balance outstanding and exercisable, July 31, 2026	7,293,970	$0.20

              The following weighted average assumptions were used for the Black-Scholes pricing model valuation of stock options issued during the years ended July 31, 2026 and 2025:

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

RISE GOLD CORP. (An Exploration Stage Company) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEAR ENDED JULY 31, 2026 (Expressed in United States Dollars)

12. CAPITAL STOCK AND ADDITIONAL PAID-IN CAPITAL (continued)

              Deferred Share Units ("DSUs)

On October 30, 2025, the Company granted 1,365,854 DSUs to certain directors. The DSUs can be exercised and converted to shares upon termination of service. Based on the Company's October 30, 2025, share price of $0.21, a stock-based compensation of $286,828 was recognized. On November 20, 2025, 1,000,000 DSUs were converted to shares upon termination of service of the previous CEO. 365,854 DSUs are outstanding at July 31, 2026.

Restricted Share Units (“RSUs)

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

On July 1, 2026, 62,500 RSUs were granted to the CEO of the Company. The RSUs were fully vested and converted to shares on July 2, 2026. A stock-based compensation of $7,500 (based on a $0.12 share price on grant date) was recognized in connection with the July 2026 RSU grant.

No RSUs are outstanding at July 31, 2026. Pursuant to an employment agreement between the Company and its CEO, the Company is committed to grant 312,500 RSUs between August 1, 2026 and October 1, 2027.

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

The following warrants were outstanding as at July 31, 2026:

Number of Warrants	Exercise Price ($)	Expiry Date

2,873,170	0.16	April 9, 2027
1,849,212	0.16	April 29, 2027
1,000,000	0.16	February 5, 2028
18,329,266	0.15	May 8, 2028
1,700,000	0.12	September 12, 2028
2,882,514	0.17	October 10, 2028
28,006,000	0.45	October 24, 2028
18,000,000	0.40	December 31, 2029
74,640,162	0.32

RISE GOLD CORP. (An Exploration Stage Company) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEAR ENDED JULY 31, 2026 (Expressed in United States Dollars)

12. CAPITAL STOCK AND ADDITIONAL PAID-IN CAPITAL (continued)

Warrant transactions are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price ($)
Balance outstanding, July 31, 2024	16,711,575	0.41
Warrants granted	22,911,780	0.15
Warrants expired	(7,943,424)	0.66
Balance outstanding, July 31, 2025	31,679,931	$0.16
Warrants granted	46,006,000	0.43
Warrants exercised	(309,000)	0.16
Warrants expired	(2,736,769)	0.26
Balance outstanding, July 31, 2026	74,640,162	$0.32
Warrants exercisable	56,640,162	0.30

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

              As of July 31, 2026, the Company has not  recognized compensation expense related to the warrants as the vesting is not yet considered probable.

RISE GOLD CORP. (An Exploration Stage Company) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEAR ENDED JULY 31, 2026 (Expressed in United States Dollars)

13. INCOME TAXES

A reconciliation of income taxes (recovery) at statutory rates with the reported taxes is as follows:

	2026	2025

Loss for the year	$(4,249,888)	$(3,260,358)

US federal statutory rate	$(892,500)	$(913,000)
State tax, net of federal	(297,500)	-
Foreign exchange rates and other	-	73,000
Non-deductible items - Share-based compensation	306,000	196,000
Adjustment to prior years provision versus statutory tax returns	(501,000)	(527,000)
Change in valuation allowance	1,385,000	1,171,000

Income tax recovery	$-	$-
Current income tax	$-	$-
Deferred tax recovery	$-	$-

Significant components of deferred tax assets (liabilities) that have not been included on the Company's consolidated balance sheet are as follows:

	2026	2025

Deferred tax assets (liabilities):
Mineral property interests	$2,214,000	$1,074,000
Share issuance costs	15,000	19,000
Property and equipment	-	(27,000)
Non-operating losses available for future period	5,920,000	5,698,000
	8,149,000	6,764,000
Unrecognized deferred tax assets	(8,149,000)	(6,764,000)
Net deferred tax assets	$-	$-

The Company has approximately $21,150,000 (2025 - $20,360,000) in net operating losses which may be carried forward and applied against taxable income in future years.

The significant components of the Company’s temporary differences, unused tax credits and unused tax losses that have not been included on the consolidated statement of balance sheets are as follows:

	2026	Expiry Date Range	2025	Expiry Date Range
Temporary Differences
Exploration and evaluation assets	$7,907,000	No expiry date	$3,834,000	No expiry date
Property and equipment	-	N/A	(97,000)	2033 to 2036
Share issuance costs	52,000	No expiry date	69,000	No expiry date
Non-operating losses available for future periods	21,150,000	2027 - indefinite	20,360,000	2027 - indefinite

Tax attributes are subject to review and potential adjustments by tax authorities.

RISE GOLD CORP. (An Exploration Stage Company) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEAR ENDED JULY 31, 2026 (Expressed in United States Dollars)

14. SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

During the years ended July 31, 2026 and 2025, the Company had the following non-cash financing and investing activities:

For the year ended July 31, 2026:

a) The Company accrued $3,915 of interest expense as part of the outstanding balance of the credit facility.

b) Share issuance costs of $12,793 are included in accounts payable at July 31, 2026.

c) Sale of equipment for $100,000 which offsets the deposit liability.

d) The Company allocated $8,018 to deferred financing asset.

e) Note receivable of $1,222,137 at July 31, 2026  is for mineral property recovery

For the year ended July 31, 2025:

f) The Company accrued $5,008 of interest expense as part of the outstanding balance of the credit facility

g) The Company issued a total of 1,700,000 share purchase warrants, as consideration for loan extension, entitling the holder to acquire one share at an exercise price of $0.115 until September 12, 2028 with a total fair value of $154,351.

h) The Company issued 2,882,514 share purchase warrants for a secured loan agreement entitling the holder to acquire one share at an exercise price of $0.1735 until October 10, 2028 with a total fair value of $334,423.

i) The Company allocated $36,079 from deferred financing asset.

j) Share issuance costs of $31,061 are included in accounts payable at July 31, 2025.

k) Note receivable of $1,188,701 at July 31, 2025 is for mineral property recovery.

15. SEGMENTED INFORMATION

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

RISE GOLD CORP. (An Exploration Stage Company) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEAR ENDED JULY 31, 2026 (Expressed in United States Dollars)

16. SUBSEQUENT EVENTS

Subsequent to the year ended July 31, 2026, the Company issued 62,500 RSUs to the CEO of the Company. The 62,500 RSUs were subsequently converted to common stock.

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

As of the end of the period covered by this Report, our management carried out an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, management concluded that our disclosure controls and procedures were not effective as of July 31, 2026 because of a material weakness in internal control over financial reporting that existed as of that date, as more fully described below.

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

We carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of its internal control over financial reporting as of July 31, 2026. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated 2013 Framework. Management concluded that our company's internal control over financial reporting was not effective as of July 31, 2026 because a material weakness in internal control over financial reporting existed as of that date as a result of a lack of segregation of incompatible duties due to insufficient personnel. A material weakness is a deficiency or a combination of control deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Control over Financial Reporting

There were no changes in our company's internal control over financial reporting during the period ended July 31, 2026 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The names, ages and titles of the members of our Board of Directors and our executive officers are as follows:

Name	Age	Position
David Watkinson	65	President and Chief Executive Officer
Mihai Draguleasa	46	Chief Financial Officer, Treasurer
Thomas I. Vehrs	79	Director
Lawrence W. Lepard	69	Director
Daniel Oliver Jr.	54	Director
Clynton R. Nauman	77	Director

Directors serve as such until our next annual stockholder meeting, or until their successors are elected and qualified. Officers hold their positions at the will of the Board of Directors. As of July 31, 2026, there were no arrangements, agreements or understandings between non-management security holders and management under which non-management security holders may directly or indirectly participate in or influence the management of our company's affairs other than as disclosed in this Report.

David Watkinson, President and Chief Executive Officer

David Watkinson, age 65,  brings 40 years of professional engineering experience in underground and open-pit mine development, including mine permitting, engineering, feasibility, construction, and operations to Rise. In addition, he has extensive experience in project management, having taken projects from grassroots start-ups to successful operating status. Mr. Watkinson has been responsible for the management of large capital projects and operations in Canada, the United States, and the Philippines. He has held progressively senior positions with Placer Dome Inc., Kinross Gold Corporation, Thyssen Mining Construction of Canada, and Vulcan Materials Company. He holds a B.Sc. in Applied Science, Mining Engineering, from Queen's University in Kingston, Ontario (1985) and is a Registered Professional Engineer in the Province of Ontario. Mr. Watkinson is currently President and CEO of Emergent Metals Corp., and President, CEO of Ameriwest Critical Metals Inc.

Mihai Draguleasa, Chief Financial Officer, Treasurer

Mihai Draguleasa, age 46, was appointed as the Company's Chief Financial Officer and Treasurer on November 22, 2024. Mr. Draguleasa is a Chartered Professional Accountant (CPA - Canada) with over 15 years of accounting experience including in the mining and resource sector. His career developed with Deloitte LLP and Ernst & Young in Vancouver, British Columbia. His mining related financial experience includes financial reporting, corporate risk management, corporate strategy and planning, and investment evaluation. In addition to being the CFO for the Company, Mr. Draguleasa is also currently the CFO of Canagold Resources Ltd and Valhalla Metals Inc. Mr. Draguleasa holds a Bachelor of Engineering degree from the University of Transylvania (Romania).

Thomas I. Vehrs, Director

Dr. Thomas I. Vehrs, age 79, was appointed to the Company's Board of Directors on April 20, 2017.  Dr. Vehrs is a highly regarded and experienced exploration geologist with over 40 years of experience in the Americas. During his career, Dr. Vehrs has conducted and managed numerous exploration programs resulting in the discovery and delineation of major copper, gold and silver deposits, including the Los Pelambres porphyry copper deposit in Chile, the Northumberland sediment-hosted gold deposit in central Nevada, the Rio Blanco porphyry copper deposit in northern Peru and orogenic gold deposits in Central Guatemala. From 2006 to 2016, Dr. Vehrs held the position of Vice President of Exploration for Fortuna Silver Mines and was responsible for the development and execution of exploration programs at the Caylloma Mine in Peru and the San Jose Mine in southern Mexico.  During this period, Fortuna Silver Mines was successful in expanding the resources, reserves and production rate at the San Jose Mine resulting in a market capitalization in excess of $1 billion. Dr. Vehrs holds a Ph.D. in geology from Syracuse University and served as an officer in the U.S. Army Corps of Engineers.

Lawrence W. Lepard, Director

Lawrence W. Lepard, age 69, was appointed to the Company's Board of Directors on August 22, 2019. Mr. Lepard is a Managing Partner and Founder of Equity Management Associates, LLC, an investment partnership which has focused on investing in precious metals since 2008. Prior to EMA, Mr. Lepard spent 25 years as a professional investor and venture capitalist. From 1991 to 2004 he was one of two Managing Partners at Geocapital Partners in New Jersey which managed six venture capital partnerships, the last of which was $250 million. Geocapital was very active in technology, software and computer investing and invested heavily in the internet starting in 1993. Geocapital was the lead investor in Netcom, Inc., the first internet service provider to complete an initial public offering in 1996. Prior to Geocapital, Mr. Lepard spent seven years as a General Partner at Summit Partners in Boston, MA a large venture capital and private equity firm. Mr. Lepard serves as a Director for Lavras Gold Corp. and Cabral Gold Inc. Mr. Lepard holds an MBA with Academic Distinction from Harvard Business School and a BA in Economics from Colgate University.

Daniel Oliver Jr., Director

Daniel Oliver Jr., age 54, was appointed to the Company's Board of Directors on July 10, 2023.  Mr. Oliver manages Myrmikan Gold Fund LLC, which makes investments in the precious metals mining sector. In addition to his finance background, Mr. Oliver brings legal expertise to the Board, having graduated from Columbia Law School with honors in 2001 and practiced law at Simpson Thacher & Bartlett in New York as well as at Wallison & Wallison, a boutique law firm specializing in high-dollar business litigation and appeals in the financial sector.  Mr. Oliver obtained an MBA from INSEAD in 2005. After co-founding two venture companies, Mr. Oliver joined Bearing Capital, LLC, a private equity firm in Buenos Aires focused on Latin American commodities investments. He is also a director of Guanajuato Silver Co. Ltd and President of the Committee for Monetary Research & Education, an organization founded by prominent economists and businessmen in 1970 in opposition to the Bretton Woods monetary system.

Clynton R. Nauman

Clynton R. Nauman, age 77, was appointed to the Company's Board of Directors on September 7, 2023.  Mr. Nauman has more than 45 years of diversified operating experience in the mining industry ranging from exploration to mine construction and mine operations as well as business development, mine financing and senior management in the precious metals, base metals and coal sectors. Mr. Nauman also co-founded and grew a successful industrial environmental services company focused on reclamation of historical mine-related liabilities in Canada and the United States. Mr. Nauman holds an Honors Bachelor of Science in Geology from Otago University, New Zealand.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires a company's directors and officers, and persons who own more than 10% of any class of a company's equity securities which are registered under Section 12 of the Exchange Act, to file with the SEC initial statements of beneficial ownership on Form 3, reports of changes in ownership on Form 4, and annual reports on Form 5 concerning their ownership of and transactions concerning our common stock and other equity securities. Such officers, directors and 10% stockholders are also required to furnish the company with copies of all Section 16(a) reports they file. Based solely on our review of the copies of such forms received by the company, or written representations from the reporting persons as of the date of this Report, management believes that all Section 16(a) filing requirements applicable to directors, officers and 10% stockholders with respect to the fiscal year ended July 31, 2026 have been fulfilled, except that David Watkinson filed a late Form 3 (no transactions) and three late Form 4s (five transactions).

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

Insider Trading Policies and Procedures

The Company's Code of Ethics (a copy of which is filed as Exhibit 14.1) contains provisions requiring the Company's executive officers to comply with certain insider trading requirements. The Company also follows certain practices that management believes are designed to promote compliance by its directors, officers and employees with insider trading laws, rules and regulations, including the listing standards of the CSE, but the Company has not formally adopted written insider trading policies and procedures . Management believes that the approach the Company has taken to date has been sufficient because the Company has a small number of directors, officers and employees who have been advised upon joining the Company about applicable insider trading prohibitions and are also notified of any mandated blackout periods The management and the Board of Directors are considering adopting formal insider trading policies and procedures.

Item 11. Executive Compensation.

The following table sets forth information with respect to the compensation awarded or paid to David Watkinson, our Chief Executive Officer and President, Joseph E. Mullin III, our former Chief Executive Officer, Mihai Draguleasa, our Chief Financial Officer, and Vince Boon, our former CFO (the "Named Executive Officers"), for all services rendered in all capacities to the Corporation during the past two fiscal years. As of July 31, 2026, we did not have any other executive officers or former executive officers who had received total compensation in excess of $100,000 during the fiscal year ended July 31, 2026. Pursuant to Item 402(m)(4) of Regulation S-K, we have omitted certain columns from the table since there was no compensation awarded to, earned by or paid to the Named Executive Officers that was required to be reported in such columns in either year.

Summary Compensation Table
Name and Principal Position	Year Ended July 31	Salary ($)	Stock Awards(1)(2) ($)	Option Awards(1) (2) ($)	Total ($)
David Watkinson, Chief Executive Officer (3)	2026	112,283	103,750	156,293	372,326
	2025	Nil	Nil	Nil	Nil
Joseph Mullin, Former Chief Executive Officer (4)	2026	205,700	210,000	101,807	517,507
	2025	132,000	Nil	508,167	640,167
Mihai Draguleasa, Chief Financial Officer	2026	76,712	Nil	25,334	102,046
	2025	53,474	Nil	10,908	64,382
Vince W. Boon, Former Chief Financial Officer	2026	Nil	Nil	Nil	Nil
	2025	21,513	Nil	Nil	21,513

(1) See Note 12 of the notes to the audited financial statements included in the Company's annual report on Form 10-K for the year ended July 31, 2026 for a  description of the assumptions made in the valuation of option and other stock based  awards.

(2) Represents share based payments related to options, restricted share units and deferred share units vesting during the years presented.

(3) Mr. Watkinson was appointed CEO, President and Director on November 20, 2025.

(4) Mr. Mullin resigned as CEO, President and Director on November 20, 2025

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information relating to the options held by the Named Executive Officers as of July 31, 2026:

Outstanding Equity Awards at Fiscal Year-End
Option Awards				Stock Awards
Name	Number of Securitie Underlying Unexercised Options (#) Exercisable	Option Exercise |Price	Option Expiratio Date	Number of Shares That Have Not Vested (#)	Market Value of Shares That Have Not Vested ($)
David Watkinson, Chief Executive Officer	60,000 50,000 1,000,000	$0.10 $0.25 $0.18	May 22, 2030 October 30, 2030 November 20, 2030	Nil Nil Nil	Nil Nil Nil
Mihai Draguleasa, Chief Financial Officer	60,000 60,000 70,000 75,000	$0.10 $0.10 $0.25 $0.18	March 25, 2030 May 22, 2030 October 30, 2030 November 20, 2030	Nil Nil Nil Nil	Nil Nil Nil Nil

Employment Agreements

Pursuant to an employment agreement (the "Employment Agreement") with an effective date as of November 20, 2025 (the "Effective Date") made among the Corporation and David Watkinson, the Corporation engaged Mr. Watkinson on a 50% time commitment basis as the Corporation's Chief Executive Officer and President and, upon being elected or appointed as such, Director, of the Corporation. The term of the Employment Agreement is on a month-to-month basis unless extended at any time by mutual agreement of the parties.

The Employment Agreement provides that Mr. Watkinson be paid a monthly consulting fee of $11,000 and may also be paid discretionary bonuses in cash and/or stock if approved by the Corporation's Board of Directors. The Corporation will reimburse Mr. Watkinson for reasonable travel and other business expenses incurred in the performance of services under the Employment Agreement, provided that any such expenses totaling more than $2,000 in any calendar month must be preapproved by the Board of Directors.  In addition, the Employment Agreement provides that Mr. Watkinson will be granted stock options and/or restricted stock units ("RSUs")RSUs in accordance with the Corporation's long-term incentive plan, subject to the approval of the Board of Directors and in accordance with the policies of the stock exchange on which the Corporation's shares are traded (the "Exchange"), and that all incentive awards granted to Mr. Watkinson will immediately become fully vested and exercisable on a change of control of the Corporation, subject to Exchange policies.

Mr. Watkinson may terminate the Employment Agreement at any time upon 60 days' written notice to the Corporation. The Corporation may terminate the Employment Agreement at any time without cause immediately after delivery of written notice to Mr. Watkinson, provided that the Corporation pays Mr. Watkinson six months' compensation.  In the event of such a termination, Mr. Watkinson will also be entitled to exercise any vested stock options by the earlier of (i) the expiry date of the stock options, or (ii) 90 days from the termination date of the Employment Agreement, unless another date is mutually agreed upon.

Subject only to any contrary agreement being established between the Corporation and Mr. Watkinson, if there is a change of control of the Corporation, Mr. Watkinson may receive, at his option, upon the final court order and in advance of closing in a plan of arrangement, or after shareholder and court approval and within a 120 days of the change of control, two times his then current base salary.

From September 23, 2023 to November 20, 2025, Joseph Mullin provided services to the Company pursuant to a consulting agreement (the "Consulting Agreement"). Pursuant to the "Consulting Agreement" with an effective date as of September 23, 2023 (the "Effective Date") made among the Corporation, Mount Arvon Partners LLC (the "Consultant") and Joseph E. Mullin III, the owner of the Consultant, the Corporation engaged the Consultant to provide consulting services to the Corporation, including providing the services of Mr. Mullin on a 50% time commitment basis as the Corporation's Chief Executive Officer and President and, upon being elected or appointed as such, Director, of the Corporation. The term of the Consulting Agreement is on a month-to-month basis unless extended at any time by mutual agreement of the parties.

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

Since November 22, 2024, Mihai Draguleasa has been providing services to the Company pursuant to a consulting agreement. Pursuant to a consulting services agreement dated November 14, 2024 (the "Stellar Agreement") with Stellar Strategy Business Services Inc ("Stellar") a management services company controlled by our CFO, Mihai Draguleasa, Stellar provides business advisory, finance, accounting, corporate administrative services as may be requested by the Corporation. Stellar also provided the Corporation with personnel for the positions of Chief Financial Officer, treasurer, controller and corporate secretary. The Stellar Agreement provided for a monthly fee of C$7,900 per month and continues on a month to month basis until terminated by the parties in accordance with its terms. In the event that either party wishes to terminate this Agreement, that party will be required to provide 60 days' written notice to the other party.

Mr. Watkinson is expected to commit 50% of his working time to the Company. Other executive officers are expected to allocate approximately 25% of their working time to our business.

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

The following table sets out compensation for the year ended July 31, 2026 of those individuals who served as directors during that year but did not qualify as Named Executive Officers.

Name	Fees Earned or Paid in Cash	Option Awards (1)	Total
Thomas I. Vehrs	$20,000 (2)	$42,636 (3)	$62,636
Lawrence W. Lepard	$20,000 (2)	$42,636 (3)	$62,636
Daniel Oliver Jr.(4)	$49,167 (2)	$213,868(3)	$263,035
Clynton R. Nauman	$20,000 (2)	$42,636 (3)	$62,636

(1) See Note 12 of the notes to the audited financial statements included in the Company's Form 10-K annual report for the year ended July 31, 2026 for a description of the assumptions made in the valuation of option awards.

(2) Represents directors' fees.

(3) Represents share-based payments related to options granted during the year ended July 31, 2026.

(4) Dan Oliver Jr was also granted 365,854 which will vest upon termination of service.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the beneficial ownership of our common stock as of October 29, 2026 by (a) each person who serves as a director and/or is identified as a "Named Executive Officer" of Rise in Item 11, "Executive Compensation," above, and by all of our current directors and executive officers as a group, and (b) each person known by us to beneficially own more than 5.0% of any class of our voting securities.

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

For the purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named below, any shares that such person or group of persons has the right to acquire within 60 days of October 29, 2026 is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)
Equinox Partners Investment Management, LLC Three Stamford Plaza 301 Tresser Blvd, 13th Fl Stamford, Connecticut 06901	25,927,825(2)	19.99%
Abdiel Capital Advisors, LP 90 Park Avenue, 29th Floor, New York, New York, 100016	28,201,714(7)	19.99%
Daniel Oliver Jr. (Director)	18,108,768(3)	13.00%
Myrmikan Gold Fund, LLC 713 Silvermine Road New Canaan, Connecticut 06840	14,663,191(4)	11.49%
Lawrence W. Lepard (Director)	5,319,101 (5)	4.14%
David Watkinson (CEO and President)	1,547,500 (6)	1.20%
Thomas I. Vehrs (Director)	687,775 (8)	*
Clynt Nauman (Director)	693,511 (9)	*
Mihai Draguleasa (CFO)	447,928 (10)	*
Executive officers and directors as a group (6 persons)	26,804,583	20.11%
* Less than 1%

(1) Beneficial ownership is presented on a partially diluted basis, based on 127,668,837 shares of common stock issued and outstanding as of the date of this 10K. Pursuant to applicable SEC rules, options, warrants or other convertible securities currently exercisable or convertible, or exercisable or convertible within 60 days, are counted as outstanding for computing the percentage of the person holding such options, warrants or other convertible securities, but are not counted as outstanding for computing the percentage of any other person. The table excludes 18,000,000 share purchase warrants issued to Morgan Hughes Energy on March 3, 2026 under a strategic development agreement. Each warrant is exercisable at $0.40 per share until December 31, 2029. The warrants vest only when certain project milestones are met, none of which had been met as of October 29, 2026.

(2) Equinox Partners Investment Management, LLC ("Equinox Partners") controls 23,892,684 shares of common stock acquired on May 8, 2025 and October 24, 2025 through the following funds (collectively, the "Funds") which are the beneficial owners of the shares under the direction and control of Equinox Partners as investment manager: Lichfield LP - 11,965,566 shares of common stock; Equinox Partners, LP - 9,336,921 shares of common stock; Mason Hill Partners, LP - 1,698,474 shares of common stock; Equinox Partners Precious Metals Master Fund, LP - 891,723 shares of common stock. On May 8, 2025, Equinox Partners acquired 9,146,342 warrants exercisable at a price of $0.15 until May 8, 2028 and on October 24, 2025 acquired 5,600,000 warrants exercisable at a price of $0.45 until October 24, 2028. Pursuant to the terms of the warrants, no shares of common stock will be issued by the Corporation on the conversion of the warrants, if, as a result of the issuance of such shares of common stock, Equinox Partners' (together with its affiliates and any other persons or entities acting as a group together with Equinox Partners or any of its affiliates), beneficial ownership of the shares of common stock of the Corporation would exceed 19.99% (the "Restrictions"). With the Restrictions in effect, Equinox Partners has direction and control over 25,927,825 shares of common stock beneficially owned by the Funds, representing in the aggregate 19.99% of the 127,668,837 issued and outstanding shares of common stock on a partially diluted basis after giving effect to the exercise of certain of the warrants beneficially owned by the Funds (for certainty, without giving effect to the exercise of any other securities of the Corporation).

(3) Daniel Oliver Jr., a director, holds 1,210,653 shares of common stock. Mr. Oliver also holds 1,869,070 stock options, 94,070 of which are exercisable into common stock at a price of $0.26 per share until September 22, 2028, 200,000 of which are exercisable into common stock at a price of $0.25 per share until December 12, 2028, 15,000 of which are exercisable into common stock at a price of $0.17 per share until May 1, 2029, 60,000 of which are exercisable into shares of common stock at a price of $0.10 per share until March 25, 2030, 200,000 of which are exercisable into shares of common stock at a price of $0.10 per share until May 22, 2030, 300,000 of which are exercisable into shares of common stock at a price of $0.25 per share until October 30, 2030, and 1,000,000 of which are exercisable into shares of common stock at a price of $0.18 per share until November 20, 2030. Mr. Oliver has entered into a warrant standstill agreement with the company dated April 9, 2024, as amended on April 29, May 1 and September 12, 2024 and May 8, 2025, pursuant to which Mr. Oliver has agreed not to exercise 945,326 warrants (the “Oliver Warrants”) he holds, of which 300,526 are exercisable into common stock at a price of $0.158 per share until April 29, 2027, 340,000 are exercisable into common stock at a price of $0.115 per share until September 12, 2028, and 304,800 are exercisable into common stock at a price of $0.15 per share until May 8, 2028.  The standstill agreement will remain in effect until terminated by Mr. Oliver upon 61 days' written notice to the Company. On that basis, Mr. Oliver currently does not beneficially own the shares underlying the Oliver Warrants, as defined for purposes of Section 13(d) of the Exchange Act. Mr. Oliver is deemed to indirectly beneficially own the securities that are beneficially owned by Myrmikan Gold Fund LLC. See note (4).

(4) Myrmikan Gold Fund, LLC ("Myrmikan") holds 14,663,191 shares of common stock. Myrmikan has entered into a warrant standstill agreement with the company dated April 9, 2024, as amended October 10, 2024, May 8, 2025 and October 24, 2025 pursuant to which Myrmikan has agreed not to exercise 8,477,685 warrants (the "Myrmikan Warrants"), of which 1,350,000 are exercisable into common stock at a price of $0.158 per share until April 9, 2027, 2,882,514 are exercisable into common stock at a price of $0.1735 per share until October 10, 2028, 3,245,171 are exercisable into common stock at a price of $0.15 per share until May 8, 2028 and 1,000,000 are exercisable into common stock at a price of $0.45 per share until October 24, 2028. The standstill agreement will remain in effect until terminated by Myrmikan upon 61 days' written notice to the Corporation. On that basis, Myrmikan currently does not beneficially own the shares underlying any of the Myrmikan Warrants, as defined for purposes of Section 13(d) of the Exchange Act. Daniel Oliver Jr., one of our directors, is the managing member of Myrmikan. Myrmikan Capital, LLC, an investment adviser, is the manager of Myrmikan (the "Manager"). Mr. Oliver owns a 97.5% membership interest in, and is the manager of, the Manager. As the manager of Myrmikan, the Manager is deemed to share beneficial ownership of the shares beneficially owned by Myrmikan. As the manager of the Manager, Mr. Oliver is likewise deemed to share beneficial ownership of the shares beneficially owned by Myrmikan and the Manager.

(5) Lawrence W. Lepard, a director, holds 977,405 shares of common stock and indirectly beneficially owns an additional 135,000 shares of common stock through his children and 904,000 shares of common stock held by Sea View Investments, LLC. Mr. Lepard also holds 637,775 stock options, 100,000 of which are exercisable into common stock at a price of $0.65 per share until February 7, 2027, 105,000 of which are exercisable into common stock at a price of $0.53 per share until February 21, 2028, 47,775 of which are exercisable into common stock at a price of $0.25 per share until December 12, 2028, 15,000 of which are exercisable into common stock at a price of $0.17 per share until May 1, 2029, 60,000 of which are exercisable into common stock at a price of $0.10 per share until March 25, 2030, 60,000 of which are exercisable into common stock at a price of $0.10 per share until May 22, 2030, 100,000 of which are exercisable into common stock at a price of $0.25 per share until October 30, 2030 and 150,000 of which are exercisable into common stock at a price of $0.18 per share until November 20, 2030.  Mr. Lepard holds 105,265 warrants which are exercisable into common stock at a price of $0.158 per share until April 29, 2027. Mr. Lepard is the sole member and a manager of EMA GARP GP, LLC, which is the general partner of EMA GARP FUND, LP, and as such is deemed to indirectly beneficially own the securities that are beneficially owned by EMA GARP FUND, LP.  EMA GARP FUND, LP holds 2,559,656 shares of common stock.

(6) David Watkinson, our Chief Executive Officer, President and director, holds 437,500 shares of common stock.  Mr. Watkinson also holds 1,110,000 stock options, 60,000 of which are exercisable into common stock at a price of $0.10 per share until May 22, 2030, 50,000 of which are exercisable into common stock at a price of $0.25 per share until October 30, 2030 and 1,000,000 of which are exercisable into common stock at a price of $0.18 per share until November 20, 2030.

(7) Comprised of  14,791,440 shares of common stock (consisting of 4,656,007 held by Abdiel Investments LP and 10,135,433 held by Investment Group of Abdiel LP) and (ii) 14,791,440 warrants convertible into shares of common stock (consisting of 4,656,007 warrants held by Abdiel Investments LP and 10,135,433 warrants held by Investment Group of Abdiel LP) with an exercise price of US$0.45 per share until October 24, 2028. The warrants. Abdiel Capital Advisors LP is prohibited from exercising the warrants if, as a result of such exercise, Abdiel Capital Advisors LP would beneficially own more than 19.99% of the total number of shares of Common Stock then issued and outstanding immediately after giving effect of the exercise. As such, the warrants can currently only be exercised for 13,410,274 shares of common stock.

(8) Thomas I. Vehrs, a director, holds 25,000 shares of common stock and 662,775 stock options, 100,000 of which are exercisable into common stock at a price of $0.65 per share until February 7, 2027, 105,000 of which are exercisable into common stock at a price of $0.53 per share until February 21, 2028, 25,000 of which are exercisable into common stock at a price of $0.26 per share until September 22, 2028, 47,775 of which are exercisable into common stock at a price of $0.25 per share until December 12, 2028, 15,000 of which are exercisable into common stock at a price of $0.17 per share until May 1, 2029, 60,000 of which are exercisable into common stock at a price of $0.10 per share until March 25, 2030, 60,000 of which are exercisable into common stock at a price of $0.10 per share until May 22, 2030, 100,000 of which are exercisable into common stock at a price of $0.25 per share until October 30, 2030 and 150,000 of which are exercisable into common stock at a price of $0.18 per share until November 20, 2030.

(9) Clynton R. Nauman, a director, holds 166,666 shares of common stock, and 526,845 stock options, 94,070 of which are exercisable into common stock at a price of $0.26 per share until September 22, 2028, 47,775 of which are exercisable into common stock at a price of $0.25 per share until December 12, 2028 and 15,000 of which are exercisable into common stock at a price of $0.17 per share until May 1, 2029, 60,000 of which are exercisable into common stock at a price of $0.10 per share until March 25, 2030, 60,000 of which are exercisable into common stock at a price of $0.10 per share until May 22, 2030, 100,000 of which are exercisable into common stock at a price of $0.25 per share until October 30, 2030 and 150,000 of which are exercisable into common stock at a price of $0.18 per share until November 20, 2030.

(10) Mihai Draguleasa, our Chief Financial Officer and Treasurer, holds 265,000 stock options, 60,000 of which are exercisable into common stock at a price of $0.10 per share until March 25, 2030, 60,000 of which are exercisable into common stock at a price of $0.10 per share until May 22, 2030, 75,000 of which are exercisable into common stock at a price of $0.25 per share until October 30, 2030 and 70,000 of which are exercisable into common stock at a price of $0.18 per share until November 20, 2030. Through a company, Lazuli CPA Inc which he owns 100%, Mr. Draguleasa indirectly beneficially owns an additional 121,952 shares of common stock and 60,976 warrants which are exercisable into common stock at a price of $0.15 until May 8, 2028.

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

On October 17, 2025, the Board of Directors adopted a new 10% rolling long-term incentive plan. Under the new long-term incentive plan the Company may issue stock options, deferred share units, restricted share units, performance share units, and share appreciation rights. The plan become effective when it was approved by the stockholders of the Company at the annual meeting scheduled for November 19, 2025.

Equity Compensation Plan Information

As of July 31, 2026

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under the equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by shareholders	7,659,824	$0.20	5,100,809
Equity compensation plans not approved by shareholders	-	-	-
Total	7,659,824	$0.20	5,100,809

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

Rise Grass Valley and Eridanus entered into a loan agreement dated for reference August 30, 2019 (the "Loan Agreement") pursuant to which Eridanus provided a $1,000,000 secured loan (the "Loan") to Rise Grass Valley. As partial consideration for entering into the Loan Agreement, we issued 1,150,000 share purchase warrants to Eridanus. Each warrant entitled Eridanus to purchase one share of our common stock at a price of CAD$1.00 per share for a period of 3 years from the date of issuance of the warrants, which expiry date has been extended to September 9, 2024. Eridanus subsequently transferred its warrants to its members. As a result, Mr. Oliver acquired 374,000 of those warrants. The Loan Agreement provided for an initial term of two years, with interest payable at 10% per annum compounded monthly, and an option to extend the term for an additional two years with interest payable at 20% per annum compounded monthly for the third year and at 25% per annum compounded monthly for the fourth year. Rise Grass Valley exercised the option to extend the term of the loan. Pursuant to an agreement dated January 27, 2023, Eridanus agreed to extend the maturity date of the Loan by one year to September 4, 2024 and to reduce the interest rate from 25% to 15% per annum compounded monthly for a period of 12 months from February 17, 2023. After February 17, 2024, the rate of interest reverted to 25% per annum compounded monthly. We issued an aggregate of 575,000 share purchase warrants to the members of Eridanus in proportion to their respective interests. As a member of Eridanus, Mr. Oliver acquired 115,000 of those warrants. Each warrant entitles the holder to acquire one share of our common stock at an exercise price of US$0.60 until February 17, 2025. In May 2025, we repaid the outstanding balance of the loan. See  note 10(a) of the July 31, 2026 audited financial statement  for more details.

As at July 31, 2026 and 2025, $Nil was owed to Eridanus under the Loan Agreement.

On October 10, 2024, Rise Grass Valley finalized a secured loan agreement with Myrmikan Gold Fund, LLC ("Myrmikan") for a $500,000 loan which will be used for the Company's working capital. The Myrmikan loan has a term of 4 years with an interest rate of 15% per annum with interest accruing and payable along with the principal upon maturity. The Company issued 2,882,514 share purchase warrants at an exercise price of $0.1735 with a 4 year expiry period as additional consideration for advancing the Myrmikan loan. The Myrmikan loan may be repaid prior to the maturity date, in whole or in part, provided that all accrued interest is paid. The Myrmikan loan will be secured against the assets of the Company and its subsidiary. In May 2025, we repaid the outstanding balance of the loan. See  note 10(b) of the July 31, 2026 audited financial statement  for more details.

As at July 31, 2026 and 2025, $Nil was owed to Myrmikan under the Loan Agreement.

On October 24, 2025, Abdiel Capital Advisors participated in a private placement of the Company by investing $3.6 million and becoming an insider of the Company. During the same private placement, Equinox Partners, an insider of the Company, invested $1.4 million. Myrmikan Gold Fund, also participated, investing $250,000.

See note 9 of Item 8 for other related party transactions with the directors and officers of the Company.

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

Item 14. Principal Accountant Fees and Services.

The following table shows the fees billed by our company's auditor, Davidson & Company LLP Chartered Professional Accountants, for the fiscal years ended July 31, 2026 and 2025, and a summary of the services provided under each category follows the table:

	July 31, 2026 (C$)	July 31, 2025 (C$)
Audit Fees	102,512	109,166
Audit-Related Fees	-	5,061
Tax Fees	-	-
All Other Fees	10,375	-

Audit Fees consist of fees billed for professional services rendered for the audit of the consolidated financial statements and review of the quarterly interim consolidated financial statements.

Audit-Related fees consist of the review of SEC comment letters and management responses.

Tax Fees consist of tax compliance fees and other tax planning advisory services.

All Other Fees: Consist of fees related to reviewing S-1 registration statements.

Our Board of Directors has established pre-approval policies and procedures, pursuant to which the Board approved the foregoing audit and audit-related services provided by Davidson & Company in fiscal years 2026 and 2025 consistent with the Board's responsibility for engaging our company's independent auditors.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) The following financial statements are being filed as part of this Report:

Consolidated Financial Statements of Rise Gold Corp.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of July 31, 2026 and 2025

Consolidated Statement of Operations and Comprehensive Loss for the years ended July 31, 2026 and 2025

Consolidated Statement of Cash Flows for the years ended July 31, 2026 and 2025

Consolidated Statement of Stockholders' Equity (Deficit) for the years ended July 31, 2026 and 2025

Notes to the Consolidated Financial Statements

(b) The following exhibits are being filed as part of this Report:

Number	Exhibit Description

3.1	Articles of Incorporation, as amended through March 29, 2017 (1)

3.2	Certificate of Change made effective December 16, 2019 (2)

3.3	Certificate of Amendment dated September 18, 2020 (2)

3.4	Bylaws (3)

4.1	Description of Capital Stock (4)

10.1	Long Term Incentive Plan dated October 17, 2025

10.2	Strategic development agreement with Morgan Hughes Energy dated March 3, 2026

10.3	Employment agreement with David Watkinson dated as of November 20, 2025 for provision of Chief Executive Officer services

14.1	Code of Ethics (5)

21.1	Subsidiaries of the registrant (1)

23.1	Consent of Davidson & Company

31.1	Certificate of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Schema Linkbase Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

(5) Included as an exhibit to Amendment No. 1 to our Form 10-K annual report filed on October 30, 2008 and incorporated herein by reference.

Item 16. Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

RISE GOLD CORP.

/s/ David Watkinson

David Watkinson

President and Chief Executive Officer

Date: October 29, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ David Watkinson

David Watkinson

President and Chief Executive Officer

(Principal Executive Officer)

October 29, 2026

/s/ Mihai Draguleasa

Mihai Draguleasa

Chief Financial Officer and Treasurer

(Principal Financial and Accounting Officer)

October 29, 2026

/s/ Thomas Vehrs

Dr. Thomas Vehrs

Director

October 29, 2026

/s/ Lawrence Lepard

Lawrence Lepard

Director

October 29, 2026

/s/ Daniel Oliver Jr.

Daniel Oliver Jr.

Director

October 29, 2026

/s/ Clynt Nauman

Clynt Nauman

Director

October 29, 2026